Form 10-Q
period 2018-06-30
Homology Medicines, Inc.
filed 2018-08-13
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2018, the registrant had 37,474,649 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$94,960,535	$51,574,932
Short-term investments	160,547,550	78,083,604
Prepaid expenses and other current assets	6,074,268	1,944,751
Total current assets	261,582,353	131,603,287
Property and equipment, net	6,942,457	3,154,205
Deferred offering costs	—	1,000,262
Restricted cash	1,789,962	1,772,587
Total assets	$270,314,772	$137,530,341
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,017,426	$2,538,057
Accrued expenses and other liabilities	2,358,433	2,860,025
Deferred rent	—	122,601
Deferred revenue	3,499,700	3,341,063
Total current liabilities	10,875,559	8,861,746
Non-current liabilities:
Deferred rent, net of current portion	2,893,331	290,923
Deferred revenue, net of current portion	29,747,451	30,069,563
Total liabilities	43,516,341	39,222,232
Commitments and contingencies (Note 6)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; 11,838,182 shares authorized; 11,831,489 shares issued and outstanding and aggregate liquidation preference of $44,211,092 as of December 31, 2017	—	42,994,550
Series B convertible preferred stock, $0.0001 par value; 12,337,176 shares authorized, issued and outstanding and aggregate liquidation preference of $93,500,008 as of December 31, 2017	—	94,767,610
Total convertible preferred stock	—	137,762,160
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2018 and no shares authorized as of December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 and 170,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 37,474,649 and 2,902,109 shares issued as of June 30, 2018 and December 31, 2017, respectively; and 37,254,902 and 2,637,011 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	3,726	264
Additional paid-in capital	290,442,015	799,859
Accumulated other comprehensive loss	(48,646)	(73,308)
Accumulated deficit	(63,598,664)	(40,180,866)
Total stockholders’ equity (deficit)	226,798,431	(39,454,051)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$270,314,772	$137,530,341

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$926,477	$—	$1,749,849	$—
Operating expenses:
Research and development	10,289,871	4,056,289	18,288,266	6,855,261
General and administrative	4,527,335	1,982,231	8,355,357	3,874,778
Total operating expenses	14,817,206	6,038,520	26,643,623	10,730,039
Loss from operations	(13,890,729)	(6,038,520)	(24,893,774)	(10,730,039)
Other income (expense):
Change in fair value of convertible preferred stock tranche liability	—	—	—	(876,000)
Interest income	996,493	35,766	1,475,976	48,492
Total other income (expense)	996,493	35,766	1,475,976	(827,508)
Net loss and net loss attributable to common stockholders-basic and diluted	$(12,894,236)	$(6,002,754)	$(23,417,798)	$(11,557,547)
Net loss per share attributable to common stockholders-basic and diluted	$(0.35)	$(2.61)	$(1.19)	$(4.89)
Weighted-average common shares outstanding-basic and diluted	36,860,619	2,296,118	19,606,543	2,365,021

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(12,894,236)	$(6,002,754)	$(23,417,798)	$(11,557,547)
Other comprehensive gain:
Change in unrealized gain on available for sale securities, net	37,519	—	24,662	—
Total other comprehensive gain	37,519	—	24,662	—
Comprehensive loss	$(12,856,717)	$(6,002,754)	$(23,393,136)	$(11,557,547)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,417,798)	$(11,557,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	457,799	293,667
Stock-based compensation expense	949,192	58,258
Accretion on short-term investments	110,794	—
Change in fair value associated with convertible preferred stock tranche liability	—	876,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,129,517)	(490,997)
Accounts payable	2,566,699	148,586
Accrued expenses and other liabilities	355,175	409,415
Deferred revenue	(163,475)	—
Deferred rent	2,479,807	142,505
Net cash used in operating activities	(20,791,324)	(10,120,113)
Cash flows from investing activities:
Purchases of short-term investments	(143,770,078)	—
Maturities of short-term investments	61,220,000	—
Purchases of property and equipment	(4,184,136)	(1,321,727)
Changes in restricted cash	(17,375)	—
Net cash used in investing activities	(86,751,589)	(1,321,727)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of discounts and issuance costs	150,843,215	—
Proceeds from issuance of common stock from option exercises	85,301	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	20,479,488
Net cash provided by financing activities	150,928,516	20,479,488
Increase in cash and cash equivalents	43,385,603	9,037,648
Cash and cash equivalents, beginning of period	51,574,932	11,392,207
Cash and cash equivalents, end of period	$94,960,535	$20,429,855
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A convertible preferred stock into common stock upon initial public offering	$42,994,550	$—
Conversion of Series B convertible preferred stock into common stock upon initial public offering	$94,767,610	$—
Reclassification of liability for common stock vested	$5,750	$20,605
Property and equipment additions included in accounts payable	$229,509	$146,735
Reclassification of tranche liability upon issuance of convertible preferred stock	$—	$5,123,000

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

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through June 30, 2018, the Company has financed its operations primarily through the public offering of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis (see Note 10).

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

Management believes that existing cash, cash equivalents and short-term investments will allow the Company to continue its operations for at least the next two years. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements   have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company's final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-223409), filed with the SEC pursuant to Rule 424(b)(4) on March 29, 2018.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2018, and consolidated results of operations and cash flows for the three and six months ended June 30, 2018 and 2017, respectively. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ deficit until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

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

Multiple Element Arrangements

The terms of the collaboration and license agreement contain multiple deliverables, including licenses, research and development activities, participation on steering committees and manufacturing activities. The Company evaluates the activities in its collaboration agreements to determine if the activities are consistent with a typical vendor-customer relationship, and if so, accounts for them in accordance with Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition – Multiple Element Arrangements. If not, the Company evaluates other applicable guidance.

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

Net Loss per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, unvested shares of common stock and convertible preferred stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2018 and 2017.

Subsequent Events—The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date the financial statements were issued.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of the accounting for share-based payments granted to employees. Certain changes will be applied prospectively and other changes will be applied using a modified retrospective approach with the recognition of the cumulative effect of the application of the new standard as of the beginning of the period of initial application. ASU No. 2016-09 was adopted by the Company on January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for the Company beginning January 1, 2020. Early application of this standard is permitted however companies may not apply this standard earlier than it applies ASU 2014-09. The Company is evaluating the impact adoption of this standard will have on its condensed consolidated financial statements.

3. INVESTMENTS

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value. Unrealized gains or losses on investments are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit), on the Company’s condensed consolidated balance sheets.

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments, as of June 30, 2018 and December 31, 2017:

As of June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$35,781,822	$—	$—	$35,781,822
Asset-backed securities	20,160,567	1,279	(2,074)	20,159,772
Commercial paper	85,895,613	—	—	85,895,613
Corporate debt securities	64,147,033	813	(35,971)	64,111,875
U.S. Treasury securities	49,008,349	55	(12,748)	48,995,656
Total	$254,993,384	$2,147	$(50,793)	$254,944,738

As of December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$44,181,756	$—	$—	$44,181,756
Asset-backed securities	7,428,021	—	(6,318)	7,421,703
Commercial paper	34,882,298	—	—	34,882,298
Corporate debt securities	26,905,815	—	(49,532)	26,856,283
U.S. Treasury securities	8,940,778	—	(17,458)	8,923,320
Total	$122,338,668	$—	$(73,308)	$122,265,360

As of June 30, 2018, the Company does not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as it has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and six months ended June 30, 2018 and 2017. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	As of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$35,781,822	$35,781,822	$—	$—
Commercial paper	32,876,471	—	32,876,471	—
Corporate debt securities	5,643,984	—	5,643,984	—
U.S. Treasury securities	20,094,911	—	20,094,911	—
Total cash equivalents	$94,397,188	$35,781,822	$58,615,366	$—
Short-term investments:
Asset-backed securities	$20,159,772	$—	$20,159,772	$—
Commercial paper	53,019,143	—	53,019,143	—
Corporate debt securities	58,467,890	—	58,467,890	—
U.S. Treasury securities	28,900,745	—	28,900,745	—
Total short-term investments	$160,547,550	$—	$160,547,550	$—
Total financial assets	$254,944,738	$35,781,822	$219,162,916	$—

Description	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$44,181,756	$44,181,756	$—	$—
Total cash equivalents	$44,181,756	$44,181,756	$—	$—
Short-term investments:
Asset-backed securities	$7,421,703	$—	$7,421,703	$—
Commercial paper	34,882,298	—	34,882,298	—
Corporate debt securities	26,856,283	—	26,856,283	—
U.S. Treasury securities	8,923,320	—	8,923,320	—
Total short-term investments	$78,083,604	$—	$78,083,604	$—
Total financial assets	$122,265,360	$44,181,756	$78,083,604	$—

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

The convertible preferred stock tranche liability was stated at fair value and was measured using a Level 3 input because the fair value measurement was based, in part, on significant inputs not observed in the market.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the six months ended June 30, 2017, consisted of:

Fair value as of January 1, 2017	$4,247,000
Change in fair value of convertible preferred stock tranche liability	876,000
Reduction in tranche liability due to preferred stock issuance	(5,123,000)
Fair value as of June 30, 2017	$—

There were no transfers between fair value measure levels during the three and six months ended June 30, 2018 and 2017.

5. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at June 30, 2018 and December 31, 2017 consist of the following:

	As of
	June 30, 2018	December 31, 2017
Accrued compensation and benefits	$1,526,964	$1,435,015
Accrued professional fees	388,267	1,119,959
Accrued research and development expenses	326,401	182,500
Accrued unvested common stock subject to repurchase	116,801	122,551
	$2,358,433	$2,860,025

6. COMMITMENTS AND CONTINGENCIES

Operating Leases—In September 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expires in October 2021, with an option for an additional three-year term. In addition to the leased space, the Company has certain rights to expand the lease to include certain adjacent property. As of June 30, 2018, no expansion rights had been exercised.

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

Future minimum lease payments as of June 30, 2018 are as follows:

Years Ending December 31,	Amount
2018	$1,038,918
2019	3,424,313
2020	3,669,236
2021	3,619,333
2022	2,928,014
Thereafter	13,177,338
Total future minimum lease payments	$27,857,152

The lease agreement entered into in December 2017 allows for a tenant improvement allowance not to exceed $10.9 million to be applied to the total cost of tenant improvements to the leased premises. The tenant improvement allowance must be used on or before August 31, 2019 or it will be deemed forfeited with no further obligation by the landlord. Tenant improvement allowances due or received are recorded as deferred rent incentives on the Company’s condensed consolidated balance sheets, which are amortized to rent expense over the term of the lease. As of June 30, 2018, deferred rent incentives totaled $1.1 million.

The Company recorded rent expense of  $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.8 million as of June 30, 2018 and December 31, 2017, respectively, in conjunction with its current leases.

7. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

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

Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At June 30, 2018, there were no additional shares available for future grant under the 2015 Plan.

2018 Incentive Award Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Incentive Award Plan (the “2018 Plan” and, together with the 2015 Plan, the “Plans”), which became effective upon the effectiveness of the registration statement on Form S-1 for the Company’s initial public offering. Upon effectiveness of the 2018 Plan, the Company ceased granting new awards under the 2015 Plan.

The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. At June 30, 2018, there were 2,493,415 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the ESPP. As of June 30, 2018, there were no purchase rights outstanding under the ESPP.

Total stock-based compensation expense for employees, directors and non-employees for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$167,306	$11,262	$300,347	$22,123
General and administrative	401,766	19,316	648,845	36,135
	$569,072	$30,578	$949,192	$58,258

As of June 30, 2018, there was $9.3 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 3.4 years at June 30, 2018.

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

The assumptions used in Black-Scholes option pricing model for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expected volatility	56.36%	53.52%	52.80% - 60.12%	53.52% - 53.53%
Weighted-average risk-free interest rate	2.84%	2.00%	2.33% - 2.84%	2.00% - 2.28%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	6.25	6.25	5.5 - 7.6	6.25
Underlying common stock fair value	$20.98	$0.63	$6.63 - $20.98	$0.63

A summary of option activity under the Plans for the six months ended June 30, 2018 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,971,711	$3.61	9.3	$5,977,162
Granted	793,287	$15.96
Exercised	(53,884)	$1.58
Cancelled/Forfeited	(69,314)	$2.82
Outstanding at June 30, 2018	2,641,800	$7.37	9.1	$34,438,555
Exercisable at June 30, 2018	454,799	$2.45	8.4	$8,163,075
Expected to vest at June 30, 2018	2,187,001	$8.97	9.3	$26,008,045

The total intrinsic value of options exercised during the six months ended June 30, 2018 was $1.0 million. The weighted-average grant date fair value per share for options granted during the six months ended June 30, 2018 and 2017 was $8.38 and $0.33, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2018	265,098
Vested	(61,501)
Exercised	16,150
Repurchased	—
Unvested shares - June 30, 2018	219,747

As of June 30, 2018 and December 31, 2017, 219,747 and 265,098 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of $0.1 million as of each date .

8. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

On April 2, 2018, the Company closed its initial public offering with the sale of 10,350,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $150.8 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 24,168,656 shares of common stock at the applicable conversion ratio then in effect.

The following table provides a rollforward of the changes in convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2018:

	Convertible Preferred Stock $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, January 1, 2018	127,199,705	$137,762,160	2,637,011	$264	$799,859	$(73,308)	$(40,180,866)	$(39,454,051)
Conversion of convertible preferred stock into common stock upon initial public offering	(127,199,705)	(137,762,160)	24,168,656	2,417	137,759,743	—	—	137,762,160
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	10,350,000	1,035	150,842,180	—	—	150,843,215
Vesting of common stock from option exercise	—	—	61,501	6	5,744	—	—	5,750
Issuance of common stock from option exercise	—	—	37,734	4	85,297	—	—	85,301
Stock-based compensation	—	—	—	—	949,192	—	—	949,192
Comprehensive gain	—	—	—	—	—	24,662	—	24,662
Net loss	—	—	—	—	—	—	(23,417,798)	(23,417,798)
Balance, June 30, 2018	—	$—	37,254,902	$3,726	$290,442,015	$(48,646)	$(63,598,664)	$226,798,431

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at June 30, 2018 and 2017, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2018	2017
Convertible preferred shares (as converted to common stock)	—	11,831,489
Unvested common stock from early exercise of options	219,747	360,335
Stock options to purchase common stock	2,641,800	897,622
Total	2,861,547	13,089,446

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

The Company recognized revenue of $1.7 million for the six months ended June 30, 2018, based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments together as a single unit. The amount recorded as deferred revenue under this agreement totaled $33.2 million as of June 30, 2018.

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

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver genetic medicines in vivo either through a gene therapy or nuclease-free gene editing modality across a broad range of genetic disorders. The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene correction, either through the replacement of an entire diseased gene in the genome with a whole functional copy or the precise repair of individual mutated nucleotides, by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene correction editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications. Our diverse set of AAVHSCs allows us to precisely target, via a single intravenous injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, bone marrow, lung, muscle and eye, across both modalities—gene editing and gene therapy. We believe these advantages will allow us to safely provide transformative cures using either modality.

We have generated compelling preclinical data for our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU, and are advancing HMI-102 into a Phase 1/2 clinical trial. We expect to initiate the Phase 1/2 trial in adult patients with PKU and to receive initial clinical data in 2019. We continue to advance our gene editing modality and have generated in vivo preclinical data demonstrating achievement of gene correction editing efficiencies that are significantly greater than both nuclease-based and other AAV-based approaches. We expect to nominate a lead gene editing product candidate for the treatment of pediatric patients with PKU in 2018. In addition, we are advancing a pipeline of other gene therapy and gene editing research initiatives in the liver, CNS, bone marrow, lung and eye.

We are a preclinical company and have not yet initiated human clinical trials for HMI-102 or any other product candidate. We will require additional capital in order to advance HMI-102 beyond our planned Phase 1/2 clinical trial.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs in the laboratory of one of our founders, Saswati Chatterjee, Ph.D., of the City of Hope Medical Center, or COH. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our suite of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing efforts to discover new AAVHSCs. We have internal process development and pilot manufacturing capabilities and are in the process of building out a cGMP manufacturing facility to support our clinical development programs. We entered into a collaboration with Novartis in November 2017 to develop new genetic medicines using our HR-based gene correction editing approach in ophthalmology, which leverages our platform technology into a new therapeutic area, and sickle cell disease. Since our inception in 2015, we have raised approximately $288.0 million in aggregate net proceeds through our initial public offering, or IPO, and preferred stock financings. We have received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We believe that our compelling preclinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, researching and identifying additional product candidates, developing manufacturing processes, building our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock in our IPO, through the sales of preferred stock, and through funding from our collaboration partner.

We are a development stage company and our lead product candidate and our research initiatives are all at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $1.7 million in collaboration revenue for the six months ended June 30, 2018. We did not recognize any collaboration revenue for the same period in 2017. Since inception, we have incurred significant operating losses. Our net losses for the six months ended June 30, 2018 and 2017 were $23.4 million and $11.6 million, respectively. As of June 30, 2018, we had an accumulated deficit of $63.6 million.

Our total operating expenses were $26.6 million and $10.7 million for the six months ended June 30, 2018 and 2017, respectively. We expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates. We anticipate that our expenses will increase substantially due to costs associated with our preclinical activities for our lead gene therapy program for the treatment of PKU and the advancement of this product candidate into a Phase 1/2 clinical trial in the U.S., which we expect to commence and have initial clinical data in 2019, development activities associated with our other gene editing and gene therapy product candidates, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies, as well as the further development of internal manufacturing capabilities and capacity and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

As a result of these anticipated expenditures, we will need additional financing to support our continuing operations. We expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our current projected operating expenses and capital expenditures for at least the next two years. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

•	the costs and timing of capital expenditures for the build-out of research and development labs, office space and manufacturing suites in a new facility and related equipment and furniture;
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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.7 million in collaboration revenue for the six months ended June 30, 2018 (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs, and general and administrative costs.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
HMI-102 external development costs	$3,824,280	$1,185,851	$6,397,707	$1,664,531
Employee-related costs	3,077,032	1,285,342	6,028,130	2,407,636
Other research and development costs	3,388,559	1,585,096	5,862,429	2,783,094
Total research and development expenses	$10,289,871	$4,056,289	$18,288,266	$6,855,261

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate clinical trials of HMI-102 for the treatment of PKU, including our Phase 1/2 clinical trial, and continue to discover and develop additional product candidates.

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

Change in Fair Value of Convertible Preferred Stock Tranche Liability

We have determined that our obligation to issue, and our investors’ obligation to purchase, additional shares of Series A preferred stock in the second of two tranches represent a freestanding financial instrument. The freestanding tranche liability was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income in the statements of operations at each period end such instruments are outstanding. The liability was valued using an income approach, specifically the discounted cash flow method. On February 10, 2017, we issued 28,873,237 shares of our Series A preferred stock at $0.71 per share upon the achievement of certain development milestones, resulting in net proceeds of approximately $20.5 million. We adjusted the carrying value of the convertible preferred stock tranche liability to its estimated fair value at each reporting date and upon issuance of the second tranche of Series A preferred stock on February 10, 2017, recognizing the changes in fair value in other income (expense) in the consolidated statement of operations. We recognized total other expense of $0.9 million for the  six months ended June 30, 2017 related to changes in the fair value of the convertible preferred stock tranche liability. We had no liability related to the convertible preferred stock as of June 30, 2018.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act") with the SEC on March 29, 2018 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through June 30, 2018 from those discussed in our final prospectus filed on March 29, 2018. For information regarding our recent accounting pronouncements, see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations:

	Three months ended June 30,
	2018	2017	Change
Collaboration revenue	$926,477	$—	$926,477
Operating expenses:
Research and development	10,289,871	4,056,289	6,233,582
General and administrative	4,527,335	1,982,231	2,545,104
Total operating expenses	14,817,206	6,038,520	8,778,686
Loss from operations	$(13,890,729)	$(6,038,520)	$(7,852,209)
Other income:
Interest income	996,493	35,766	960,727
Net loss	$(12,894,236)	$(6,002,754)	$(6,891,482)

Revenues

Revenues for the three months ended June 30, 2018 were $0.9 million, and consisted solely of collaboration revenue under our Collaboration Agreement with Novartis that we entered into in November 2017, representing the portion of the $35.0 million upfront payment and research funding payments that were recognized in the three months ended June 30, 2018. We recognize revenues based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments, under this arrangement, together as a single unit. We did not recognize any revenue in the three months ended June 30, 2017.

Research and Development Expenses

	Three months ended June 30,
	2018	2017	Change
HMI-102 external development costs	$3,824,280	$1,185,851	$2,638,429
Employee-related costs	3,077,032	1,285,342	1,791,690
Other research and development costs	3,388,559	1,585,096	1,803,463
Total research and development expenses	$10,289,871	$4,056,289	$6,233,582

Research and development expenses for the three months ended June 30, 2018 were $10.3 million, compared to $4.1 million for the three months ended June 30, 2017. The increase of $6.2 million was primarily due to an increase of $2.6 million in direct research expenses, primarily CMO costs, related to our HMI-102 program, a $1.8 million increase due to an increase in employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $1.8 million increase in non-employee-related pre-clinical activities.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended June 30, 2018, compared to $2.0 million for the three months ended June 30, 2017. The increase of $2.5 million was primarily due to $1.1 million in increased employee-related costs, $0.8 million in increased facility costs, $0.3 million in increased consulting costs and $0.2 million in increased insurance and other public company related expenses.

Interest Income

Interest income was $1.0 million for the three months ended June 30, 2018, compared to less than $0.1 million for the three months ended June 30, 2017. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to the receipt of $83.5 million in proceeds from our Series B preferred stock financing in July 2017, Novartis’ up-front payment of $35.0 million and additional proceeds of $10.0 million from the issuance of Series B preferred stock to Novartis in November 2017 and the receipt of $150.8 million in net proceeds from the issuance of common stock in our initial public offering in April 2018.

  Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations:

	Six months ended June 30,
	2018	2017	Change
Collaboration revenue	$1,749,849	$—	$1,749,849
Operating expenses:
Research and development	18,288,266	6,855,261	11,433,005
General and administrative	8,355,357	3,874,778	4,480,579
Total operating expenses	26,643,623	10,730,039	15,913,584
Loss from operations	$(24,893,774)	$(10,730,039)	$(14,163,735)
Other income (expense):
Change in fair value of convertible preferred stock tranche liability	—	(876,000)	876,000
Interest income	1,475,976	48,492	1,427,484
Net loss	$(23,417,798)	$(11,557,547)	$(11,860,251)

Revenues

Revenues for the six months ended June 30, 2018 were $1.7 million, and consisted solely of collaboration revenue under our Collaboration Agreement with Novartis, representing the portion of the $35.0 million upfront payment and the research funding payments that were recognized in the six months ended June 30, 2018. We recognize revenues based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments, under this arrangement, together as a single unit. We did not recognize any revenue in the six months ended June 30, 2017.

Research and Development Expenses

	Six months ended June 30,
	2018	2017	Change
HMI-102 external development costs	$6,397,707	$1,664,531	$4,733,176
Employee-related costs	6,028,130	2,407,636	3,620,494
Other research and development costs	5,862,429	2,783,094	3,079,335
Total research and development expenses	$18,288,266	$6,855,261	$11,433,005

Research and development expenses for the six months ended June 30, 2018 were $18.3 million, compared to $6.9 million for the six months ended June 30, 2017. The increase of $11.4 million was primarily due to an increase of $4.7 million in direct research expenses, primarily CMO costs, related to our HMI-102 program, a $3.6 million increase due to an increase in employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $3.1 million increase in non-employee-related pre-clinical activities.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the six months ended June 30, 2018, compared to $3.9 million for the six months ended June 30, 2017. The increase of $4.5 million was primarily due to $2.1 million in increased employee-related costs and $1.6 million in increased facility costs, $0.3 million in increased consulting costs and $0.3 million in increased insurance and other public company related expenses.

    Change in Fair Value of Tranche Liability

For the six months ended June 30, 2017, there was a $0.9 million loss due to the re-measurement and subsequent de-recognition of the tranche liability upon achievement of a development milestone in February 2017 and the issuance of shares of our Series A preferred stock. There was no impact during the six months ended June 30, 2018, due to the de-recognition of the tranche liability in February 2017.

Interest Income

Interest income was $1.5 million for the six months ended June 30, 2018, compared to less than $0.1 million for the six months ended June 30, 2017. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to the receipt of $83.5 million in proceeds from our Series B preferred stock financing in July 2017, Novartis’ up-front payment of $35.0 million and additional proceeds of $10.0 million from the issuance of Series B preferred stock to Novartis in November 2017 and the receipt of $150.8 million in net proceeds from the issuance of common stock in our initial public offering in April 2018.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock in our IPO and the sale of preferred stock and through an up-front payment from a collaboration partner. Since we were incorporated, we have raised a total of $288.0 million in combined net proceeds from our IPO and sales of preferred stock, as well as an up-front payment of $50.0 million from a collaboration partner, including $35.0 million in cash and a $15.0 million equity investment.

Cash Flows

Our cash, cash equivalents and short-term investments totaled $255.5 million and $129.7 million as of June 30, 2018 and December 31, 2017, respectively. We had no indebtedness as of June 30, 2018 and December 31, 2017.

The following table summarizes our sources and uses of cash for the period presented:

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(20,791,324)	$(10,120,113)
Net cash used in investing activities	(86,751,589)	(1,321,727)
Net cash provided by financing activities	150,928,516	20,479,488
Increase in cash and cash equivalents	$43,385,603	$9,037,648

Cash Flows for the Six Months ended June 30, 2018

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 of $20.8 million was primarily due to our net loss of $23.4 million as we incurred expenses associated with research activities on our lead gene therapy program for PKU and research activities on other applications for our technology, changes in working capital of $1.2 million and changes in deferred revenues of $0.2 million, partially offset by changes in long-term deferred rent of $2.5 million and non-cash charges related to stock-based compensation expense of $0.9 million, depreciation expense of $0.5 million and accretion on short-term investments of $0.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $86.8 million, attributable to $143.8 million in purchases of short-term investments and $4.2 million in purchases of property and equipment, partially offset by maturities of short-term investments of $61.2 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $150.9 million, primarily due to proceeds from the issuance of common stock in our initial public offering, net of discounts and issuance costs, of $150.8 million.

Cash Flows for the Six Months ended June 30, 2017

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $10.1 million, consisting of our net loss of $11.6 million as we incurred expenses associated with research activities on our lead gene therapy program for PKU and research activities on other applications for our technology, partially offset by the change in fair value associated with our convertible preferred stock tranche liability of $0.9 million, depreciation expense of $0.3 million, changes in long-term deferred rent of $0.1 million, and stock-based compensation expense of $0.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $1.3 million, attributable to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $20.5 million in proceeds from the issuance of Series A convertible preferred stock, net of issuance costs.

Funding Requirements

Our operating expenses increased substantially in the second quarter of 2018 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance our preclinical activities including pre-IND enabling studies, scale-up of manufacturing processes and engagement with CMOs and initiation of human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. In addition, we expect our capital expenditures to increase substantially as we expand our operations.

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
•

occupy a substantially larger facility with expanded research and development labs and manufacturing suites and purchase additional equipment for our operations. We expect the total capital expenditures for the buildout of research and development labs, office space and manufacturing suites and the procurement of equipment in a new facility we have recently leased to be approximately $22.0 million to $24.0 million in 2018 and the first half of 2019, net of approximately $10.8 million in reimbursement from our landlord through a tenant improvement allowance;

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

We believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements for at least the next two years. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $255.5 million, or  94.5% of our total assets at June 30, 2018, and $129.7 million, or 94.3% of our total assets at December 31, 2017. Interest income earned on these assets was $1.5 million and less than $0.1 million for the six months ended June 30, 2018 and 2017, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At June 30, 2018, our cash equivalents consisted of bank deposits and money market funds, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2018.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a preclinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $23.4 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of approximately $63.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

As of June 30, 2018, we had 84 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. In addition, because our programs are all in the research or preclinical stage, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a suite of 15 proprietary AAVHSCs which we can deploy with either gene editing or gene therapy constructs. Both applications rely on a unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, recent work conducted by a third party in non-human primates suggests that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity. To date, we have not observed the severe toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future pre-clinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

Our platform and product focus is the development of genetic medicines. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Poseida Therapeutics, Precision BioSciences and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, Applied Genetic Technologies, Audentes Therapeutics, AveXis, an indirect wholly-owned subsidiary of Novartis, BioMarin, bluebird bio, Nightstar Therapeutics, REGENXBIO, Spark Therapeutics, Ultragenyx Pharmaceutical, uniQure and Voyager Therapeutics. In addition to competition from other gene editing therapies or gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein or other therapies.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 66.1% of our outstanding voting stock as of June 30, 2018. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2018, approximately 27.1 million shares of our common stock are restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times beginning 180 days after the date of the initial public offering of our common stock, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 24.3 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On April 2, 2018, we completed the initial public offering of our common stock and issued and sold 10,350,000 shares of our common stock at a price to the public of $16.00 per share.

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223409), which was declared effective by the SEC on March 27, 2018. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds of approximately $150.8 million from our IPO have been invested in short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated March 27, 2018, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

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

HOMOLOGY MEDICINES, INC.

Date: August 13, 2018	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 13, 2018	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)