Form 10-Q
period 2018-09-30
Homology Medicines, Inc.
filed 2018-11-13
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-38433

Homology Medicines, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3468154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Patriots Park Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 301-7277

45 Wiggins Avenue, Bedford, MA 01730

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the registrant had 37,495,773 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$36,038,391	$51,574,932
Short-term investments	201,505,628	78,083,604
Prepaid expenses and other current assets	8,322,324	1,944,751
Total current assets	245,866,343	131,603,287
Property and equipment, net	20,740,518	3,154,205
Deferred offering costs	—	1,000,262
Restricted cash	1,789,962	1,772,587
Total assets	$268,396,823	$137,530,341
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$11,120,883	$2,538,057
Accrued expenses and other liabilities	3,847,760	2,860,025
Deferred rent	—	122,601
Deferred revenue	3,605,332	3,341,063
Total current liabilities	18,573,975	8,861,746
Non-current liabilities:
Deferred rent, net of current portion	7,318,684	290,923
Deferred revenue, net of current portion	29,743,989	30,069,563
Total liabilities	55,636,648	39,222,232
Commitments and contingencies (Note 7)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; 62,304,354 shares authorized; 62,269,144 shares issued and outstanding and aggregate liquidation preference of $44,211,092 as of December 31, 2017	—	42,994,550
Series B convertible preferred stock, $0.0001 par value; 64,930,561 shares authorized, issued and outstanding and aggregate liquidation preference of $93,500,008 as of December 31, 2017	—	94,767,610
Total convertible preferred stock	—	137,762,160
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2018 and no shares authorized as of December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 and 170,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 37,494,061 and 2,902,109 shares issued as of September 30, 2018 and December 31, 2017, respectively; and 37,310,063 and 2,637,011 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	3,733	264
Additional paid-in capital	291,171,747	799,859
Accumulated other comprehensive loss	(20,878)	(73,308)
Accumulated deficit	(78,394,427)	(40,180,866)
Total stockholders’ equity (deficit)	212,760,175	(39,454,051)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$268,396,823	$137,530,341

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$954,149	$—	$2,703,998	$—
Operating expenses:
Research and development	13,393,759	4,946,611	31,667,396	11,801,872
General and administrative	3,843,343	1,718,159	12,213,329	5,592,937
Total operating expenses	17,237,102	6,664,770	43,880,725	17,394,809
Loss from operations	(16,282,953)	(6,664,770)	(41,176,727)	(17,394,809)
Other income (expense):
Change in fair value of convertible preferred stock tranche liability	—	—	—	(876,000)
Interest income	1,487,190	137,202	2,963,166	185,694
Total other income (expense)	1,487,190	137,202	2,963,166	(690,306)
Net loss and net loss attributable to common stockholders-basic and diluted	$(14,795,763)	$(6,527,568)	$(38,213,561)	$(18,085,115)
Net loss per share attributable to common stockholders-basic and diluted	$(0.40)	$(2.78)	$(1.48)	$(7.43)
Weighted-average common shares outstanding-basic and diluted	37,273,402	2,351,398	25,849,608	2,434,651

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(14,795,763)	$(6,527,568)	$(38,213,561)	$(18,085,115)
Other comprehensive gain:
Change in unrealized gain on available for sale securities, net	27,768	—	52,430	—
Total other comprehensive gain	27,768	—	52,430	—
Comprehensive loss	$(14,767,995)	$(6,527,568)	$(38,161,131)	$(18,085,115)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(38,213,561)	$(18,085,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	725,825	483,389
Stock-based compensation expense	1,667,790	116,142
Accretion on short-term investments	(389,431)	—
Change in fair value associated with convertible preferred stock tranche liability	—	876,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,377,573)	(267,257)
Accounts payable	(571,193)	531,357
Accrued expenses and other liabilities	1,831,239	653,947
Deferred revenue	(61,305)	—
Deferred rent	6,905,160	122,549
Net cash used in operating activities	(34,483,049)	(15,568,988)
Cash flows from investing activities:
Purchases of short-term investments	(232,460,163)	—
Maturities of short-term investments	109,480,000	—
Purchases of property and equipment	(9,008,873)	(1,621,265)
Changes in restricted cash	(17,375)	—
Net cash used in investing activities	(132,006,411)	(1,621,265)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of discounts and issuance costs	150,843,215	—
Proceeds from issuance of common stock from option exercises	45,206	—
Proceeds from issuance of restricted common stock	64,498	—
Repurchase of unvested common stock	—	(17,470)
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	20,479,488
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	83,105,026
Net cash provided by financing activities	150,952,919	103,567,044
Net change in cash and cash equivalents	(15,536,541)	86,376,791
Cash and cash equivalents, beginning of period	51,574,932	11,392,207
Cash and cash equivalents, end of period	$36,038,391	$97,768,998
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A convertible preferred stock into common stock upon initial public offering	$42,994,550	$—
Conversion of Series B convertible preferred stock into common stock upon initial public offering	$94,767,610	$—
Reclassification of liability for common stock vested	$56,986	$20,605
Property and equipment additions included in accounts payable	$9,470,859	$137,095
Reclassification of tranche liability upon issuance of convertible preferred stock	$—	$5,123,000

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

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates, developing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through September 30, 2018, the Company has financed its operations primarily through the public offering of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis (see Note 11).

On April 2, 2018, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 10,350,000 shares of its common stock at a public offering price of $16.00 per share, for aggregate gross proceeds of $165.6 million before fees and expenses. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

In connection with the IPO, the Company effected a one-for-5.263 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratios for the Company’s Series A and Series B preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios. The reverse stock split became effective on March 16, 2018.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of

September 30, 2018, and consolidated results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017, respectively. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

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

In November 2017, the Company entered into a collaboration and license agreement for research, development, manufacturing and commercialization of products using the Company’s gene editing technology for the treatment of certain diseases (see Note 11). Consideration the Company may receive under the collaboration and license agreement include upfront nonrefundable payments, payments for research and manufacturing activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

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

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”), which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard and the subsequent amendments will be effective for the Company beginning on January 1, 2019. The guidance permits two methods of adoption: full retrospective method (retrospective application to each prior reporting period presented) or modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures). The Company plans to adopt the standard using the full retrospective method.

The Company is in the process of evaluating the impact of the adoption of ASU No. 2014-09 on its condensed consolidated financial statements. Specifically, the Company continues to assess the potential impact that Topic 606 may have on its financial position and results of operations as it relates to the collaboration and license agreement with Novartis (see Note 11). The Company expects that certain accounting conclusions will require further judgment, including, but not limited to, the evaluation of variable consideration, and in particular, milestone payments due from Novartis as the inclusion of milestone payments in the transaction price could accelerate revenue recognized under ASC 606 compared to ASC 605. The Company plans to finalize its assessment during the fourth quarter of 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of the accounting for share-based payments granted to employees. This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits in the statement of cash flows and accounting for award forfeitures.  Upon adoption of ASU 2016-09, the Company’s accounting policy is to recognize forfeitures as they occur. ASU No. 2016-09 was adopted by the Company on January 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.

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

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments, as of September 30, 2018 and December 31, 2017:

As of September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$11,441,399	$—	$—	$11,441,399
Asset-backed securities	19,485,610	367	(3,543)	19,482,434
Commercial paper	98,181,285	—	—	98,181,285
Corporate debt securities	54,428,208	6,772	(11,505)	54,423,475
U.S. Treasury securities	54,440,052	—	(12,969)	54,427,083
Total	$237,976,554	$7,139	$(28,017)	$237,955,676

As of December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$44,181,756	$—	$—	$44,181,756
Asset-backed securities	7,428,021	—	(6,318)	7,421,703
Commercial paper	34,882,298	—	—	34,882,298
Corporate debt securities	26,905,815	—	(49,532)	26,856,283
U.S. Treasury securities	8,940,778	—	(17,458)	8,923,320
Total	$122,338,668	$—	$(73,308)	$122,265,360

As of September 30, 2018, the Company does not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as it has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and nine months ended September 30, 2018 and 2017. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	As of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$11,441,399	$11,441,399	$—	$—
U.S. Treasury securities	25,008,649	—	25,008,649	—
Total cash equivalents	$36,450,048	$11,441,399	$25,008,649	$—
Short-term investments:
Asset-backed securities	$19,482,434	$—	$19,482,434	$—
Commercial paper	98,181,285	—	98,181,285	—
Corporate debt securities	54,423,475	—	54,423,475	—
U.S. Treasury securities	29,418,434	—	29,418,434	—
Total short-term investments	$201,505,628	$—	$201,505,628	$—
Total financial assets	$237,955,676	$11,441,399	$226,514,277	$—

Description	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$44,181,756	$44,181,756	$—	$—
Total cash equivalents	$44,181,756	$44,181,756	$—	$—
Short-term investments:
Asset-backed securities	$7,421,703	$—	$7,421,703	$—
Commercial paper	34,882,298	—	34,882,298	—
Corporate debt securities	26,856,283	—	26,856,283	—
U.S. Treasury securities	8,923,320	—	8,923,320	—
Total short-term investments	$78,083,604	$—	$78,083,604	$—
Total financial assets	$122,265,360	$44,181,756	$78,083,604	$—

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

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2017, consisted of:

Fair value as of January 1, 2017	$4,247,000
Change in fair value of convertible preferred stock tranche liability	876,000
Reduction in tranche liability due to preferred stock issuance	(5,123,000)
Fair value as of September 30, 2017	$—

There were no transfers between fair value measure levels during the three and nine months ended September 30, 2018 and 2017.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net at September 30, 2018 and December 31, 2017 consists of the following:

	As of
	September 30, 2018	December 31, 2017
Laboratory equipment	$5,387,627	$3,713,912
Computers and purchased software	272,842	252,436
Furniture and fixtures	51,379	51,379
Leasehold improvements	15,127,129	34,120
Assets not yet in service	1,525,008	—
	22,363,985	4,051,847
Less: Accumulated depreciation	(1,623,467)	(897,642)
Property and equipment, net	$20,740,518	$3,154,205

Depreciation expense for the three and nine months ended September 30, 2018 was approximately $0.3 million and $0.7 million, respectively, compared to $0.2 million and $0.5 million for the same periods in the prior year. No property and equipment was disposed of during the nine months ended September 30, 2018. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s new research and development, manufacturing and general office space in Bedford, Massachusetts, which the Company partially occupied, commencing in October 2018. Assets not yet in service consists of equipment and furniture purchased for the new space that was not in service as of September 30, 2018.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at September 30, 2018 and December 31, 2017 consist of the following:

	As of
	September 30, 2018	December 31, 2017
Accrued compensation and benefits	$2,407,845	$1,435,015
Accrued professional fees	484,358	1,119,959
Accrued research and development expenses	825,494	182,500
Accrued unvested common stock subject to repurchase	130,063	122,551
	$3,847,760	$2,860,025

7. COMMITMENTS AND CONTINGENCIES

Operating Leases—In September 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expires in October 2021, with an option for an additional three-year term. In addition to the leased space, the Company has certain rights to expand the lease to include certain adjacent property. As of September 30, 2018, no expansion rights had been exercised. On August 13, 2018, the Company entered into a sublease agreement for the entire leased premises. The rent commencement date of the sublease is estimated to be December 1, 2018, and the sublease will terminate on the scheduled termination date of the original lease. Under the terms of the sublease, the subtenant is obligated to pay the Company aggregate base rent of approximately $2.7 million over the term of the sublease. The Company did not record a loss on the sublease as future payments to its landlord were not materially different from future rent payments expected from the subtenant over the term of the sublease.

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. Rent is due under the lease in two phases with rent on the first 46,000 square feet starting in September 2018 and with rent on the remaining 21,000 square feet starting in March 2019. The initial annual base rent is $39.50 per square foot and will increase by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

Future minimum lease payments, net of anticipated sublease payments, as of September 30, 2018 are as follows:

Years Ending December 31,	Amount
2018	$599,858
2019	2,536,599
2020	2,754,891
2021	2,758,192
2022	2,928,014
Thereafter	13,177,338
Total future minimum lease payments	$24,754,892

The lease agreement entered into in December 2017 allows for a tenant improvement allowance not to exceed $10.9 million to be applied to the total cost of tenant improvements to the leased premises. The tenant improvement allowance must be used on or before August 31, 2019 or it will be deemed forfeited with no further obligation by the landlord. Tenant improvement allowances due or received are recorded as deferred rent incentives on the Company’s condensed consolidated balance sheets and are recorded as a reduction to rent expense over the term of the lease. As of September 30, 2018, deferred rent incentives totaled $5.1 million.

The Company recorded rent expense of $0.5 million and $2.3 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively. The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.8 million as of September 30, 2018 and December 31, 2017, respectively, in conjunction with its current leases.

8. STOCK INCENTIVE PLANS

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

Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At September 30, 2018, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. At September 30, 2018, there were 2,418,853 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the ESPP. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

 The Company commenced offerings under the ESPP on September 1, 2018. Under the ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value on the first trading day of an offering period or the last trading day of an offering period. The ESPP generally provides for offering periods of six months in duration with purchase periods ending on the final trading day of each February and August. Contributions under the ESPP are limited under the provisions of the Internal Revenue Code, unless the plan administrator otherwise determines, to a maximum of 15% of an employee’s eligible compensation.

Stock-based compensation expense

Total stock-based compensation expense for employees, directors and non-employees for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$325,466	$29,917	$625,813	$52,040
General and administrative	393,132	27,967	1,041,977	64,102
	$718,598	$57,884	$1,667,790	$116,142

As of September 30, 2018, there was $9.5 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.9 years at September 30, 2018.

The Company recognizes compensation expense for awards to employees based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award, which is generally the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes option- pricing model, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of publicly traded companies that are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the option was used for the expected life of nonemployee grants. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is determined based upon the U.S. Treasury yield curve in effect at the time of grant for periods commensurate with the expected life of the option. The Company recognizes forfeitures as they occur.

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

The assumptions used in Black-Scholes option pricing model for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expected volatility	56.56% - 56.64%	54.38%	52.80% - 60.12%	53.52% - 54.38%
Weighted-average risk-free interest rate	2.77% - 3.00%	1.76%	2.33% - 3.00%	1.76% - 2.28%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	6.25	6.25	5.5 - 7.6	6.25
Underlying common stock fair value	$15.96 - $20.41	$2.89	$6.63 - $20.98	$0.63 - $2.89

A summary of option activity under the Plans for the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,971,711	$3.61	9.3	$5,977,162
Granted	870,059	$16.09
Exercised	(73,296)	$1.50
Cancelled/Forfeited	(71,525)	$2.71
Outstanding at September 30, 2018	2,696,949	$7.79	8.9	$40,650,382
Vested and expected to vest at September 30, 2018	2,696,949	$7.79	8.9	$40,650,382
Exercisable at September 30, 2018	589,913	$3.42	8.3	$11,470,476

The total intrinsic value of options exercised during the nine months ended September 30, 2018 was $1.6 million. There were no option exercises in 2017. The weighted-average grant date fair value per share for options granted during the nine months ended September 30, 2018 and 2017 was $8.51 and $1.19, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2018	265,098
Vested	(97,250)
Exercised	16,150
Repurchased	—
Unvested shares - September 30, 2018	183,998

As of September 30, 2018 and December 31, 2017, 183,998 and 265,098 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of  $0.1 million as of each date.

9. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

The following table provides a rollforward of the changes in convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2018:

	Convertible Preferred Stock $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, January 1, 2018	127,199,705	$137,762,160	2,637,011	$264	$799,859	$(73,308)	$(40,180,866)	$(39,454,051)
Conversion of convertible preferred stock into common stock upon initial public offering	(127,199,705)	(137,762,160)	24,168,656	2,417	137,759,743	—	—	137,762,160
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	10,350,000	1,035	150,842,180	—	—	150,843,215
Vesting of common stock from option exercise	—	—	97,250	11	56,975	—	—	56,986
Issuance of common stock from option exercise	—	—	57,146	6	45,200	—	—	45,206
Stock-based compensation	—	—	—	—	1,667,790	—	—	1,667,790
Comprehensive gain	—	—	—	—	—	52,430	—	52,430
Net loss	—	—	—	—	—	—	(38,213,561)	(38,213,561)
Balance, September 30, 2018	—	$—	37,310,063	$3,733	$291,171,747	$(20,878)	$(78,394,427)	$212,760,175

10. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at September 30, 2018 and 2017, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2018	2017
Convertible preferred shares (as converted to common stock)	—	24,168,656
Unvested common stock from early exercise of options	183,998	322,206
Stock options to purchase common stock	2,696,949	1,023,308
Total	2,880,947	25,514,170

11. COLLABORATION AND LICENSE AGREEMENT

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

Upon entering into the Collaboration Agreement, the Company received a nonrefundable upfront payment of $35.0 million and a $10.0 million investment in its Series B preferred stock by Novartis. The Company recorded the Series B preferred stock at its estimated fair value of $11.7 million, including $1.7 million of the upfront payment, and allocated the remaining $33.3 million of the upfront payment to the Collaboration Agreement. The Company believes the consideration it will receive for the manufacturing services during the commercialization term, when and if it provides such services, is representative of the best estimate of selling price of the services. Therefore, the entire $33.3 million of upfront nonrefundable consideration was allocated to the combined unit of accounting.

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

The Company recognized revenue of $2.7 million for the nine months ended September 30, 2018, based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments together as a single unit. The amount recorded as deferred revenue under this agreement totaled $33.3 million as of September 30, 2018.

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

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver genetic medicines in vivo either through a gene therapy or nuclease-free gene editing modality across a broad range of genetic disorders. The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene correction, either through the replacement of an entire diseased gene in the genome with a whole functional copy or the precise repair of individual mutated nucleotides, by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene correction editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications. Our diverse set of AAVHSCs allows us to precisely target, via a single intravenous injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, bone marrow, muscle and eye, across both modalities—gene editing and gene therapy. We believe these advantages will allow us to safely provide transformative cures using either modality.

We have generated compelling preclinical data for our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU, and are advancing HMI-102 through IND-enabling studies. We expect to initiate the Phase 1/2 trial in adult patients with PKU and to receive initial clinical data in 2019. We continue to advance our gene editing technology. Based on preclinical in vivo studies, we believe that our AAV-based gene correction efficiencies driven by homologous recombination are significantly greater than both nuclease-based and other AAV-based approaches. We expect to nominate a lead gene editing development candidate for the treatment of pediatric patients with PKU by the end of 2018. We also expect to nominate a lead CNS gene therapy development candidate for the treatment of metachromatic leukodystrophy, or MLD, by the end of 2018. In addition, we are advancing a pipeline of other gene therapy and gene editing research initiatives in the liver, CNS, bone marrow and eye.

We are a preclinical company and have not yet initiated human clinical trials for HMI-102 or any other product candidate. We will require additional capital in order to advance HMI-102 beyond our planned Phase 1/2 clinical trial.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs at the City of Hope Medical Center, or COH. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our suite of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing efforts to discover new AAVHSCs. We have internal process development and pilot manufacturing capabilities and are in the process of building out a cGMP manufacturing facility to support our clinical development programs which we expect to complete by the end of the year. We entered into a collaboration with Novartis in November 2017 to develop new genetic medicines using our HR-based gene correction editing approach in ophthalmology, which leverages our platform technology into a new therapeutic area, and sickle cell disease and we are exploring additional therapeutic indications with Novartis. Since our inception in 2015, we have raised approximately $288.0 million in aggregate net proceeds through our initial public offering, or IPO, and preferred stock financings. We have received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We believe that our compelling preclinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, researching and identifying additional product candidates, developing manufacturing processes, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock in our IPO, through the sales of preferred stock, and through funding from our collaboration partner.

We are a development stage company and our lead product candidate and our research initiatives are all at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $2.7 million in collaboration revenue for the nine months ended September 30, 2018. We did not recognize any collaboration revenue for the same period in 2017. Since inception, we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2018 and 2017 were $38.2 million and $18.1 million, respectively. As of September 30, 2018, we had an accumulated deficit of $78.4 million.

Our total operating expenses were $43.9 million and $17.4 million for the nine months ended September 30, 2018 and 2017, respectively. We expect our operating expenses to increase substantially in connection with our ongoing development activities related to our product candidates. We anticipate that our expenses will increase substantially due to costs associated with our preclinical activities for our lead gene therapy program for the treatment of PKU and the advancement of this product candidate into a Phase 1/2 clinical trial in the U.S., which we expect to commence and have initial clinical data in 2019, development activities associated with our other gene editing and gene therapy product candidates, including our gene editing program for PKU and our gene therapy program for MLD, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies, as well as the further development of internal manufacturing capabilities and capacity and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

We expect to incur significant additional capital expenditures for the buildout of a new facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this new facility and in support of our product development candidates and research initiatives.

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

•	the costs and timing of capital expenditures for the build-out of research and development labs, office space and manufacturing suites in our new facility and related equipment and furniture;

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $2.7 million in collaboration revenue for the nine months ended September 30, 2018 (see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
HMI-102 external development costs	$4,974,897	$1,760,153	$11,368,947	$3,424,684
Employee-related costs	4,105,590	1,485,910	10,133,719	3,893,546
Other research and development costs	4,313,272	1,700,548	10,164,730	4,483,642
Total research and development expenses	$13,393,759	$4,946,611	$31,667,396	$11,801,872

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

Interest Income

Interest income consists of amounts earned on our cash, cash equivalents and short-term investments. Our interest income has increased due to higher investment balances in 2018 as compared to 2017.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

We have determined that our obligation to issue, and our investors’ obligation to purchase, additional shares of Series A preferred stock in the second of two tranches represent a freestanding financial instrument. The freestanding tranche liability was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income in the statements of operations at each period end such instruments are outstanding. The liability was valued using an income approach, specifically the discounted cash flow method. On February 10, 2017, we issued 28,873,237 shares of our Series A preferred stock at $0.71 per share upon the achievement of certain development milestones, resulting in net proceeds of approximately $20.5 million. We adjusted the carrying value of the convertible preferred stock tranche liability to its estimated fair value at each reporting date and upon issuance of the second tranche of Series A preferred stock on February 10, 2017, recognizing the changes in fair value in other income (expense) in the consolidated statement of operations. We recognized total other expense of $0.9 million for the nine months ended September 30, 2017 related to changes in the fair value of the convertible preferred stock tranche liability. We had no liability related to the convertible preferred stock as of September 30, 2018.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act") with the SEC on March 29, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through September 30, 2018 from those discussed in our final prospectus filed on March 29, 2018. For information regarding our recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations:

	Three months ended September 30,
	2018	2017	Change
Collaboration revenue	$954,149	$—	$954,149
Operating expenses:
Research and development	13,393,759	4,946,611	8,447,148
General and administrative	3,843,343	1,718,159	2,125,184
Total operating expenses	17,237,102	6,664,770	10,572,332
Loss from operations	$(16,282,953)	$(6,664,770)	$(9,618,183)
Other income:
Interest income	1,487,190	137,202	1,349,988
Net loss	$(14,795,763)	$(6,527,568)	$(8,268,195)

Revenues

Revenues for the three months ended September 30, 2018 were $1.0 million, and consisted solely of collaboration revenue under our Collaboration Agreement with Novartis that we entered into in November 2017, representing the portion of the $35.0 million upfront payment and research funding payments that were recognized in the three months ended September 30, 2018. We recognize revenues based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments, under this arrangement, together as a single unit. We did not recognize any revenue in the three months ended September 30, 2017.

Research and Development Expenses

	Three months ended September 30,
	2018	2017	Change
HMI-102 external development costs	$4,974,897	$1,760,153	$3,214,744
Employee-related costs	4,105,590	1,485,910	2,619,680
Other research and development costs	4,313,272	1,700,548	2,612,724
Total research and development expenses	$13,393,759	$4,946,611	$8,447,148

Research and development expenses for the three months ended September 30, 2018 were $13.4 million, compared to $4.9 million for the three months ended September 30, 2017. The increase of $8.5 million was primarily due to an increase of $3.2 million in direct research expenses, including CMO costs, related to our HMI-102 program, a $2.6 million increase due to an increase in employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $2.6 million increase in other research and development costs related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2018, compared to $1.7 million for the three months ended September 30, 2017. The increase of $2.1 million was primarily due to $1.1 million in increased employee-related costs, $0.5 million in increased facility costs, $0.2 million in increased consulting costs and $0.2 million in increased insurance and other public company related expenses.

Interest Income

Interest income was $1.5 million for the three months ended September 30, 2018, compared to $0.1 million for the three months ended September 30, 2017. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances and higher average yields for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to the receipt of $83.5 million in proceeds from our Series B preferred stock financing in July 2017, Novartis’ up-front payment of $35.0 million and additional proceeds of $10.0 million from the issuance of Series B preferred stock to Novartis in November 2017 and the receipt of $150.8 million in net proceeds from the issuance of common stock in our initial public offering in April 2018.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations:

	Nine months ended September 30,
	2018	2017	Change
Collaboration revenue	$2,703,998	$—	$2,703,998
Operating expenses:
Research and development	31,667,396	11,801,872	19,865,524
General and administrative	12,213,329	5,592,937	6,620,392
Total operating expenses	43,880,725	17,394,809	26,485,916
Loss from operations	$(41,176,727)	$(17,394,809)	$(23,781,918)
Other income (expense):
Change in fair value of convertible preferred stock tranche liability	—	(876,000)	876,000
Interest income	2,963,166	185,694	2,777,472
Net loss	$(38,213,561)	$(18,085,115)	$(20,128,446)

Revenues

Revenues for the nine months ended September 30, 2018 were $2.7 million, and consisted solely of collaboration revenue under our Collaboration Agreement with Novartis, representing the portion of the $35.0 million upfront payment and the research funding payments that were recognized in the nine months ended September 30, 2018. We recognize revenues based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments, under this arrangement, together as a single unit. We did not recognize any revenue in the nine months ended September 30, 2017.

Research and Development Expenses

	Nine months ended September 30,
	2018	2017	Change
HMI-102 external development costs	$11,368,947	$3,424,684	$7,944,263
Employee-related costs	10,133,719	3,893,546	6,240,173
Other research and development costs	10,164,730	4,483,642	5,681,088
Total research and development expenses	$31,667,396	$11,801,872	$19,865,524

Research and development expenses for the nine months ended September 30, 2018 were $31.7 million, compared to $11.8 million for the nine months ended September 30, 2017. The increase of $19.9 million was primarily due to an increase of $7.9 million in direct research expenses, primarily CMO costs, related to our HMI-102 program, a $6.2 million increase due to an increase in employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $5.7 million increase in other research and development costs related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs.

General and Administrative Expenses

General and administrative expenses were $12.2 million for the nine months ended September 30, 2018, compared to $5.6 million for the nine months ended September 30, 2017. The increase of $6.6 million was primarily due to $3.2 million in increased employee-related costs and $2.0 million in increased facility costs, $0.5 million in increased consulting costs and $0.5 million in increased insurance and other public company related expenses.

Change in Fair Value of Tranche Liability

For the nine months ended September 30, 2017, there was a $0.9 million loss due to the re-measurement and subsequent de-recognition of the tranche liability upon achievement of a development milestone in February 2017 and the issuance of shares of our Series A preferred stock. There was no impact during the nine months ended September 30, 2018, due to the de-recognition of the tranche liability in February 2017.

Interest Income

Interest income was $3.0 million for the nine months ended September 30, 2018, compared to $0.2 million for the nine months ended September 30, 2017. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances and higher average yields for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to the receipt of $83.5 million in proceeds from our Series B preferred stock financing in July 2017, Novartis’ up-front payment of $35.0 million and additional proceeds of $10.0 million from the issuance of Series B preferred stock to Novartis in November 2017 and the receipt of $150.8 million in net proceeds from the issuance of common stock in our initial public offering in April 2018.

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

Cash Flows

Our cash, cash equivalents and short-term investments totaled $237.5 million and $129.7 million as of September 30, 2018 and December 31, 2017, respectively. We had no indebtedness as of September 30, 2018 and December 31, 2017.

The following table summarizes our sources and uses of cash for the period presented:

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(34,483,049)	$(15,568,988)
Net cash used in investing activities	(132,006,411)	(1,621,265)
Net cash provided by financing activities	150,952,919	103,567,044
Net change in cash and cash equivalents	$(15,536,541)	$86,376,791

Cash Flows for the Nine Months ended September 30, 2018

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 of $34.5 million was primarily due to our net loss of $38.2 million as we incurred expenses associated with research activities on our lead gene therapy program for PKU and research activities on other applications for our technology, changes in working capital of $5.1 million, and accretion on short-term investments of $0.4 million, partially offset by changes in long-term deferred rent of $6.9 million, non-cash charges related to stock-based compensation expense of $1.7 million and depreciation expense of $0.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $132.0 million, attributable to $232.5 million in purchases of short-term investments and $9.0 million in purchases of property and equipment, partially offset by maturities of short-term investments of $109.5 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $151.0 million, primarily due to proceeds from the issuance of common stock in our initial public offering, net of discounts and issuance costs, of $150.8 million.

Cash Flows for the Nine Months ended September 30, 2017

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $15.6 million, consisting of our net loss of $18.1 million as we incurred expenses associated with research activities on our lead gene therapy program for PKU and research activities on other applications for our technology, partially offset by changes in working capital of $0.9 million, the change in fair value associated with our convertible preferred stock tranche liability of $0.9 million, depreciation expense of $0.5 million, changes in long-term deferred rent of $0.1 million, and stock-based compensation expense of $0.1 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $1.6 million, attributable to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $103.6 million, consisting of $20.5 million in net proceeds from the issuance of the second tranche of the Series A convertible preferred stock and $83.1 million in net proceeds from the issuance of the Series B convertible preferred stock.

Funding Requirements

Our operating expenses increased substantially beginning in the second quarter of 2018 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance our preclinical activities including pre-IND enabling studies, scale-up of manufacturing processes and engagement with CMOs and initiation of human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. In addition, we expect our capital expenditures to increase substantially as we expand our operations.

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
•

occupy a substantially larger facility with expanded research and development labs and manufacturing suites and purchase additional equipment for our operations. We expect total capital expenditures for the buildout of research and development labs, office space and manufacturing suites and the procurement of equipment in our new facility we have recently leased to be approximately $22.0 million to $24.0 million, which will be incurred in 2018 and into the first half of 2019, net of approximately $10.8 million in reimbursement from our landlord through a tenant improvement allowance;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $237.5 million, or 88.5% of our total assets at September 30, 2018, and $129.7 million, or 94.3% of our total assets at December 31, 2017. Interest income earned on these assets was $3.0 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At September 30, 2018, our cash equivalents consisted of bank deposits and money market funds, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2018.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a preclinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $38.2 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of approximately $78.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

As of September 30, 2018, we had 105 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs, including PKU, metachromic leukodystrophy, hemoglobinopathies and ophthalmological diseases. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches.

Our platform and product focus is the development of genetic medicines. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Poseida Therapeutics, Precision BioSciences and Sangamo Therapeutics. Additional companies developing gene therapy products include Abeona Therapeutics, Adverum Biotechnologies, American Gene Technologies, Applied Genetic Technologies, Audentes Therapeutics, AveXis, an indirect wholly-owned subsidiary of Novartis, BioMarin, bluebird bio, Nightstar Therapeutics, REGENXBIO, Solid Biosciences, Spark Therapeutics, Ultragenyx Pharmaceutical, uniQure and Voyager Therapeutics. In addition to competition from other gene editing therapies or gene therapies, any products we may develop may also face competition from other types of therapies, such as small molecule, antibody, protein or other therapies.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 66.1% of our outstanding voting stock as of September 30, 2018. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2018, holders of an aggregate of approximately 17.4 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/2018

3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.2	4/3/2018

10.1	2018 Employee Stock Purchase Plan – Offering Document					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMOLOGY MEDICINES, INC.

Date: November 13, 2018	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 13, 2018	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)