Form 10-K
period 2018-12-31
Homology Medicines, Inc.
filed 2019-03-12
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-38433

Homology Medicines, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3468154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Patriots Park Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 301-7277

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of June 29, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $365.0 million based on the closing price of the registrant’s common stock on The Nasdaq Stock Market on June 29, 2018.  The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant.  This determination of affiliate status is not a determination for other purposes.

The number of shares of registrant’s common stock outstanding as of March 7, 2019 was 37,538,555.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, anticipated use of cash, business strategy, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in Item 1A., "Risk Factors" of Part I and Items 7 and 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

ii

PART I

Item 1. Business.

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem-cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through a gene therapy or nuclease-free gene editing modality across a broad range of genetic disorders. The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene correction, either through the replacement of an entire diseased gene in the genome with a whole functional copy or the precise repair of individual mutated nucleotides, by harnessing the naturally occurring DNA repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene correction at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, bone marrow, lung, muscle and eye, across both modalities—gene editing and gene therapy. We believe these advantages will allow us to safely provide transformative cures using either modality.

We have generated compelling preclinical data for our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU, and expect to advance HMI-102 into a Phase 1/2 clinical trial in adult PKU patients and report initial clinical data in 2019. We continue to advance our gene editing modality and have generated in vivo preclinical data demonstrating achievement of gene correction efficiencies in the liver that are significantly greater than both nuclease-based and other adeno-associated virus, or AAV, based approaches and are at a therapeutic level. We have nominated a lead gene editing product development candidate, HMI-103, for the treatment of PKU in pediatric patients. We have also nominated a lead gene therapy CNS product development candidate, HMI-202, for the treatment of metachromatic leukodystrophy, or MLD. We have initiated IND-enabling studies for both programs.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs in the laboratory of the City of Hope Medical Center in California, or COH. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our suite of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing product and platform development efforts. We have internal process development and Good Manufacturing Practices, or GMP, manufacturing capabilities and recently completed the build-out of a current GMP, or cGMP, manufacturing facility to support our clinical development programs in both gene therapy and gene editing and expect to commence manufacturing in the first half of 2019. In November 2017, we entered into a collaboration with Novartis Institutes for Biomedical Research, Inc., or Novartis, to develop new genetic medicines using our HR-based gene correction approach in ophthalmology, which leverages our platform technology into a new therapeutic area, as well as other exploratory areas.

Since our inception in 2015, we have raised approximately $288 million in net proceeds through our initial public offering, or IPO, in April 2018 and preferred stock financings. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

Our Opportunity in Genetic Medicines

We are currently focused on monogenic diseases where the genetic abnormality is known to occur in a single diseased gene. The majority of monogenic diseases harbor thousands of individual mutations within the diseased gene, each resulting in a loss of function. Replacing an entire diseased gene with a whole functional gene is the optimal therapeutic approach for addressing these monogenic disorders. This can be accomplished either through a method of gene therapy called gene transfer in slowly or non-dividing cells, or through a method of gene editing called gene correction in rapidly dividing cells.

The current focus of most nuclease-based gene editing methods is gene knockout, or knocking out a diseased gene to prevent the expression of an undesired protein. Since gene knockout does not result in a fully-corrected gene, this method can only potentially address the minority of monogenic diseases where a diseased protein requires knock-down or inactivation. In addition to our knockout capabilities, our HR-driven gene correction method allows us to achieve integration into the patient’s genome and potentially address the significant majority of monogenic diseases by replacing an entire diseased gene with a whole functional gene or repairing a single mutation to fully correct the defect. Gene therapy, on the other hand, seeks to introduce a functional copy of a defective gene or gene sequence into a patient’s own cells, but not incorporate such copy into the patient’s genome. This method, called gene transfer, results in the expression of the therapeutic protein of interest without changing the genome.

DNA Repair Pathways

Human cells harbor two primary independent pathways to maintain the integrity of DNA: homologous recombination, or HR, and non-homologous end joining, or NHEJ, which are described below:

•

HR is a process in which cells repair DNA through highly precise incorporation of correct DNA sequences that are homologous, or matching, to the site of damage. HR has evolved to repair DNA with high fidelity and avoids the introduction of unwanted mutations at the site of correction. In the late 1990’s, researchers discovered that certain adeno-associated virus, or AAV, vectors deliver gene sequences into the genome specifically through the HR process. These AAV vectors delivered long single strands of homologous DNA to specific regions in the genome and induced the HR pathway, but their low efficiency of approximately 1% limited their use as a viable option for in vivo therapeutics.

•

NHEJ is a less selective, error-prone process that rapidly joins the ends of broken DNA resulting in a high frequency of insertions or deletions at the break site. The discovery of nuclease-based gene editing technologies provided researchers with novel tools to specifically introduce DNA breaks into the genome. The most common repair pathway following a DNA break is NHEJ. Despite high potential for error, the majority of nuclease-based gene editing companies primarily utilize the NHEJ pathway.

While the introduction of nuclease-based gene editing technologies provides the capability to initiate DNA repair pathways in the cell and further increase the frequency of targeted gene modification, we believe its major limitation is the preferential utilization of the error-prone NHEJ pathway instead of the HR pathway. Because of this preference, the greatest utility of nuclease-based gene editing technologies may lie in their ability to knockout genes rather than replace an entire diseased gene in the genome with a whole functional copy. Furthermore, the use of nuclease-based gene editing technologies for insertion of a corrective sequence requires the separate delivery of both nuclease and homologous DNA template to the same location at the same time, and carries the risk of unwanted mutations from NHEJ including insertions and deletions or opposite orientation insertion of the template DNA.

We believe the unique characteristics of our genetic medicines platform will allow us to focus on the HR pathway, enabling precise nuclease-free gene correction with improved efficiency and a broader set of disease targets.

Our Approach

Our unique genetic medicines platform is designed to provide us the flexibility to choose the best suited method from either gene correction or gene transfer for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel both gene therapy and gene editing modalities, while initially leveraging the experience from our gene transfer modality to further advance our gene correction modality. Refer to Figure 1 below for a graphical depiction of our platform.

Figure 1. Our Genetic Medicines Platform.

While others are working on identifying and testing ways to mitigate the inherent risk in working with nucleases, our approach avoids the use of nucleases entirely. By targeting the HR pathway, our proprietary AAVHSCs mitigate the risks of nuclease-based technologies and have the potential to overcome other AAV vector limitations by combining the precision and high fidelity of HR with highly efficient in vivo gene correction, which we believe is capable of providing potential cures for a wide range of rare genetic diseases.

Our novel AAVHSCs are packaged with either a gene editing or traditional gene therapy construct. The gene editing construct includes lengthy guide sequences, or homology arms, which are designed to enable the specific alignment to the desired genomic location and then, through the natural process of HR, enable correction of the diseased gene in the genome by replacement with a whole functional copy. Our gene therapy construct includes a functional copy of the gene and a promotor sequence that is designed to enable the gene to be turned on in the cell and ultimately transcribed to express the therapeutic protein of interest without integrating into the genome. Refer to Figure 2 below for a graphical depiction of how our AAVHSCs enable each therapeutic modality.

Figure 2. How Our AAVHSCs Enable Each Therapeutic Modality.

We believe our approach has several key advantages that include:

•

Our proprietary AAVHSC platform enables both gene therapy and gene editing modalities. Our platform provides us the flexibility to deliver genetic medicines through the best suited modality from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our AAVHSCs are naturally occurring as they were originally isolated from normal human CD34 cells and have the potential to result in an improved safety profile.

•

Ability to perform nuclease-free gene editing mediated by HR with high gene correction efficiency. Our suite of 15 novel AAVHSCs are designed to enable us to take advantage of the precise and high-fidelity process of HR-directed gene insertion for nuclease-free gene editing while achieving gene correction efficiencies that are in therapeutic ranges and significantly higher than both nuclease-based and other AAV-based approaches. While nuclease-based gene editing technologies have achieved high gene knockout efficiencies in preclinical studies, they have shown limited published evidence of gene correction efficiencies to date.

•

Ability to introduce an entire gene into the genome or the precise repair of individual mutated nucleotides in addition to gene knockout. Our HR-based gene editing approach provides the flexibility to introduce an entire copy of a functional gene into the genome in addition to repairing single mutations or knocking out entire genes, thus allowing us to potentially address the significant majority of monogenic diseases.

•

High precision and lack of unwanted off-target or on-target DNA modifications. Our gene editing approach leverages HR, which makes DNA repairs with high fidelity, and enables us to precisely perform gene correction without unwanted off- and on-target modifications. Furthermore, we are able to directly measure and confirm those modifications throughout the entire genome to ensure only the intended changes are made.

•

Ability to target multiple tissues. In preclinical studies, intravenous administration of our suite of AAVHSCs have demonstrated ability to target a wide variety of tissues including the liver, CNS, muscle, bone marrow, eye, heart and lung, enabling us to potentially address a broad range of monogenic diseases.

•

In vivo administration with a single component delivery system. Our platform is designed to perform gene editing at high efficiency without the use of a nuclease, enabling us to deliver genetic medicines in vivo using a single vector system that contains everything required to edit DNA. These characteristics simplify the manufacturing and delivery of our therapeutic candidates relative to existing nuclease-based gene editing approaches.

•

Ability to target a broad range of patients given low frequency of preexisting neutralizing antibodies. We believe our AAVHSCs can target a broad range of patient populations given the low prevalence of preexisting neutralizing antibodies relative to other AAV vectors.

Our Pipeline Strategy

We believe our genetic medicines platform can be applied broadly to treat and potentially cure a wide range of genetic diseases, and we have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are initially pursuing monogenic diseases where we know exactly what we are seeking to correct and exactly which gene to insert into patients’ cells, thus mitigating the uncertainty of the disease biology. We are prioritizing monogenic diseases with significant unmet medical needs, validated regulatory pathways, well-accepted biomarkers and significant commercial opportunities. We are currently focused on developing product candidates to treat monogenic diseases in the liver, CNS, bone marrow, and the eye, given that our AAVHSCs naturally show a high degree of tropism or ability to preferentially target cells in these organs and organ systems. These tissues are affected in many rare genetic diseases.

Our initial focus areas include developing product candidates for intracellular, inborn errors of metabolism and other genetic conditions that are especially well suited to correction by our gene editing or gene therapy methods. In slow- or non-dividing cells (e.g., CNS and adult liver cells), gene therapy can potentially be curative, while rapidly dividing cells (e.g., hematopoietic CD34+ cells and pediatric liver cells) require a gene editing approach to provide a permanent correction in the genome that can be replicated with each cell division. We are purposefully deploying our proprietary AAVHSCs in certain indications first with a gene therapy approach followed by a gene editing approach, in order to maximize the likelihood of translating our platform into widespread clinical and commercial success.

We are advancing into the clinic with our first and lead product candidate, HMI-102, for the treatment of PKU, a rare, inherited metabolic disorder that causes a buildup of the amino acid phenylalanine, or Phe, throughout the body, including the brain. Elevated Phe levels in children lead to impaired brain development, severe intellectual disability and behavior problems with a high frequency of seizures. To date, no treatment addresses the core genetic defect in PKU. The current standard of care consists of a highly restrictive diet, which is not always effective in normalizing the levels of serum Phe and its important metabolite, tyrosine, which is a precursor to several neurotransmitters. Low adherence to the diet leads to significant cognitive and behavioral problems, such as impairments in executive function, including planning, problem solving, information processing, and ability to focus. There are currently two FDA approved products for the treatment of PKU. Kuvan, in conjunction with dietary supplementation, provides limited or no benefit to approximately 90% of patients with PKU. Palynziq, approved in 2018, is a pegylated plant-derived enzyme called phenylalanine ammonia lyase, or PAL. This approach using PAL does not correct the underlying genetic disorder (human phenylalanine hydroxylase, or PAH, deficiency) and does not reconstitute the natural pathway that is needed to address the neurocognitive defects associated with PKU.

PKU has an easily measurable and translatable biomarker (blood Phe levels), facilitating both a rapid path to the clinic and characterization of therapeutic response. Our PKU program is initially focused on adults using the gene therapy approach. This strategy is designed to help us to further characterize the delivery, expression, safety, and manufacturing of our AAVHSCs, and to apply these learnings to our gene editing approach in the pediatric PKU population and to our broader platform. Preclinical studies in a well-established mouse model of PKU, called the ENU2 mouse, treated with HMI-102 showed a reduction in serum Phe to normal levels within one week following a single intravenous administration and the reduction in serum Phe persisted for 48 weeks, consistent with the lifespan of this model. We anticipate entering into a Phase 1/2 clinical trial and reporting initial clinical data for HMI-102 in adult PKU patients in 2019. We have also received orphan drug designation for the use of AAVHSCs expressing PAH for the treatment of PAH deficiency, which is the primary cause of PKU, from the U.S. Food and Drug Administration, or FDA, and from the European Medicines Agency, or EMA.

We are building a deep pipeline across a wide range of diseases and tissue types to leverage the broad potential of our platform. We have nominated lead development candidates in both gene editing for the treatment of PKU in pediatric patients, HMI-103, and gene therapy for a CNS indication, metachromatic leukodystrophy (MLD), HMI-202, and have initiated IND-

enabling studies for these programs. We also may selectively enter into strategic alliances with pharmaceutical or biopharmaceutical companies to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

Our Product Pipeline

The current status of our programs is summarized in the table below:

Our Strategy

Our goal is to transform the lives of patients suffering from severe genetic diseases by using gene editing and gene therapy to cure the underlying cause of the disease. The critical components of our strategy to achieve this goal include:

•

Transform the treatment paradigm for rare genetically-defined diseases with the delivery of single-administration curative therapies. Utilizing our proprietary AAVHSCs, we intend to deliver genetic medicines in vivo via a single administration to address the underlying genetic problem in a given disease. For each of the programs in our pipeline, we have identified the mutations of a specific gene that we believe can potentially be addressed by replacing an aberrant gene with a healthy one via HR-driven gene correction, resulting in specific integration into the patient’s genome, or by introducing a functional copy of a defective gene via gene therapy. Our genetic medicines platform allows us to choose the best suited modality for each disease we pursue, and we believe our nuclease-free editing approach will provide life-long clinical benefits for patients.

•

Advance our pipeline programs through clinical proof-of-concept and commercialization. We intend to advance our lead product candidate, HMI-102, into a Phase 1/2 clinical trial in adult PKU patients in 2019. We believe that our approach of initially utilizing our AAVHSCs for gene therapy in adult PKU patients while, in parallel, advancing gene editing for pediatric PKU patients will maximize the efficiency of our pipeline development while providing potential solutions for the unique needs of each particular PKU patient population. Given the well-defined nature of PKU and the concentration of treatment centers, we intend to bring HMI-102, if approved, to patients through a small, targeted internal commercial organization.

•

Continue to expand our pipeline within existing therapeutic areas and expand into new therapeutic areas. We are focused on applying the transformative potential of our genetic medicines platform to developing treatments for patients with monogenic diseases. Initially, we are targeting diseases occurring in the liver, the CNS and hematopoietic system. Given the ability of our AAVHSCs to deliver to a wide range of disease-relevant tissues, we believe there are many additional indications for which our technology may be applicable, including other inborn errors of metabolism, lysosomal storage diseases, hematological diseases, and ophthalmic diseases, as well as for ex vivo cell therapy. Our research and development collaboration with Novartis for select ophthalmic targets and other exploratory disease areas illustrates the broad potential of our platform. In addition to our Novartis collaboration, we may also choose to selectively collaborate to expand the indications we can pursue and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.
•

Strengthen our platform by leveraging our discovery and development capabilities and selectively collaborating. We are committed to investing in our research and development activities to expand the capabilities of our platform, specifically our AAVHSCs as well as HR gene editing technology. We are optimizing our AAVHSC genetic medicines platform with focused efforts on AAVHSC characterization, gene therapy and editing construct design and screening, and genomic assays to characterize and quantify our editing technology. To augment our own efforts, we intend to continue to collaborate with academic institutions to pursue new scientific and therapeutic insights and strengthen our position as a leader in gene correction.

•

Control manufacturing through our in-house capabilities. We have developed an internal process development platform that accommodates both gene therapy and gene editing technologies. We have constructed a 25,000 square foot cGMP manufacturing facility that is designed to accommodate all pipeline programs, and we expect to start manufacturing in the first half of 2019. We believe the quality, reliability and scalability of our gene editing and gene therapy manufacturing approach is a core competitive advantage crucial to our long-term success and that internal manufacturing capabilities will further safeguard our intellectual property.

•

Continue to strengthen and expand our intellectual property portfolio. We have exclusive worldwide rights to our technologies including issued composition of matter patents in the United States for 15 of our novel AAVHSCs for both gene editing and gene therapy. We exclusively acquired rights to this foundational intellectual property for the AAVHSCs from COH for developing and commercializing therapeutics based on these vectors. We continue to focus on strengthening our intellectual property estate through the discovery of new AAVHSCs, further characterization around our existing AAVHSCs as well as the core technology involved in delivering our product candidates to patients. To further advance our leadership in nuclease-free gene editing and gene therapy, we actively explore opportunities to collaborate with other leading scientific institutions in the field.

Genetically Defined Disease and Genetic Medicine

Each person’s genetic material, or genome, is encoded by DNA in sequences of genetic code called genes. Genes, in turn, through a process called gene expression, produce proteins that perform a vast array of functions within all living organisms. The human genome consists of roughly three billion base pairs of nucleotides, which are the basic structural unit of nucleic acids like DNA, and small changes, or mutations, routinely occur in the base pairs of our DNA. A mutation in the gene or in sequences that control the expression of that gene can cause proteins to be produced aberrantly in the cell—for example, too little or too much protein can be produced in the cell—which can cause disease.

Significant investments in the human genome project, clinical data collection and analysis, and the development of affordable and efficient DNA sequencing and informatics tools have transformed the scientific community’s understanding of genetically defined diseases and brought significant advancement to the field of genetic medicine. For example, many diseases previously thought to be genetically complex in nature have now been re-categorized as multiple distinct diseases that present with similar clinical dispositions, but are caused by different single-gene defects. Currently, there are approximately 3,600 diseases that are understood to be caused by single-gene mutations, which vary dramatically in their pathologies, their sites of manifestation, and the specific natures of their root causes.

According to the Online Mendelian Inheritance in Man database, a majority of genetically defined diseases are autosomal recessive in nature (meaning two copies of an abnormal gene must be present in order for the disease or trait to develop) resulting in a loss of function, whereas the remaining diseases are autosomal dominant (meaning you need only one copy of the mutated gene to be affected) with a gain of function. In loss of function-based diseases, the mutation results in a protein that is not adequately produced; conversely, in the case of gain of function diseases the mutated gene product is inappropriately or excessively active. The majority of genetic diseases harbor thousands of individual mutations within a single gene, each resulting in a loss of function, thus treatment requires replacing or supplementing the diseased gene with the whole correct gene. Two approaches are currently used to restore function—gene therapy and gene editing.

Current Treatment Modalities and their Limitations

Traditional genetic medicines have focused on the addition of new genes to human cells without integration into the genome, or gene therapy. Recent advances in the field, however, have led to the development of gene editing technologies that enable the introduction of DNA breaks to potentially achieve a therapeutic effect. However, nuclease-based gene editing approaches have been limited due to high rates of unwanted on- and off-target modifications and low gene correction efficiency due to the cell trying to rapidly repair the introduced DNA break. Other therapeutic approaches to genetic disease do not address the underlying genetic cause of the disease and offer solutions that typically only treat symptoms and require chronic administration, and as a result most genetic diseases tend to have significant unmet need.

Gene Therapy Overview

Gene therapy, through the process of gene transfer, seeks to introduce a functional copy of a defective gene or gene sequence into a patient’s own cells alongside the existing genome, without integration, as an episome within a cell. The episome drives functional gene expression using engineered promoters that can be designed to limit expression to specific cell types or be expressed in all cell types. Gene therapy is a viable option for delivery of potential cures in diseases where the target cell type does not divide frequently (e.g., neurons in the CNS and adult liver cells). However, since gene therapy works through an episome that does not integrate into the genome, each time a cell divides, the number of episomes per cell decreases by 50%. After a few rounds of cell division, the episomes will be lost, limiting therapeutic relevance in rapidly dividing cells (e.g., blood, lung and pediatric liver cells).

Gene therapy has been studied for over 50 years, and the first therapeutic use of gene transfer in humans occurred in 1990. Since then, more than 2,300 gene therapy trials have been planned or completed, covering a broad range of disease targets. Recently, gene therapies have progressed beyond academic trials to regulatory approvals, resulting in a growing acceptance and de-risking of the modality. In 2012, UniQure’s Glybera became the first gene therapy to be approved by the EMA and was followed by the EMA approval of GlaxoSmithKline’s Strimvelis in 2016. Spark Therapeutics’ Luxturna is the first directly administered gene therapy approved in the U.S. that targets a disease caused by mutations in a specific gene.

Gene Editing Overview

Gene editing is a powerful new approach that has been developed in the last few years to change the course of genetic disease by physically correcting aberrant genes in a variety of tissues in the body. Gene editing is the process of replacing, deleting, or repairing defective DNA in its native location. The current focus of gene editing is knocking out a diseased gene or correcting an individual mutation within a gene that is frequent within the disease population, neither of which can address the larger population of recessive genetic diseases that would require the insertion of a full corrective gene.

Unlike the gene therapy approach, in gene editing the repaired genetic region is replicated through normal cell division and allows the protein to be expressed using its natural regulators. There are two approaches to gene editing, the traditional nuclease-based approach and our nuclease-free HR-driven gene correction approach.

Gene editing technologies to date primarily leverage two independent pathways to modify DNA: HR and NHEJ. HR is a process in which cells repair DNA through highly precise incorporation of correct DNA sequences complementary to the site of damage. HR has evolved to repair DNA with high fidelity and avoids the introduction of unwanted mutations at the site of correction. NHEJ is a less selective, error-prone process that rapidly joins the ends of broken DNA resulting in a high frequency of insertions or deletions at the break site.

Nuclease-Based Gene Editing

Nuclease-based gene editing utilizes nucleases, which are enzymes that were initially identified in bacteria and evolved to act like “molecular scissors.” Nuclease-based gene editing is fundamentally a two-step process. First, a nuclease, which is capable of cutting one or both strands in the double-stranded DNA, is directed to the desired site and makes a specific cut. After the desired cut or cuts are made, the cell’s DNA repair machinery responds to complete the edit through one of two possible repair mechanisms—the more common NHEJ or the less common HR—that can be leveraged for therapeutic effect.

NHEJ occurs in the absence of a DNA template for the cell to copy as it repairs a DNA cut. This is the primary or default pathway that the cell uses to repair double-stranded breaks. The NHEJ mechanism can be used to introduce small insertions or deletions, or indels, resulting in the knocking out of the function of the gene. NHEJ creates indels due to its mode of repair and can also result in the introduction of off-target, unwanted mutations including chromosomal aberrations.

Nuclease-based HR occurs with the co-delivery of the nuclease and a DNA template that is similar to the DNA that has been cut. Consequently, the cell can use this template to construct reparative DNA, resulting in the replacement of defective genetic sequences with correct ones. The HR mechanism is the preferred repair pathway when using a nuclease-based approach to insert a corrective sequence due to its high fidelity. However, a majority of the repair to the genome after being cut with a nuclease continues to go through the NHEJ mechanism and is the more frequent repair pathway, even in the presence of a DNA template. This has the potential to result in unwanted mutations at the cut site including:

•	insertion of the template DNA in the wrong orientation;
•	unwanted mutations added at the site of integration;
•	integration of template DNA fragments; and
•	insertion of inverted terminal repeat sequences if AAV is used as the delivery vehicle.

Figure 3. Non-Homologous End Joining and Homologous Recombination.

Much of the early recognition for gene editing’s potential has come in response to these nuclease-based approaches, which include: Transcription Activator-Like Effector Nucleases, or TALENs; Clustered, Regularly Interspaced Short Palindromic Repeats (CRISPR) Associated protein-9, or CRISPR/Cas9; Zinc Finger Nucleases, or ZFN; and Transcription Activator-Like meganuclease, or megaTAL. While these approaches have already made and will likely continue to make an impact on biology research, we believe they face significant shortcomings.

Limitations of Nuclease-Based Gene Editing

•

Unwanted on- and off-target DNA modifications. The use of exogenous nucleases results in DNA breakage which is predominantly repaired via NHEJ, an error-prone process involving the insertion or deletion of DNA residues as well as the possibility that DNA will be cut in the wrong place, resulting in unwanted mutations driven through NHEJ instead of a therapeutic correction at the precise location. This process coupled with the ability of these nucleases to break the DNA at off-target sites comprises one of the major safety concerns about these gene editing methods.

•	Inability to efficiently and precisely introduce an entire gene to the genome. Current gene editing approaches are unable to achieve high efficiencies of targeted gene correction in vivo.

•

Complexity of vector delivery and manufacturing to achieve gene insertion. In order to deliver an entire functional gene, existing nuclease-based gene editing approaches require co-delivery of multiple constructs of editing machinery into the same cell at the right place and at the same time. The need to use multiple vectors also increases the complexity and cost of manufacturing.

Nuclease-Free Gene Editing Opportunity

Gene editing through the precise HR pathway can also be conducted without the use of nucleases. Although such approaches were pioneered in the 1990’s before the advent of the nuclease-based gene editing platforms, their use and progression to clinical trials since has been held back by issues including gene correction efficiencies that are typically well below those needed to achieve potential therapeutic effect. Nevertheless, early work in the field of nuclease-free gene editing elucidated some of the key characteristics of various platforms that are now providing higher editing frequencies. However, the published efficiency of this technology for gene correction is approximately 1%, significantly below levels that are typical for generating a therapeutic effect. This underscores a clear need for novel nuclease-free gene editing technologies capable of achieving higher gene correction efficiencies.

Our Genetic Medicines Platform

Our proprietary genetic medicines platform is built on our novel AAVHSCs, which allow us to choose the best suited modality from either gene correction or gene therapy for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the target tissues exhibit. The unique characteristics of our platform enable nuclease-free gene editing, specifically gene correction, and broad, systemic tissue distribution. Our AAVHSCs are designed to directly integrate corrective DNA through HR with therapeutically relevant efficiencies. Our HR-based gene editing approach utilizes a single component AAV system that contains everything required to selectively edit DNA with no need for exogenous nucleases or editing machinery. This single-component system simplifies the manufacturing and delivery of our therapeutics. Our AAVHSCs are naturally occurring and have been modified to be non-replicating to minimize potential safety issues. We believe our platform’s combined attributes will allow us to develop more efficient and safer therapeutics for a wide range of genetic diseases.

Homologous Recombination—A Powerful Basis for Gene Editing

Unlike other gene editing approaches, our technology is based on the natural DNA repair process of HR, and is designed to enable precise and efficient correction or replacement of gene mutations without an exogenous nuclease. HR is a process that is used by cells to repair DNA through the incorporation of a template of homologous DNA. This pathway is not prone to the nucleotide insertions and/or deletions that occur frequently in the NHEJ process.

By pursuing one-time correction of underlying genomic defects using a nuclease-free, naturally occurring DNA repair process that addresses the underlying genetic problem in a given disease, we believe our approach has the potential to simplify production and delivery of therapeutics, minimize the risk of unwanted mutations and provide life-long clinical benefits for patients. Our gene editing approach has the potential to be curative in both dividing and non-dividing cells as it provides a permanent correction in the genome that is then replicated with each cell division so that new generations of cells will carry the corrected gene.

Our genetic medicines platform induces the endogenous HR cellular process using our AAVHSCs to insert replacement or corrective genes into cells that contain mutated or deleterious genes. We engineer our AAVHSCs to contain long, single-stranded DNA corrective sequences highly specific to the target region in the genome. These single-stranded DNA molecules are then delivered to cells in our AAVHSC vectors, which we believe results in precise and efficient gene correction via the HR pathway. The design of our long and specific sequences, up to the 4.7 kilobase packaging limit of our AAVHSCs, is intended to significantly reduce the risk of off-target integration. Based on the packaging size of our AAVHSCs, we believe our caspids are capable of accommodating and delivering up to approximately 85% of the genes in the human genome and thus have the ability to address a significant majority of genetic disorders. The engagement of the HR pathway to drive gene correction results in a highly precise and efficient on-target integration, without introducing unwanted mutations at the corrective site. These guide sequences can be engineered to be as long as necessary to deliver highly efficient HR-based on-target correction while significantly minimizing off-target effects. We typically use homology arms as long as 1,600 base pairs of DNA to target corrective gene sequences into precise regions of the genome, in contrast to the guide sequences used in CRISPR/Cas 9-based gene editing, which are typically less than 30 base pairs in length. We also benefit from the ability of our platform to utilize HR to precisely insert gene sequences into the DNA of cells, similar to how mammalian cells repair their own DNA. This is a key distinction from approaches that rely on exogenous nucleases that were initially identified in organisms, such as bacteria, and evolved just to cut DNA. In order to bring about the excision and subsequent replacement that some forms of gene editing require, those other approaches must combine multiple additional techniques and deliver into the cell the requisite cellular machinery at the right place at the same time, increasing the complexity of the task, introducing the possibility of integrating the wrong DNA due to non-HR-based repair mechanisms, and reducing the likelihood of success.

Figure 4. Schematic of Homologous Recombination.

Our Proprietary AAVHSCs

Our genetic medicines platform is based on a suite of 15 proprietary AAVHSCs which we can deploy with either gene editing or gene therapy constructs. Both applications rely on a unique ability of our AAVHSCs to efficiently target multiple tissues in the body. Our AAVHSCs were isolated from human stem cells and we believe they can direct nuclease-free gene correction with higher efficiency and precision relative to that indicated in published data for other AAV-based gene editing approaches. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs in the laboratory of COH. Our AAVHSCs display the following advantages:

Single AAVHSC Platform for Both Gene Therapy and Gene Editing Modalities

Our platform provides us the flexibility to deliver genetic medicines through the best suited modality from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit.

Ability to Perform Nuclease-free Gene Editing Mediated by HR with Higher Efficiency

A 2016 study conducted by COH assessed the ability of AAVHSCs to carry out gene editing in vivo using a luciferase gene that lacked a promoter sequence. A vector with homology arms was designed to introduce D-luciferin, or luciferase, into the Rosa26 locus in the mouse genome. Rosa26 is a locus in the mouse genome that is known to have a strong promoter capable of driving constitutive expression of genes in all cell types. AAVHSC15 constructs with (N=3) and without (N=2) homology arms and an AAV8 construct with homology arms (N=3), were injected into mice intravenously at a dose of 1e13 vector genomes per kilogram, or vg/kg. High levels of luciferase expression were detected throughout the mouse up to 63 days after injection of the AAVHSC15 construct with homology arms. Luciferase expression was not seen if the homology arms were not present and was barely detectable when AAV8 was used instead of AAVHSC15. These data were published in Proceedings of the National Academy of Sciences of the United States of America, or PNAS, in July 2018.

Figure 5. In vivo Gene Editing. Mice treated with our AAVHSC15 construct with homology arms specific to Rosa26 showed high expression of luciferase up to 63 days. Control mice injected without homology arms or with AAV8 constructs had none or limited luciferase expression.

Factor 8, or F8, is a locus in the mouse genome that is known to have a strong promoter but is expressed only in the liver. In a study we conducted in 2017 at our headquarters, AAVHSC15 and AAVHSC17 constructs, at a dose of 5e12vg/kg (N=3), containing homology arms specific to the murine F8 locus were injected into mice intravenously. Live luciferase imaging was conducted pre-dosing and weekly thereafter through week nine, with the exception of week four. Murine biodistribution data with AAVHSC15 and AAVHSC17 both show tropism to multiple tissues beyond the liver. However, in this study only liver-specific expression of luciferase was observed as early as 24 hours and sustained through 60 days post-injection, suggesting significant editing in the murine F8 locus. To assess the evidence of F8 gene correction, genomic DNA from the livers were extracted at 60 days post-injection and integration was assessed molecularly confirming editing of the promoterless luciferase into 6% to 12% of the F8 alleles, which we believe to be therapeutically relevant, as depicted in Figure 6 below.

Figure 6. In vivo Gene Editing. In the active groups, liver-specific expression of luciferase was observed up to 60 days and gene correction efficiencies were observed in a range of 6% to 12%.

In a subsequent study we conducted in 2017 using our internal manufacturing process, an AAVHSC15 construct, at a dose of 1.5e14vg/kg, containing homology arms specific to the murine F8 locus was injected into mice (N=3) intravenously. Genomic DNA from the livers were extracted at seven days post-injection in this study and editing efficiency was determined molecularly. As depicted in Figure 7 below, F8 gene correction editing efficiencies averaging 19.5% were observed.

Figure 7. In vivo Gene Editing. In the dosed group, liver-specific expression of luciferase was observed up to seven days post-injection and gene correction efficiencies were observed averaging 19.5%.

Ability to Introduce Entire Gene into the Genome Mediated via HR

In order to generate evidence regarding this gene editing capability, we carried out cellular assays with the widely used reporter protein green fluorescent protein, or GFP, which glows visibly green when it is expressed in a cell. In this study, which was conducted in 2016 at Charles River Labs in the Netherlands in collaboration with Charles River Labs and COH, a series of AAV vectors using sequences from widely used strains such as AAV2, AAV6, and AAV8, as well as our AAVHSC strains was constructed such that a promoterless copy of the gene for GFP was surrounded by 1,600 base pairs of an endogenous human gene, PPP1R12C. Previous work demonstrated that these surrounding sequences or homology arms can direct the process of HR into the genomic DNA at the desired site. Genes require promoters to signal the cell machinery to copy the gene instructions into messenger RNA or mRNA, which is then turned into protein. The artificial GFP construct alone is unable to direct the synthesis of mRNA and therefore no GFP protein can be synthesized from the episomal vector. The PPP1R12C gene sequences are homologous to a specific region in the human genome and are meant to direct the incorporation of GFP into the genome of the human near a particular, known endogenous promoter. The synthesis of GFP protein, as detected by its fluorescence, can be used as a surrogate for the successful integration of the GFP gene downstream of this promoter.

These GFP constructs were introduced into a broad panel of human cell lines and primary cells and recombination frequencies were determined using bioluminescence from expression of GFP. All cells were treated with a multiplicity of infection of 150,000. AAVHSCs resulted in much higher GFP positive cells and thus HR events than other AAV strains. This high level of HR has been observed with multiple genomic targets and independently confirmed in multiple laboratories. These data were published in PNAS in July 2018.

Figure 8. Targeted gene correction of AAVHSCs vs. other AAV strains was measured by assaying for the expression of GFP. Our AAVHSCs resulted in significantly higher GFP expression compared to other AAV strains, indicating higher levels of HR.

Direct confirmation of HR was observed using a DNA-based assay that can detect the insertion of the GFP gene at the desired location in the genome. The level of GFP expression was found to directly correlate to the recombination frequency. Furthermore, studies in cell lines with various mutations in DNA repair and recombination genes identified BRCA2 as a critical gene in AAVHSC-directed gene editing. Mutations in BRCA2, a gene that encodes a protein known to be essential for HR, completely eliminate gene editing but have no effect on transduction efficiencies, thereby providing evidence that the gene editing is accomplished through HR.

We believe our approach, when compared to published third party data, can result in significantly higher and therapeutically meaningful in vivo gene correction efficiencies than those provided by existing methods, although we have not conducted any head-to-head studies comparing our AAVHSCs with existing products or treatment methods. In a 2015 study described in Nature and depicted in the second bar from the right in figure below for illustrative purposes, third-party researchers injected a gene editing construct, packaged in AAV8, targeting the murine albumin gene with a cDNA encoding human Factor 9, a gene responsible for encoding the production of a protein called coagulation factor IX, into a C57BL6 mouse at a dosage of 5e13vg/kg (N=7). Genomic DNA was harvested from the livers at 14 weeks post-dosing and a two-step nested qPCR assay was used to quantify the percentage of alleles with the integration of human Factor 9. The efficiency was determined to be approximately 0.5%. A qPCR assay was then used to measure the percentage of mRNA transcripts with the integration of human Factor 9. This assay was based on primers specific for the wild type albumin transcript and another set specific to the albumin transcript with the integration of human Factor 9. In this assay, the estimated proportion of transcripts from the edited allele was determined to be approximately 0.1%.

In an unrelated 2017 study described in EMBO Molecular Medicine and depicted in the far right bar in the figure below for illustrative purposes, third-party researchers injected a gene editing construct, packaged in AAV8, targeting the murine albumin gene with a cDNA encoding human UGT1A1, a gene belonging to a family of genes responsible for encoding the production of certain enzymes, into a mouse model at a dosage of 1e12 total vg (N=6). In this study, the estimated editing efficiency was determined through immunohistochemical assessment of hepatocytes staining positive for human UGT1A1. Using this method, the estimated efficiency was determined to range from 0.033% at one month post-dosing to 0.015% at one year post-dosing.

Figure 9. Significantly higher and therapeutically meaningful in vivo gene correction efficiencies observed in the livers of mice using our approach compared to published third party data.

We have successfully inserted full-length cDNA encoding luciferase and PAH into two separate genomic regions in vivo reaching levels of efficiency required for therapeutic efficacy. The ability to introduce entire genes specifically into the genome at these efficiencies provides an opportunity to target multiple monogenic diseases where the correction of a defective gene would result in therapeutic benefit. Given that a majority of monogenic diseases harbor mutations that render the gene inactive, we believe our gene correction modality can be expanded well beyond our initial focus on liver-based inborn errors of metabolism.

High Precision and Lack of Unwanted Off-target or On-target DNA Modifications

Using next-generation sequencing, we have developed methodologies to test for on-target mutations at the site of integration. Using these methods, we observed that HR using our AAVHSCs is very precise at the site of correction. We have amplified the corrected region in the genome and sequenced more than 2 million reads and were not able to detect any indels or traces of viral sequence at the detection limit of this sequencing.

We developed a method to enable whole genome unbiased next-generation sequencing for the detection and mapping of off-target integration sites. By leveraging the potential ability of our AAVHSCs to drive HR-based targeted integration we can utilize next-generation sequencing technologies to identify and quantify where the inserted sequence maps. Using this method, and based on over 2.2 million sequence reads, we estimate that 99.967% of insertions are at the targeted site and that the balance is within expected background of the assay.

Ability to Target Multiple Tissues

Through intravenous administration of our AAVHSCs into rodents and non-human primates, we have generated evidence of their ability to target a number of tissues including:

•	crossing the blood-brain barrier to neurons throughout the brain, spinal cord, and dorsal root ganglion;
•

retinal ganglion cells and neurons of the retinal outer nuclear layer; we have also demonstrated the ability to target retinal tissue via intravenous injection as well as multiple layers of target cells through sub-retinal injection;

•	skeletal muscle myocytes in all skeletal muscle tissues examined, including gastrocnemius, soleus, diaphragm, esophagus, and biceps;

•	cardiomyocytes throughout the heart; and
•	extensive liver tropism.

Figure 10. Our AAVHSCs show significant biodistribution to key tissues for treating genetic diseases.

In vivo Administration with a Single Component Delivery System

Our platform is designed to perform gene editing at higher efficiency without the use of a nuclease, enabling us to deliver genetic medicines in vivo using a single vector system. Existing nuclease-based gene editing technologies, when replacing a defective gene with a functional gene through gene editing, require the use of two or more different vector constructs in combination to perform their gene editing functions. One or more vector constructs house the nuclease, and the other vector construct houses the DNA template, and all vectors must reach and penetrate the specific target cell at the same time to edit the DNA. In contrast to these nuclease-based gene editing technologies, our AAVHSC technology is a single component system that contains everything required to selectively edit DNA across all gene editing methods with no need for additional exogenous nucleases, template DNA or editing machinery.

We believe our ability to perform gene editing at efficiencies that are significantly greater than both nuclease-based and other AAV-based approaches, coupled with our single component delivery system, enable us to administer genetic medicines in vivo. We believe the advantages of in vivo administration of therapeutics via a single component delivery system include the following:

•	simpler and faster manufacturing relative to ex vivo resulting in reduced manufacturing costs;
•	improved delivery of therapeutic as only a single vector is required to reach a cell instead of multiple vectors;
•	ease of use for the patient, eliminating the need for bone marrow extraction, a common requirement for many ex vivo gene editing therapies; and
•	improved safety profile, eliminating the risk of rejection or other unwanted immune response that can result from the administration of an ex vivo therapy.

Figure 11. Our nuclease-free AAVHSC single component gene editing construct vs. nuclease-based multiple component gene editing construct for gene correction applications.

Ability to Target a Broad Range of Patients Given Low Frequency of Preexisting Neutralizing Antibodies

A potential concern for all AAV vectors is the presence of preexisting neutralizing antibodies that have the potential to reduce their effectiveness. We conducted a study across 100 human serum donors representing different ethnic segments of the U.S. population. Based on the initial results, we believe the findings suggest that approximately 80% of individuals lack antibodies that recognize AAVHSCs, which is comparable to AAV9, a commonly used vector for development of other gene therapies. These findings were published in Human Gene Therapy Clinical Development in March 2018.

Our Product Candidates

We believe our genetic medicines platform can be applied broadly to treat and cure a wide range of genetic diseases, and have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are initially pursuing diseases where the genetic abnormality is known and is found in a single gene. These are also known as monogenic diseases. We therefore know exactly what we are correcting and exactly what gene to insert into the patient’s cells, thus mitigating against the uncertainty of the disease biology. We are prioritizing monogenic diseases with significant unmet medical needs, validated regulatory pathways and significant commercial opportunities. We are currently focused on developing product candidates to treat monogenic diseases in the liver, bone marrow and the CNS, given that our AAVHSCs naturally show a high degree of tropism or ability to preferentially target cells in these organs and organ systems. These tissues are affected in many rare genetic diseases.

HMI-102 for Treatment of PKU in Adult Patients and HMI-103 for Treatment of PKU in Pediatric Patients

Our lead program, HMI-102, is an AAVHSC vector gene therapy candidate designed to treat PAH deficiency, the underlying genetic cause of PKU. We have received orphan drug designation from the FDA and the EMA for the use of AAVHSCs expressing PAH for the treatment of PAH deficiency, the primary cause of PKU. We expect to initiate a Phase 1/2 clinical trial in PKU patients and to report initial clinical data in 2019. HMI-102 is intended to treat adult patients with deficiencies in PAH regardless of the specific underlying PAH mutation. We are also developing HMI-103, an AAVHSC vector gene editing candidate, to address the pediatric PKU population. HMI-103 is designed to replace the defective PAH gene through the targeted integration of a normal copy into the PAH genomic region. We are in IND-enabling studies with HMI-103.

PKU Disease Overview

PKU is an inborn error of metabolism that results from mutations in the PAH gene. PAH is an enzyme that is normally expressed in the liver and is necessary to metabolize dietary phenylalanine, or Phe, to the amino acid tyrosine, which is a precursor to several neurotransmitters including dopamine. PKU results from mutations in PAH that render its enzymatic activity deficient. If it is not metabolized by PAH, Phe builds up throughout the body, including in the blood and the nervous system. Approximately 75% of all dietary Phe is typically metabolized by PAH so the absence of PAH leads directly to the pathological excess of Phe as well as a deficiency of tyrosine. Excessive blood Phe and low levels of tyrosine result in intellectual disability, which is possibly caused by a variety of mechanisms including effects on neuronal development, myelination, and neurotransmitter synthesis. Blood Phe is an easily measurable and translatable biomarker. It is also a surrogate clinical endpoint in clinical trials for PKU, facilitating both a rapid path to the clinic and characterization of therapeutic response.

Newborns in all 50 states are screened for PKU. It has been estimated that the incidence of PKU in the United States is one in 12,707, which translates to approximately 300 cases per year with an overall prevalence of 15,000. It has also been estimated that the prevalence of PKU in the European Union is 25,000. Worldwide, the estimated prevalence is 50,000.

The majority of patients are identified soon after birth and are primarily treated by dietary restriction of Phe. While Phe-restricted diets have dramatically reduced the intellectual deficiencies associated with this disease, they fail to address the cognitive and behavioral problems that continue throughout a patient’s life. Lifetime adherence to a Phe-restricted diet is challenging and blood Phe is not achievable within the recommended range for the vast majority of patients. The inability to achieve recommended levels of Phe results in neurological as well as metabolic problems. Long-term studies in adults identify neurocognitive, psychosocial, quality of life, growth, nutrition, bone pathology and maternal PKU outcomes that are suboptimal despite early and continuous treatment. In a retrospective study of PKU patients, young children were adherent to Phe-restricted diet, whereas most adolescents (79%) did not achieve recommended Phe levels, and 88% of adults were no longer on a Phe-restricted diet. Relaxing of dietary restrictions beyond preschool years, or failure to adhere to physician-

assigned diets, which is the current guideline for most adolescents and adults, results in loss of metabolic control and wide fluctuations in Phe levels that are both directly associated with progressive neurological damage.

We conducted a five-year retrospective chart review of PKU patients, which confirmed key elements of our proposed Phase 1/2 clinical trial design. Consistent findings from two PKU academic centers of excellence in the U.S. in 152 PKU patients showed that actively monitored patients, including those on restrictive low Phe diet, had Phe levels well-above the generally accepted threshold of 360 umol/L, underscoring the need for treatments that restore the normal biochemical pathway. Furthermore, we established that elevated Phe was higher in the classic PKU population, defined as patients with Phe levels greater than 1200 umol/L (66% of the study population), and was significantly elevated in the adult population compared to those patients who were less than 18 years of age.

Figure 12. Retrospective five-year chart review demonstrates actively monitored Classic PKU patients across two academic centers have Phe levels >700 umol/L.

Current Treatments

There are currently no available treatments that address the core underlying genetic biochemical defect in PKU, the deficiency of PAH.

Saproterin dihydrochloride, or Kuvan, is an FDA approved therapy to reduce elevations in serum Phe. Saproterin is a synthetic version of BH4, a cofactor that is required for PAH activity. The addition of saproterin helps deficient PAH to metabolize some Phe. However, clinical data suggests that saproterin is not fully effective in lowering high serum levels of Phe back to normal levels and must be used in conjunction with a low Phe diet. Kuvan reported worldwide sales of $434 million in 2018.

Pegvaliase, or Palynziq, is a pegylated plant-derived enzyme called phenylalanine ammonia lyase that was approved in the U.S. by the FDA in 2018. This approach does not correct the underlying genetic disorder (PAH deficiency) and will not reconstitute the natural pathway that is needed to address the neurocognitive defects associated with PKU. We believe Palynziq to have certain limitations including that it must be administered via multiple daily injections and its label contains a black box warning that it causes severe allergic reaction (anaphylaxis) that may be life threatening and can happen at any time during treatment with Palynziq. The label states that patients must carry auto-injectable epinephrine with them at all times during Palynziq treatment. In 2016, BioMarin reported that patients in its Phase 3 trials did not meet the secondary efficacy endpoints for cognitive benefit.

Our Gene Therapy and Gene Editing Approaches to PKU

We are taking two approaches towards developing a potential therapy for PKU. The first is a gene therapy in which a gene construct encoding human PAH is delivered to liver cells where it directs production of normal PAH via episomal expression driven off an exogenous promoter. The second potential therapy involves true gene correction of the defect found in the chromosomes of affected patients. We believe that the gene therapy approach offers an expedited clinical development path towards delivery of a therapeutic to adult patients where the majority of target cells are non-dividing in the liver. We believe the gene correction approach would be more efficient in newborn and pediatric patients due to the higher rate of dividing cells as the child grows. The goal of both approaches is to enable production of functional PAH, thus restoring the normal biochemical pathway of Phe metabolism. This can reduce the abnormally high levels of Phe in the blood, while also increasing tyrosine levels, the product of PAH-driven Phe metabolism. Using gene editing to correct the defective PAH gene in young patients has the potential to provide long-term benefit as the corrected gene will persist as cells replicate. Correcting the gene while it remains under the control of its natural promoter early in disease progression has the potential to normalize not only Phe levels, but also tyrosine levels, the product of the PAH enzyme and a precursor to neurotransmitter synthesis. This may allow affected children to avoid many of the serious neurological consequences associated with PKU.

We believe that an effective gene therapy or gene correction for PKU has the potential to eliminate the need for Phe restricted diet and may lead to significant improvements in the morbidity and quality of life for patients. Published estimates suggest that restoration of PAH activity to 10% or more of normal levels would lead to significant improvements in serum Phe levels and potentially represent a curative therapy.

HMI-102: Our Gene Therapy Approach for PKU

We identified HMI-102 as our lead product candidate after screening multiple vector constructs. HMI-102 consists of an AAVHSC15 vector containing the coding sequence of human PAH under control of a promoter designed to continuously express PAH, specifically in the liver. We chose AAVHSC15 as the basis of this product candidate because of its observed propensity to target liver cells, the normal site for PAH protein expression.

The potential of an AAVHSC15-delivered PAH gene was assessed in a well-established mouse model of PKU called the ENU2 mouse. This model contains a mutation in the murine Pah gene that results in abolished activity and results in elevated serum Phe levels. Baseline levels of serum Phe in these mice are approximately 1,500 micromoles per liter compared to normal levels of 80 micromoles per liter, levels that are similar to those seen in classic PKU patients and normal controls, respectively. Single intravenous injections of HMI-102 into these deficient mice resulted in reductions of serum Phe to levels that are within the range for normal mice. As depicted in Figure 13, the reduction in serum Phe levels persisted for 48 weeks in treated mice on a normal protein diet, consistent with the lifespan of the model. In addition to a reduction in serum Phe, the administration of our gene therapy candidate also resulted in elevations of serum tyrosine due to the restoration of the normal biochemical pathway.

Figure 13. A single injection of HMI-102 resulted in rapid and sustained reductions in serum Phe and increased tyrosine levels in PAH deficient mice that are on a regular diet.

A subsequent study was performed to further characterize the effect of HMI-102 on normalizing levels of Phe and neurotransmitter metabolism in the brain. As shown in Figure 14, a single administration of HMI-102 in the ENU2 mouse model reduced levels of Phe in the brain to normal levels as measured at 4 weeks post-dosing. Furthermore, the brain concentrations of 5-HIAA, a metabolite of serotonin, was increased to normal levels. These results indicate that HMI-102 administration directly impacts the metabolic pathway associated with loss of PAH.

Figure 14. HMI-102 normalizes key neurological measures underscoring restoration of normal biochemical pathway.

During the development of our AAVHSC15 genetic medicine candidates, we tested for liver transduction comparisons across species, specifically in mice and non-human primates, to establish a dosing rationale based on weight. Vector genomes were measured in the livers of both mice and non-human primates from multiple studies across two doses that result in restoration of the normal Phe biochemical pathway in mice. The results of these studies, shown in Figure 15 below, demonstrate that dosing based on weight resulted in equivalent levels of vector genomes in the livers of mice and non-human primates, suggesting that one-to-one weight-based scaling is appropriate for our AAVHSC15 candidates as we project doses for the clinical development of our candidates.

Figure 15. Mouse versus non-human primate liver vector genome data are supportive of one-to-one weight-based dosing.

HMI-103: Our Gene Editing Approach for PKU

In order to address the pediatric PKU population, we are developing a gene editing therapy for PKU that is designed to replace the defective PAH gene with a normal copy. This therapy is designed to correct the defect in treated liver cells, such that they would be indistinguishable from those from an unaffected individual. These cells would direct the synthesis of PAH from its natural promoter, and therefore would be capable of normal regulation of its expression. The corrected copy of the PAH gene would be retained as these cells divide into daughter cells as the liver grows. Screening for PKU of all newborns in the United States allows the identification of affected individuals before serious neurological complications develop. We believe our AAVHSC vector HR approach possesses the efficacy and safety characteristics that would be appropriate to treat PKU in newly identified patients. As we further develop our expertise in treating PKU by correcting the defective PAH gene in the liver, we intend to develop treatments for other inborn errors of metabolism in the liver.

We have conducted in vivo experiments showing the integration of a promoterless human PAH cDNA into the human PAH gene locus using a humanized liver mouse model. In this model, human hepatocytes constitute the majority of the liver cells, providing an in vivo model to test human specific editing constructs for the integration and expression of human PAH. Injection of our lead human AAVHSC PAH editing candidate in this model results in the insertion of a promoterless PAH cDNA into the human PAH gene and mRNA expression of the corrected PAH. Figure 16 below shows a comparison of the levels of corrected PAH gene expression from the human liver model to that observed using a murine-specific editing construct in the ENU2 PKU model that is known to restore Phe metabolism. As depicted, we can achieve levels of human-specific PAH gene editing and expression of the corrected PAH in the human liver that are known to correct the phenotype in the mouse. Furthermore, the human-specific editing candidate does not edit in the murine cells that are in the humanized liver model, showing selectivity to human only.

Based on these data, we have nominated HMI-103 as a product development candidate consisting of an AAVHSC15 vector and the PAH gene with flanking homology arms and have initiated IND-enabling studies using our gene editing approach for the treatment of the pediatric PKU population.

Figure 16. HMI-103 targets human PAH gene and results in corrective levels of gene expression as measured by edited mRNA in an in vivo humanized murine model.

Additional Product Opportunities

CNS Diseases

Our CNS programs, which are initially focused on MLD, are designed to take advantage of our AAVHSCs’ natural ability to cross the blood-brain barrier in non-human primates.

HMI-202: Our Gene Therapy for MLD

We have nominated a product development candidate, HMI-202, for the treatment of MLD, our lead CNS program and have initiated IND-enabling studies. MLD is a lysosomal storage disease caused by mutation of a gene called arylsulfatase A, or ARSA. The protein ARSA is required for the breakdown of cellular metabolic products that in MLD accumulate in all cells of the body. Cells responsible for the production of myelin are especially sensitive to the toxic build-up of these cellular metabolic products, leading to progressive serious neurological deterioration. The late infantile form of MLD, which is the most common form, includes rapidly progressive motor and cognitive decline and loss of vision. The majority of these patients do not survive past the first decade of life. Stem cell transplants are currently the only effective treatment but have significant drawbacks, including the use of immunosuppression therapy, delayed onset of ARSA expression post engraftment, conditioning regimens, and the risk of death from the stem cell transplant.

We have generated preclinical data showing that a single intravenous dose of HMI-202 crossed the blood-brain-barrier in a mouse model and had broad tissue tropism in physiologically relevant regions of the CNS, resulting in increased human ARSA enzyme activity to levels well-above the therapeutic threshold when compared to average adult human enzyme activity. Human ARSA enzyme activity levels between 10 to 375% of normal were observed and well-tolerated in a dose responsive manner after IV administration, as depicted in Figure 17. It is believed that levels of enzyme activity of 10 to 15% of normal could potentially be curative, based on human data from healthy subjects with enzyme activity levels in this range.

Figure 17. Single IV administration of HMI-202 gene therapy MLD development candidate results in therapeutic levels of ARSA in relevant brain regions.

Other CNS Diseases

Another CNS disease we are evaluating is Friedreich’s ataxia or FA. In FA, mutations in a gene called frataxin, or FXN, lead to progressive deterioration of the spinal cord leading to difficulty walking and eventual complete incapacitation and shortened life-span. FA is the most common form of inherited ataxia with a prevalence of 1:40,000. Other diseases in this area include a subset of Parkinson’s disease which is associated with Gaucher disease. Gaucher disease patients have a defect in the gene for glucocerebrosidase which is important for various processes in the body and in certain patients these mutations also lead to the development of Parkinson’s disease. We believe our gene therapy technology has the potential to address directly the deficiency in glucocerebrosidase in the brain in a manner that is not possible with other Gaucher disease treatments that do not cross the blood-brain barrier.

Hemoglobinopathies

We are also pursuing treatment of diseases that affect blood cells such as sickle cell disease and beta thalassemia using our AAVHSC vector HR technology. We believe that our potential ability to correct the defective beta globin gene in blood precursor cells may lead to long-term functional cures for affected patients. Sickle cell disease affects over 100,000 individuals and beta thalassemia over 1,000 individuals in the United States.

Ophthalmological Diseases

A number of serious, but rare diseases of the eye such as Leber’s congenital amaurosis and Choroideremia, as well as more common diseases such as macular degeneration have been targeted using gene therapy approaches by academic groups as well as the pharmaceutical industry. Certain of our AAVHSCs have shown the unique ability to deliver genes to the eye when administered intravenously. Furthermore, in preclinical studies we conducted at our headquarters in 2017 in a minipig model, we evaluated the ability of our AAVHSCs, containing a vector that expresses a GFP transgene, to transduce retinal cells following localized delivery via subretinal injection to the eye at a dose of 1.3e12vg/kg (N=2). Expression of GFP was seen in all layers of the retina including the retinal pigment epithelium, photoreceptors and the outer nuclear layer out to day 28 and the AAVHSC subretinal treatment was well tolerated. We believe these studies suggest that our AAVHSCs have the potential to be useful as therapeutic vectors for treating retinal diseases in humans based on significant tropism to these target cells. We believe that these vectors have the potential to deliver long-lasting therapeutic benefit to patients that may eliminate the need for the regular and burdensome intravitreal injections that are required for many current treatments. We are collaborating with Novartis, experts in developing and marketing ophthalmic drugs, for select ophthalmology programs.

Manufacturing

As a company committed to curing diseases, the ability to deliver our novel therapeutic vectors to patients is critical. Therefore, we have built strong internal scientific AAV process development and manufacturing capabilities and we have invested in a cGMP manufacturing facility to support our clinical development programs. We have established scalable manufacturing platforms for both gene editing and gene therapy. We view the development of internal manufacturing capacity and expertise as a key competitive advantage as it allows for better control over process development timelines, costs and intellectual property, and allows us to master our unique technology. Our process development and manufacturing teams are composed of industry veterans in the field of AAV and protein technologies, as well as experts in our novel AAVHSCs, with experience in both early development and commercialization of therapeutics.

Our process development and manufacturing strategy is to leverage technology platforms for both gene therapy and gene editing that are scalable and facilitate rapid development to the clinic. The gene therapy and gene editing platforms include development from vector design through to drug product manufacture. Expertise and learnings will be leveraged across both platform technologies.

Our gene therapy manufacturing strategy initially focuses on utilizing mammalian cells for our AAVHSC vector-based product candidates. Our current production process for the PKU program utilizes HEK293 cells in a serum free suspension bioreactor. The HEK293 is a well-characterized system and commonly used host cell for many clinical stage AAV vector products. Additionally, these cells are familiar to regulatory authorities and commercial raw materials and reagents are readily available. We have established a relationship with a contract manufacturing organization, or CMO, who has expertise in the use of HEK293 gene therapy manufacturing. We have established an external and internal cGMP manufacturing process to supply Phase 1/2 and pivotal trial material for our PKU clinical development program.

Our gene editing manufacturing strategy is to internally control the process development and manufacturing to safeguard the proprietary nature of our technology, as well as to master all aspects of this technology. Furthermore, as part of our research and development collaboration with Novartis, we have retained process development and manufacturing rights to the gene editing programs included within the collaboration.

We have constructed a 25,000 square foot cGMP manufacturing facility that can accommodate both gene therapy and gene editing pipeline programs. Our new manufacturing facility includes multiple bioreactor suites and we expect to process multiple product candidates in parallel. The initial bioreactor scale is 500 liters, with the capability to increase capacity to 2,000 liters. This will give us the ability to produce large scale volumes and support our growing pipeline. Our manufacturing model leverages single use, disposable, closed system operations aligned to our gene therapy and gene editing technology platforms to ensure flexibility, robust quality and cost effectiveness. Our manufacturing facility is expected to be available for cGMP manufacturing of our product candidates in the first half of 2019.

Competition

The biotechnology and pharmaceutical industries, including in the gene therapy and gene editing fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Not only must we compete with other companies that are focused on gene therapy and/or gene editing technologies, any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene therapy and gene editing. There are additional companies that are working to develop therapies in areas related to our research programs.

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from BioMarin, Synlogic, Censa Pharmaceuticals, Rubius Therapeutics, Nestle Health and American Gene Technologies. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. As such, the major competition in this space may be limited to BioMarin and American Gene Technologies, both of which are behind our development program according to public filings. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics and/or Shire. We believe that our in vivo gene therapy approach for MLD could be used early in the disease progression with the potential for earlier protein expression, offering advantages over Orchard’s ex vivo approach, as well as advantages over chronic, intrathecal enzyme replacement therapies, such as Shire’s approach. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics, however none of these are developing a treatment for PKU or MLD.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement.

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to HMI-102 and any future product candidates. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent is threatened, we may not be able to compete effectively in our markets, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved. For more information regarding these competitive risks, see “Risk Factors—Risks Related to Our Intellectual Property.”

Intellectual Property

Our success depends in large part upon our ability to secure and maintain proprietary protection for our technologies and products and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing or collaboration with our licensors to file U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also use other forms of protection, such as confidential information and trademark protection, particularly where we do not believe patent protection is appropriate or obtainable.

Our patent portfolio consists of a combination of issued patents and pending patent applications that are licensed from third parties. As of December 31, 2018, we have an exclusive license or co-exclusive license under 11 United States issued patents and 35 patent applications, pending in the United States and internationally.

For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed non-provisional priority date. In the United States, the patent term is 20 years but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment, in order to address administrative delays by the United States Patent and Trademark Office in granting a patent.

In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.

Licensed Intellectual Property

Certain of our issued patents and pending patent applications are exclusively licensed to us in all fields of use from COH. Certain of our issued patents and pending patent applications are co-exclusively licensed to us in all human therapeutic applications with and from the California Institute of Technology, or Caltech.

The City of Hope Portfolio

In April 2016, we exclusively licensed two families of patents and patent applications directed to novel AAV capsids and their manufacture and methods of use, including their use in genome editing from COH.

These two families of patents and patent applications together include nine granted patents in the United States and 13 pending applications in the United States, Europe, Canada, Australia and other selected countries in Central America, South America, and Asia. The first family of issued patents and patent applications is material to HMI-102 and relates to our novel AAV capsids and vectors and their use in cellular transduction. The eight issued U.S. patents in this family are expected to expire in 2031, and may be extended by up to five years in certain countries via patent term extension depending on the regulatory pathway of the products covered by such patents. The second family includes one issued U.S. patent and patent applications directed to our AAV capsids, their methods of manufacture, and their use in genome editing. The issued patent in this family is expected to expire in 2035, and may be extended by up to five years in certain countries via patent term extension depending on the regulatory pathway of the products covered by such patents.

The Caltech Portfolio

In September 2016, we co-exclusively licensed, with another commercial third party, two families of patents and patent applications directed to novel AAV capsids and vectors that demonstrate enhanced blood-brain barrier penetration for the potential treatment of CNS diseases from Caltech.

These families of patents and patent applications include two granted patents in the United States and 22 pending applications in the United States, Europe, Canada, Australia and other selected countries in Central America, South America, and Asia, and one international patent application under the Patent Cooperation Treaty. The two issued U.S. patents relate to novel AAV capsids and vectors and are expected to expire in 2034. Certain other patent applications directed to novel AAV capsids and vectors, if they were to issue, may have later expirations.

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive advantage. Our policy requires inventors who are identified on any company-owned patent applications to assign rights to us. We also rely on confidentiality agreements with our employees, consultants and other advisors to protect our proprietary information. Our policy is to require third parties that receive material confidential information to enter into confidentiality agreements with us.

Trademarks

Our trademarks Homology Medicines and HMI are pending or registered in the United States and certain international countries. We currently own three pending trademark applications in the United States, approximately 20 registered trademarks around the world, as well as 13 pending trademark applications. This includes our trademarks Homology Medicines, AMEnDR, and HMI, which are pending or registered in the United States and certain other countries.

Strategic Collaborations

Collaboration and License Agreement with the Novartis Institutes for BioMedical Research, Inc.

In November 2017, we entered into a collaboration and license agreement with Novartis, pursuant to which we agreed to collaborate on researching, developing, and commercializing novel genome editing products that modulate certain gene targets.

Under the terms of the agreement, we and Novartis agreed to collaborate to identify and synthesize gene editing vector candidates that modulate certain ophthalmic gene targets, against which Novartis agreed to develop licensed products. Our obligation to perform research for the targets will continue for five years from the effective date of the agreement.

We and Novartis agreed also to collaborate to explore the applicability of our technology with respect to other gene targets. Our obligation to perform such exploratory research concludes in November 2020.

In February 2019, Novartis elected to discontinue our collaboration on the sickle cell disease program with an effective date of August 2019. We continue to work with Novartis to identify new targets for the partnership based on the existing exploratory research component of our agreement, and our collaboration on two ophthalmic programs also continues. We have assumed all worldwide rights to the sickle cell disease program, and our efforts to develop an in vivo gene editing approach are ongoing.

Subject to certain limitations pursuant to the terms of the agreement, Novartis will be responsible for the internal and external costs incurred by us for the research activities as contemplated under the agreement. Novartis will also pay for the development of gene editing vector candidates and licensed products.

Subject to the terms of the agreement, we will generally be responsible for manufacturing gene editing vector candidates for certain ophthalmic gene targets for research, and gene editing vector candidates and licensed products for development and commercialization, and Novartis will bear all such manufacturing costs that we incur.

Subject to the terms of the agreement, taking into account Novartis’ election to discontinue our collaboration on the sickle cell disease program, we have granted Novartis the following licenses: (i) a worldwide, non-exclusive, sublicensable license under certain of our intellectual property rights to perform Novartis’ responsibilities under the applicable research plan; (ii) a worldwide, sublicensable license under certain of our intellectual property rights to conduct preclinical development activities, which license is co-exclusive (with us) during the research term, and exclusive for the remainder of the term of the agreement; (iii) a worldwide, non-exclusive, perpetual, irrevocable license, without the right to grant sublicenses, to use certain reagents generated as a result of our exploratory research activities under the agreement solely for Novartis’ internal research purposes; (iv) an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property rights to develop and commercialize certain gene editing vector candidates and licensed products directed to certain ophthalmic gene targets; (v) as of the effective date, a co-exclusive (with us), royalty-bearing, sublicensable, worldwide license under certain of our intellectual property rights to manufacture certain gene editing vector candidates and/or licensed products directed to certain ophthalmic gene targets, which license will be exclusive as of a certain date on which Novartis is permitted to manufacture certain gene editing vector candidates and/or licensed products pursuant to the terms of the agreement; and (vi) a non-

exclusive, royalty-free, fully paid, perpetual, irrevocable, worldwide license under certain of our intellectual property rights in connection with research, development, manufacturing, commercialization or other exploitation of products or services.

Subject to the terms of the agreement, Novartis granted to us the following licenses: (i) a worldwide, non-exclusive, sublicensable license under certain of Novartis’ intellectual property rights to perform certain research activities during the research term and (ii) a non-exclusive, royalty-bearing, perpetual, irrevocable, worldwide, sublicensable license under certain of Novartis’ intellectual property rights that may arise under the agreement that relate to our manufacturing know-how for our manufacture of gene editing vector candidates and products created using our platform technology.

Under the terms of the agreement, we received an upfront payment of $35.0 million and Novartis also purchased shares of our Series B preferred stock for an aggregate purchase price of $15.0 million. Taking into consideration Novartis’ election to discontinue our collaboration on the sickle cell disease program, we are also eligible to receive up to a total of $10.0 million upon completion of certain development candidate selection activities. In addition, we are eligible to receive up to a total of $530.0 million in milestone payments, including up to $180.0 million in development milestone payments, up to $170.0 million in regulatory milestone payments and up to $180.0 million in commercial milestone payments, with respect to the licensed products. We are also eligible to earn tiered royalties on net sales of licensed products by Novartis, its affiliates or sublicensees ranging from mid single-digit to sub-teen double-digit percentages, which royalties are potentially subject to various reductions and offsets. If any of the exploratory research efforts are advanced into formal research and development programs, the parties will negotiate the economics including potential milestone payments for such programs.

The term of the agreement continues on a target-by-target basis until the expiration of all royalty payment obligations for the licensed products that modulate the applicable target on a country-by-country basis. Our royalty obligations under the agreement continue on a country-by-country and licensed product-by-licensed product basis until the later of (a) 10 years after the first commercial sale of such licensed product in a country, (b) the date on which such licensed product is no longer covered by certain intellectual property rights, and (c) the date on which certain regulatory exclusivity for such product expires. Either party may terminate the agreement on a target-by-target basis for the other party’s material breach with respect to such target, or in the event of the other party’s bankruptcy. Novartis may terminate the agreement for convenience on a target-by-target basis. We may terminate the agreement if Novartis files, or joins a third party in filing or maintaining, a patent challenge against certain of the patent rights we license to Novartis under the terms of the agreement.

License Agreement with the California Institute of Technology

In September 2016, we entered into a license agreement with Caltech, pursuant to which Caltech granted us a co-exclusive (subject to certain reserved non-commercial rights), sublicensable, and worldwide license under certain AAV-related patents owned by Caltech for human therapeutic applications. Under this agreement, Caltech also granted us a non-exclusive, worldwide license under certain patents and other intellectual property controlled by Caltech to develop, manufacture, commercialize, and otherwise exploit products covered by such intellectual property rights for human therapeutic applications. We may grant sublicenses under the non-exclusive license to third parties to the extent necessary or useful for our, or our sublicensees’, development, manufacturing, or sale of such products.

Under the Caltech agreement, we paid Caltech an initial licensing fee of $100,000. We are also required to pay Caltech up to a total of $7.2 million in milestone payments for the first licensed product; royalties, in the low single-digit percentages on net sales of licensed products, subject to a certain annual minimum royalty; and mid to high single-digit percentages of sublicensing revenues. Subject to certain exceptions, our royalty obligations under the agreement continue on a country-by-country and licensed product-by-licensed product basis until the earliest of (a) the date on which such licensed product is no longer covered by certain intellectual property rights, (b) 10 years after the first commercial sale of such licensed product, or (c) 15 years after the effective date of the agreement. As partial consideration for the licenses granted under the agreement, we issued 101,405 shares of our common stock to Caltech.

The agreement will expire upon the expiration of the last-to-expire patent that is licensed to us or as long as royalties are due under the agreement, whichever is later. We agreed to use commercially reasonable efforts to introduce commercially, and reasonably fulfill market demand for, licensed products as soon as practicable. Either party may terminate the agreement in the event of the other party’s uncured material breach and in the event of the other party’s bankruptcy or insolvency. We may terminate the agreement for convenience.

City of Hope License Agreement

In April 2016, we entered into a license agreement with COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. COH also granted us a non-exclusive, sublicensable, worldwide license to certain background patents owned by COH to develop, manufacture, use and commercialize licensed products and licensed services in any and all fields.

Under the agreement, we paid COH an initial licensing fee of $75,000, and made a subsequent payment of $4.5 million representing a percentage of sublicensing revenue. We are also required to pay COH an annual license maintenance fee; up to a total of $3.2 million in potential milestone fees; a royalty in the low single-digit percentages on net sales of licensed products or services, subject to certain reductions in certain circumstances, with a certain annual minimum royalty; and low double-digit percentages of sublicensing revenues. As partial consideration for the licenses granted under the agreement, we issued 154,837 shares of our common stock to COH.

The COH agreement will expire on a country-by-country and on a licensed patent-by-licensed patent basis upon the expiration of the last-to-expire valid claim of such patent in such country. We agreed to use commercially reasonable efforts to develop and commercialize licensed products and licensed services. If we fail to achieve certain diligence milestones, COH may terminate the agreement or convert the exclusive rights under the agreement from exclusive to non-exclusive. Either party may terminate the agreement in the event of the other party’s material breach, subject to an opportunity to cure, and in the event of the other party’s bankruptcy or insolvency. We may terminate the agreement for convenience.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing, post-approval monitoring and reporting and export and import of products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, are extensive and require the expenditure of substantial time and financial resources. For the purposes of this Section, the term “gene therapy” includes both traditional gene therapy products as well as gene editing and our gene correction product candidates.

FDA Approval Process

We expect our future product candidates to be regulated as biologics. Biological products, including gene therapy products, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, safety, testing, packaging, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biological products.

We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biological Products Development Process

The FDA determined that more than minimally manipulated products must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical, sometimes referred to as pre-clinical laboratory tests, and pre-clinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLPs;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, potency and efficacy from results of nonclinical testing and clinical trials;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing and controls, information about product chemistry, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing, such as reproductive toxicity tests and carcinogenicity in animals, may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, after which human clinical trials may begin unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to the Office of Biotechnology Activities, or OBA, pursuant to the NIH Guideline. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, the efficacy measurements to be evaluated and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase I.    The biological product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase II.    The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase III.    Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of a biological product. In rare instances, a single Phase 3 trial, together with other confirmatory evidence may be sufficient to support a BLA submission. Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or permanently discontinue a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or the clinical study is not being conducted in accordance with FDA regulations. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. The FDA and the IRB may also halt, terminate or impose other conditions if either believes the patients are subject to unacceptable risk.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.

Human gene therapy products based on gene-editing technology are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing and distribution of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture, pharmacology, chemistry and controls of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include, among other things, an outline of the pediatric study or studies that the sponsor plans to conduct, including to the extent practicable study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information, along with any other information specified in FDA regulations. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for marketed products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first human drug application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews the submitted BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. Under PDUFA, the FDA has agreed to certain performance goals to complete the review of BLAs. The FDA may give a priority review designation to biological products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for original BLAs, which typically adds approximately two months to the timeline for review and decision from the date of submission.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP requirements to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. Under the current PDUFA guidelines, the FDA has committed to reviewing such resubmissions in two or six months of receipt depending on the type of information included.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its potential risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The requirement for a REMS can materially affect the potential market and profitability of the product.

Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. Changes to some of the conditions established in an approved BLA, including changes in indications, product labeling, manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. The FDA may require one or more Phase IV post-market studies or surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Orphan Drug Designation

The FDA may grant Orphan Drug Designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and marketing the drug or biologic for this type of disease or condition will be recovered from its sales in the United States. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and BLA user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application, including a full BLA, to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan-designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We have received orphan drug designation for the use of AAVHSC expressing human PAH for the treatment of PKU. There can be no assurance that we will receive orphan drug designation for additional indications or for any additional product candidates.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during the clinical development of the product. The FDA must determine if the biologic product candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to treat a serious condition and, if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing Phase IV clinical studies. Failure to conduct required post-approval trials, or to confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

In addition, under the provisions of FDASIA, enacted in 2012, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and FDA will either grant or deny the request.

Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if we receive one or both of these designations for our product candidates, the FDA may later decide that our product candidates no longer meets the conditions for qualification. In addition, receiving these designations may not provide us with a material commercial advantage.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

To help reduce the increased risk of the introduction of adventitious agents, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHS Act also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

The FDA may require one or more Phase IV post-market studies or surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.

For patents that might expire during the BLA review phase, the patent owner may request an interim patent term extension. If eligible, an interim patent term extension may be granted for a period of not more than one year. The patent owner may apply for not more than four subsequent interim extensions. Any interim extension granted will not be longer than the maximum period of extension allowed post-approval.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and meaning of the BPCIA remains subject to significant uncertainty.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Healthcare Reform

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the Affordable Care Act, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act:

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%;
•	requires collection of rebates for drugs paid by Medicaid managed care organizations;
•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application, or CTA, much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational biological product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the applicant consents to a second orphan medicinal product application; or
•	the applicant cannot supply enough orphan medicinal product.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2018, we had 124 full-time employees, including 39 employees with M.D. or Ph.D. degrees. Of these full-time employees, 102 employees are engaged in research and development activities, including technical operations, clinical and regulatory and research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in March 2015. Our principal executive offices are located at One Patriots Park, Bedford, MA 01730 and our telephone number is (781) 301-7277. Our website address is www.homologymedicines.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

Available Information

We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www. homologymedicines.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. We may never achieve or maintain profitability.

We are a preclinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $57.2 million and $30.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $97.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our lead product candidate, HMI-102. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of HMI-102, HMI-103, HMI-202 and our other product candidates. In addition, we may not be able to enter into any collaborations that will generate significant cash. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Based upon our current operating plan, we believe that our existing cash resources will enable us to fund our operating expenses and capital expenditure requirements through the end of 2020, including the top-line data readout for our planned Phase 1/2 clinical trial for HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes, the build-out of our internal manufacturing capacity and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202 and our other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our planned clinical trials for HMI-102 and our other product candidates;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or HMI-102, HMI-103, HMI-202 or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the costs of operating as a public company;
•	the extent to which we in-license or acquire other products and technologies;
•	the cost of establishing sales, marketing and distribution capabilities for HMI-102, HMI-103, HMI-202 or any of our product candidates in regions where we choose to commercialize our products; and
•	the initiation, progress, timing and results of our commercialization of HMI-102, HMI-103, HMI-202 or any of our product candidates, if approved for commercial sale.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of HMI-102, HMI-103, HMI-202 or other product candidates or potentially discontinue operations.

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

As of March 1, 2019, we had 139 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Because gene therapy and gene editing are novel and the regulatory landscape that governs any product candidates we may develop is uncertain and continues to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, in addition to the submission of an investigational new drug application, or IND, to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials for cell therapy products and gene therapy had historically been subject to review by the Recombinant DNA Advisory Committee, or the RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Following an initial review, RAC members would make a recommendation as to whether the protocol raises important scientific, safety, medical, ethical or social issues that warrant in-depth discussion at the RAC’s quarterly meetings. Even though the FDA decides whether individual cell therapy or gene therapy protocols may proceed under an IND, the RAC’s recommendations were shared with the FDA and the RAC public review process, if undertaken, could delay the initiation of a clinical trial, even if the FDA had reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, the FDA can put an IND on clinical hold even if the RAC provided a favorable review or has recommended against an in-depth, public review. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. The NIH also announced that it will no longer accept new human gene transfer protocols for review as part of the protocol registration process under the existing NIH Guidelines or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Even though we may not be required to submit a protocol for our gene therapy product candidates through the NIH for RAC review, we will still be subject to significant regulatory oversight by the FDA, and in addition to the government regulators, the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

The same applies in the European Union. The European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.

Changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of such product candidates, or lead to significant post-approval limitations or restrictions. Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, or adverse public perception of the field of genome editing, may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. Furthermore, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the development or commercialization of current or future product candidates.

As we advance product candidates, we will be required to consult with these regulatory and advisory groups and comply with all applicable guidelines, rules and regulations. If we fail to do so, we may be required to delay or terminate development of such product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

To date, we have not completed any clinical trials required for the approval of HMI-102 or any of our product candidates. Although we plan to initiate a Phase 1/2 clinical trial for HMI-102 in 2019, we may experience delays in conducting any clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Our most advanced product candidate, HMI-102, is still in preclinical development and will require extensive clinical testing before we are prepared to submit a BLA for regulatory approval. We cannot predict with any certainty if or when we might complete the development of HMI-102 and submit a BLA for regulatory approval of HMI-102 or whether any such BLA will be approved by the FDA. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. We recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and expect to start manufacturing in the first half of 2019. However, if we experience delays or are unable to establish and scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop HMI-102, HMI-103, HMI-202 or our other product candidates, or could render further development impossible.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither HMI-102, HMI-103, HMI-202, nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to accept for substantive review any biologic license applications, or BLAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA-required studies, approval of any BLA or application that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain FDA approval for HMI-102, HMI-103, HMI-202 or any other product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize its full market potential.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of HMI-102, HMI-103, HMI-202 or any other product candidate. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation and contains provisions applicable to the development of gene therapies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The use of our product candidates, including HMI-102, HMI-103, HMI-202 or any other product candidate, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;
•	withdrawal of participants from our clinical trials;
•	significant costs to defend the related litigation and related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	inability to commercialize HMI-102, HMI-103, HMI-202 or any other product candidate;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	decreased demand for HMI-102, HMI-103, HMI-202 or any other product candidate, if approved for commercial sale; and
•	loss of revenue.

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

Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for HMI-102, HMI-103, HMI-202 or any other product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of HMI-102, HMI-103, HMI-202 or any other product candidate could be delayed.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire Affordable Care Act is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the Affordable Care Act, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. While the Texas District Court Judge, as well as the current presidential administration and the Centers for Medicare and Medicaid Services, have stated that this ruling will have no immediate effect, it is unclear how this decision and subsequent appeals will impact the law. Further, the current presidential administration and Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation (“GDPR”), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data).

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs, including PKU, metachromatic leukodystrophy, hemoglobinopathies and ophthalmological diseases. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches.

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from BioMarin, Synlogic, Censa Pharmaceuticals, Rubius Therapeutics, Nestle and American Gene Technologies. We believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics and/or Shire. In vivo gene therapy approaches provide potential advantages over ex vivo approaches. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Poseida Therapeutics, Precision BioSciences and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

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

Even if HMI-102, HMI-103, HMI-202 or any other product candidate receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If HMI-102, HMI-103, HMI-202 or any other product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of HMI-102, HMI-103, HMI-202 or any other product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Because we expect sales of HMI-102, HMI-103, HMI-202 or any other product candidate, if approved, to generate substantially all of our product revenues for a substantial period, the failure of this product to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing HMI-102, HMI-103, HMI-202 or any other product candidate, if approved.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

We expect to build a focused sales, distribution and marketing infrastructure to market HMI-102, HMI-103, HMI-202 or any other product candidate in the United States and European Union, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of HMI-102, HMI-103, HMI-202 or any other product candidate. Additionally, if the commercial launch of HMI-102, HMI-103, HMI-202 or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of HMI-102, HMI-103, HMI-202 or any other product candidates in certain markets overseas. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of HMI-102, HMI-103, HMI-202 or any other product candidate, if approved, for certain markets overseas; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of HMI-102, HMI-103, HMI-202 or any other product candidate, we may be forced to delay the potential commercialization of HMI-102, HMI-103, HMI-202 or any other product candidate or reduce the scope of our sales or marketing activities for HMI-102, HMI-103, HMI-202 or any other product candidate. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to HMI-102, HMI-103, HMI-202 or any other product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing HMI-102, HMI-103, HMI-202 or any other product candidate, and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If HMI-102, HMI-103, HMI-202 or any other product candidate is approved for commercialization, we intend to enter into agreements with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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

Risks Related to Our Dependence on Third Parties

We currently contract with third parties for the manufacture of materials for our research programs and preclinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis. We recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and expect to start manufacturing in the first half of 2019. However, if we experience delays or are unable to establish and scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the clinical and commercial supply of our product candidates.

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

We may collaborate with third parties for the development and commercialization of HMI-102, HMI-103, HMI-202 or any other product candidate. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize HMI-102, HMI-103, HMI-202 or any other product candidate successfully, if at all.

We may seek collaborative relationships for the development and commercialization of HMI-102, HMI-103, HMI-202 or any other product candidate. Failure to obtain a collaborative relationship for HMI-102, HMI-103, HMI-202 or any other product candidate may significantly impair the potential for the product candidate. We also will need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital. Moreover, any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us. For example, Novartis can terminate its agreement with us for convenience on a target-by-target basis and, on February 6, 2019, we received notice that Novartis had elected to discontinue the sickle cell disease program under our agreement effective in August 2019.

We do not have multiple sources of supply for all of the components used in HMI-102 and our other product candidates. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of HMI-102. If we obtain regulatory approval for HMI-102, we would need to expand the supply of its components in order to commercialize them.

We do not have multiple sources of supply for all of the components used in the manufacturing of HMI-102. We also do not have long-term supply agreements with any of our component suppliers. We are currently evaluating manufacturers that will commercially manufacture HMI-102. It is our expectation that we will only qualify one initial supplier that will need to be approved by the FDA. If for any reason we are unable to obtain product from the manufacturer we select, we would have to qualify new manufacturers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to HMI-102, HMI-103, HMI-202 and any future product candidates. We seek to protect our proprietary position by filing or collaborating with our licensors to file patent applications in the United States and abroad related to our proprietary technologies, development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our proprietary products and technology, including HMI-102, HMI-103, HMI-202 or any other product candidate in the United States or in other foreign countries, in whole or in part. Alternately, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or later invalidate or narrow the scope of an issued patent. Even if patents do successfully issue and even if such patents cover HMI-102, HMI-103, HMI-202 or any future product candidate, third parties may challenge their validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for HMI-102, HMI-103, HMI-202 or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business.

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

We currently in-license certain intellectual property from COH and Caltech, and we have entered into a collaboration and license agreement with Novartis. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves. The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets and confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and confidential know-how are difficult to protect, and we have limited control over the protection of trade secrets and confidential know-how used by our licensors, collaborators and suppliers. Because we expect to rely on third parties to manufacture HMI-102, HMI-103, HMI-202 and any future product candidates, and we expect to collaborate with third parties on the development of HMI-102, HMI-103, HMI-202 and any future product candidates, we may, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. Under such circumstances, trade secrets and confidential know-how can be difficult to maintain as confidential.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently own three pending trademark applications in the United States, as well as 20 registered trademarks and 13 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 76.1% of our outstanding voting stock as of December 31, 2018. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 1, 2018, holders of an aggregate of approximately 24.3 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

The Tax Cuts and Jobs Act of 2017, or the TCJA, has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, and revising the rules governing net operating loss carryforwards. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the TCJA, tax losses generated after December 31, 2017 will not be subject to expiration but may only be used to offset up to 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the TCJA will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently occupy approximately 67,000 square feet of office, research and development laboratory and manufacturing space in Bedford, Massachusetts, under a lease that expires in 2027. We are subletting approximately 23,000 square feet of office and laboratory space at our prior facility in Bedford, Massachusetts to a single tenant, under a lease that expires in 2021. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On March 28, 2018, our common stock began trading on The Nasdaq Global Select Market under the symbol “FIXX.” Prior to that time, there was no public market for our common stock.

Holders

As of March 1, 2019, there were approximately 37,510,092 shares of our common stock outstanding held by approximately 23 holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The graph set forth below compares the cumulative total stockholder return on our common stock between March 28, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes an initial investment of $100 on March 28, 2018 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under Securities Act during the quarter ended December 31, 2018.

Use of Proceeds

Not applicable.

Item 6. Selected Financial Data.

The selected financial data presented below is derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II to this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our future results.

	For the Years Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016
Consolidated Statements of Operations Data:
Collaboration revenue	$3,684	$—	$—
Operating expenses:
Research and development	47,948	21,378	5,695
General and administrative	17,300	8,279	4,305
Total operating expenses	65,248	29,657	10,000
Loss from operations	(61,564)	(29,657)	(10,000)
Other income (expense):
Changes in fair value of convertible preferred stock tranche liability	—	(876)	1,929
Interest income	4,349	542	24
Total other income (expense)	4,349	(334)	1,953
Net loss and net loss attributable to common stockholders-basic and diluted	$(57,215)	$(29,991)	$(8,047)
Net loss per share attributable to common stockholders-basic and diluted (1)	$(2.00)	$(12.10)	$(4.23)
Weighted average common shares outstanding-basic and diluted (1)	28,551,807	2,479,432	1,900,531

(1)

See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per common share and the weighted average number of shares used in the computation of the per share amounts.

	As of December 31,
(in thousands)	2018	2017	2016
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$214,737	$129,659	$11,392
Total assets	259,094	137,530	14,219
Total liabilities	64,377	39,222	6,719
Total stockholders’ equity (deficit)	194,717	(39,454)	(9,892)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	259,094	137,530	14,219

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. As a result of many important factors, including those set forth in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our AAVHSCs to precisely and efficiently deliver single administration genetic medicines in vivo either through a gene therapy or nuclease-free gene editing modality across a broad range of genetic disorders. The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene correction, either through the replacement of an entire diseased gene in the genome with a whole functional copy or the precise repair of individual mutated nucleotides, by harnessing the naturally occurring DNA repair process of HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene correction at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, CNS, bone marrow, lung, muscle and eye, across both modalities—gene editing and gene therapy. We believe these advantages will allow us to safely provide transformative cures using either modality.

We have generated compelling preclinical data for our first and lead product candidate, HMI-102, a gene therapy for the treatment of PKU, and expect to advance HMI-102 into a Phase 1/2 clinical trial in adult PKU patients and report initial clinical data in 2019. We continue to advance our gene editing modality and have generated in vivo preclinical data demonstrating achievement of gene correction efficiencies in the liver that are significantly greater than both nuclease-based and other AAV-based approaches and are at a therapeutic level. We have nominated a lead gene editing product development candidate, HMI-103, for the treatment of PKU in pediatric patients. We have also nominated a lead gene therapy CNS product development candidate, HMI-202, for the treatment of MLD. We have initiated IND-enabling studies for both programs. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs in the laboratory of COH. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our suite of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing product and platform development efforts. We have internal process development and GMP manufacturing capabilities and recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing expect to commence manufacturing in the first half of 2019. In November 2017, we entered into a collaboration with Novartis to develop new genetic medicines using our HR-based gene correction approach in ophthalmology, which leverages our platform technology into a new therapeutic area. On February 6, 2019, Novartis elected to discontinue our collaboration on the sickle cell disease program under our agreement effective in August 2019.

Since our inception in 2015, we have raised approximately $288 million in net proceeds through our initial public offering in April 2018 and preferred stock financings. We believe that our compelling preclinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, researching and identifying additional product candidates, developing manufacturing processes, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock in our initial public offering, or the IPO, through the sales of preferred stock, and through funding from our collaboration partner.

We are a development stage company and our lead product candidate and our research initiatives are all at a preclinical stage of development. To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $3.7 million in collaboration revenue for the year ended December 31, 2018. We did not recognize any collaboration revenue for the same period in 2017. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2018 and 2017 were $57.2 million and $30.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $97.4 million.

Our total operating expenses were $65.2 million and $29.7 million for the years ended December 31, 2018 and 2017, respectively. We expect our operating expenses to continue to increase substantially in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with preclinical activities for HMI-102, our lead gene therapy product candidate for the treatment of PKU and the advancement of this product candidate into a Phase 1/2 clinical trial in the U.S., which we expect to commence and report initial clinical data for in 2019, development activities including IND-enabling studies associated with our other gene editing and gene therapy product candidates, including HMI-103, our gene editing product candidate for PKU, and HMI-202, our gene therapy product candidate for MLD, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies, as well as costs associated with the qualification of our internal manufacturing facility, costs to manufacture product for preclinical and clinical studies in this facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

We have incurred significant capital expenditures for the buildout of a new facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this new facility and in support of our product development candidates and research initiatives. We expect to incur additional capital expenditures in 2019 and beyond in support of our research and development activities and our manufacturing facility.

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing, and results of our ongoing research and development efforts, including clinical trials, on HMI-102;
•	the costs, timing, and results of our ongoing research and development efforts on HMI-103 and HMI-202, both of which have entered into IND-enabling studies;
•	the costs, timing, and results of our research and development efforts on current and future product candidates in our gene editing and gene therapy pipeline;
•

the costs and timing of process development and manufacturing scale-up activities, supplies of our product candidates for preclinical studies and clinical trials through CMOs and internal manufacturing;

•	the costs and timing of capital expenditures for potential additional manufacturing capacity and related equipment and furniture;
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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our current projected operating expenses and capital expenditures through the end of 2020. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $3.7 million in collaboration revenue for the year ended December 31, 2018 (see Note 16 to our Financial Statements for additional information regarding Novartis revenue recognition discussion).

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
•

expenses incurred under agreements with third parties, including CROs and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs and our internal technical operations team that manufacture our product candidates for use in our preclinical and potential future clinical trials;

•	costs of outside consultants, including their fees and related travel expenses;
•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
•	facility-related expenses, which include direct depreciation costs and other operating costs.

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

The following table summarizes our research and development expenses by product candidate or development program:

	For the Years Ended December 31,		Decrease
(in thousands)	2018	2017	(Increase)
HMI-102 external development costs	$17,555	$3,964	$(13,591)
Employee-related costs	14,876	5,518	(9,358)
Other research and development costs	15,517	11,896	(3,621)
Total research and development expenses	$47,948	$21,378	$(26,570)

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate clinical trials of HMI-102, including our Phase 1/2 clinical trial, continue to advance both HMI-103 and HMI-202 through IND-enabling studies and into clinical trials and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of HMI-102 and IND-enabling studies and future clinical trials of our other product candidates in development or any other future product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of HMI-102, our other product candidates in development and any other future product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of HMI-102, HMI-103, HMI-202, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

•	uncertainties in clinical trial design and patient enrollment rates;
•	the actual probability of success for our product candidates, including the safety and efficacy results, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, human resources, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs, rent expense, maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to HMI-102, HMI-103, HMI-202, and any other product candidate we may develop. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has increased due to higher investment balances and higher yields on invested funds in 2018 as compared to 2017.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had federal and state net operating loss carryforwards of $52.4 million and $46.6 million, respectively, that expire at various dates through 2038. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.5 million and $3.5 million, respectively, that expire at various dates through 2038.

Change in Fair Value of Convertible Preferred Stock Tranche Liability

We determined that our obligation to issue, and our investors’ obligation to purchase, additional shares of Series A preferred stock in the second of two tranches represented a freestanding financial instrument. The freestanding tranche liability was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income in the statements of operations at each period end such instruments were outstanding. The liability was valued using an income approach, specifically the discounted cash flow method. On February 10, 2017, we issued 28,873,237 shares of our Series A preferred stock at $0.71 per share upon the achievement of certain development milestones, resulting in net proceeds of approximately $20.5 million. We adjusted the carrying value of the convertible preferred stock tranche liability to its estimated fair value at each reporting date and upon issuance of the second tranche of Series A preferred stock on February 10, 2017, recognizing the changes in fair value in other income (expense) in the consolidated statement of operations. During the year ended December 31, 2017, we recognized total other expense of $0.9 million related to changes in the fair value of the convertible preferred stock tranche liability. We had no liability related to the convertible preferred stock as of December 31, 2018.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgements that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition—We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectability is reasonably assured. We record as deferred revenue any amounts received or billed prior to satisfying the revenue recognition criteria. Deferred revenue not expected to be recognized within the next twelve months is reported as non-current deferred revenue.

In November 2017, we entered into a collaboration and license agreement for research, development, manufacturing and commercialization of products using our gene editing technology for the treatment of certain diseases (see Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Consideration we may receive under the collaboration and license agreement includes upfront nonrefundable payments, payments for research and manufacturing activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

Multiple Element Arrangements

The terms of the collaboration and license agreement contain multiple deliverables, including licenses, research and development activities, participation on steering committees and manufacturing activities. We evaluate the activities in our collaboration agreements to determine if the activities are consistent with a typical vendor-customer relationship, and if so, account for them in accordance with Accounting Standards Codification, or ASC, Topic 605-25, Revenue Recognition—Multiple Element Arrangements. If not, we evaluate other applicable guidance.

We evaluate multiple element arrangements to determine the deliverables included in the arrangement and whether the individual deliverables represent separate units of accounting, or whether they must be accounted for as a combined unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. This evaluation requires us to make judgments about the individual deliverables and whether such deliverables (1) have value to the customer on a standalone basis and (2) if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverables, whether the value of the deliverable is dependent on any undelivered item, and whether there are other vendors that can provide the undelivered items.

The consideration received under the arrangement that is fixed or determinable is then allocated among the separate units of accounting based on the relative selling prices of the separate units of accounting. For arrangements identified with multiple units of accounting, an allocation of the consideration is performed. We determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, of selling price if VSOE is not available; or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price as we generally do not have VSOE or TPE of selling price for the units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria are satisfied for that particular unit of accounting. We recognize revenue from a combined unit of accounting over the contractual or estimated performance period for the undelivered items. If there is no discernible pattern of performance or objectively measurable performance measures do not exist for a unit of accounting, then we recognize revenue on a straight-line basis over the period we are expected to complete our performance obligations. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Amounts received prior to satisfying the associated revenue recognition criteria are recorded as deferred revenue on the consolidated balance sheets.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under an arrangement. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

Consideration for development and sales milestones are generally not considered fixed or determinable until the milestone is achieved. Consideration due to or received by us for the achievement of milestones are allocated to the units of accounting, if applicable, and recognized as revenue for the portion of the performance obligation that is complete at the time the milestone is achieved. We will defer the remaining portion of the milestone payment and recognize it as revenue over the remaining term of the performance obligation. If no such performance obligation exists, milestone payments are recognized as revenue upon achievement, assuming all other revenue recognition criteria are met.

Royalties earned on product sales, if any, are recognized based on contractual terms of the agreement when reported sales are reliably measurable and collectibility is reasonably assured, provided that there are no performance obligations then remaining. To date, none of our product candidates have been approved and, therefore, we have not earned any royalty revenue from product sales.

In the event that the agreement were to be terminated and we had no further performance obligations at that time, we would recognize as revenue any portion of the upfront payment and other payments that had not previously been recorded as revenue and were classified as deferred revenue at the date of such termination.

Accrued Research and Development Expenses—As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contract and purchase orders, communicating with our personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•

CROs and other third parties in connection with performing research activities on our behalf and conducting preclinical studies on our behalf and CMOs in connection with producing product for our preclinical studies;

•	vendors in connection with preclinical development activities; and
•	vendors related to product manufacturing and development and distribution of preclinical supplies.

We base our expenses related to preclinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials and CMOs that manufacture product for our research and development activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation—We account for stock-based compensation transactions using a grant-date fair-value-based method under FASB Codification Topic 718, Compensation—Stock Compensation.

We measure stock options and other stock-based awards granted to employees, directors, consultants or advisors of the company or its affiliates based on their fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions and apply the graded-vesting method to all awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company,” which we are, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, or ASU 2014-09, which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. This new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This will require companies to use more judgement and make more estimates than under current guidance.

We have substantially completed our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements. Under ASU 2014-09, with respect to our collaboration with Novartis, we expect to account for the (1) research, development and commercialization and manufacturing licenses, (2) the research activities performed by us, (3) service on the joint committees and (4) manufacturing during the research and development terms as a single performance obligation, which is consistent with our accounting under the existing standard. We expect to recognize revenue from this collaboration using the cost-to-cost method, whereby the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected. Significant judgment is required in making estimates of total expected costs to complete the single performance obligation over the performance period. Revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The estimated transaction price will include variable consideration for milestone payments, however such milestone payments will remain fully constrained as of our adoption date as it is not probable at this time that we will achieve those milestones. The estimate of total costs expected and the estimate of variable consideration to be included in the transaction price will be updated at each reporting date. The cumulative effect of revisions to these estimates will be recorded in the period in which changes are identified.

Under the new standard, we expect to recognize revenue from our collaboration agreement with Novartis earlier during the performance period as a result of applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under the existing standard.

We plan to adopt the new standard using the full retrospective method, and thus will apply the new standard retrospectively to each prior reporting period. As a result, we expect an increase to collaboration revenue for the year ended December 31, 2018 of approximately $1.5 to $2.0 million, with a corresponding decrease to deferred revenue. The impact to the year ended December 31, 2017 is insignificant.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities in the balance sheet. ASU No. 2016-02 is effective for us beginning January 1, 2020 with early application permitted. The new standard provides for a modified retrospective application. We are in the process of evaluating the impact of the adoption of ASU No. 2016-02 on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for us beginning January 1, 2019, with early application permitted. The new standard must be applied retrospectively to all periods presented. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for us beginning January 1, 2020. Early application of this standard is permitted however companies may not apply this standard earlier than it applies ASU 2014-09. We are evaluating the impact adoption of this standard will have on our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, respectively:

	For the Years Ended December 31,		Decrease
(in thousands)	2018	2017	(Increase)
Collaboration revenue	$3,684	$—	$(3,684)
Operating expenses:
Research and development	47,948	21,378	(26,570)
General and administrative	17,300	8,279	(9,021)
Total operating expenses	65,248	29,657	(35,591)
Loss from operations	$(61,564)	$(29,657)	$(35,591)
Other income (expense):
Change in fair value of convertible preferred stock tranche liability	—	(876)	876
Interest income	4,349	542	3,807
Total other income (expense)	4,349	(334)	4,683
Net loss	$(57,215)	$(29,991)	$(30,908)

Collaboration Revenue

Revenues for the year ended December 31, 2018 were $3.7 million and consisted solely of collaboration revenue under our Collaboration Agreement with Novartis that we entered into in November 2017, representing the portion of the $35.0 million upfront payment and research funding payments that were recognized in the year ended December 31, 2018. We recognize revenues based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments, under this arrangement, together as a single unit. We did not recognize any revenue in the year ended December 31, 2017.

Research and Development Expenses

	For the Years Ended December 31,		Decrease
(in thousands)	2018	2017	(Increase)
HMI-102 external development costs	$17,555	$3,964	$(13,591)
Employee-related costs	14,876	5,518	(9,358)
Other research and development costs	15,517	11,896	(3,621)
Total research and development expenses	$47,948	$21,378	$(26,570)

Research and development expenses for the year ended December 31, 2018 were $47.9 million, compared to $21.4 million for the year ended December 31, 2017. The increase of $26.6 million was primarily due to an increase of $13.6 million in direct research expenses, primarily CMO costs, related to our HMI-102 program, a $9.4 million increase in employee-related costs due to an increase in employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $3.6 million increase in other research and development costs related to laboratory supplies, research materials and outside services for the further advancement of our research and development programs.

General and Administrative Expenses

General and administrative expenses were $17.3 million for the year ended December 31, 2018, compared to $8.3 million for the year ended December 31, 2017. The increase of $9.0 million was primarily due to $4.4 million in increased employee-related costs, $2.8 million in increased facility costs, $0.7 million in increased consulting costs and $0.8 million in increased insurance and other public company related expenses.

Change in Fair Value of Tranche Liability

For the year ended December 31, 2017, the changes in fair value of our preferred stock tranche liability resulted in a $0.9 million loss due to the re-measurement and subsequent de-recognition of the tranche liability upon achievement of a development milestone in February 2017 and the issuance of shares of our Series A preferred stock. There was no impact during the year ended December 31, 2018, due to the de-recognition of the tranche liability in February 2017.

Interest Income

Interest income was $4.3 million for the year ended December 31, 2018 compared to approximately $0.5 million for the year ended December 31, 2017. The increase was the result of interest income generated on our higher average cash, cash equivalent and short-term investment balances and higher yields on invested funds for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to the receipt of $83.1 million in net proceeds from our Series B preferred stock financing in July 2017, Novartis’ up-front payment of $35.0 million, additional proceeds of $10.0 million from the issuance of Series B preferred stock to Novartis in November 2017 and the receipt of $150.8 million in net proceeds from the initial public offering of our common stock in April 2018.

Net Loss

Net loss for the year ended December 31, 2018 was $57.2 million, compared to $30.0 million for the year ended December 31, 2017. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above, partially offset by the increases in collaboration revenue and interest income discussed above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs and our capital expenditures will increase in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs and building out internal capacity to have product manufactured to support preclinical studies and clinical trials, expanding our research and development laboratories, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock in our IPO, the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised a total of approximately $288 million in net proceeds from our initial public offering in April 2018 and sales of our preferred stock. We received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, which is included in the proceeds from the sale of preferred stock.

Cash Flows

Our cash, cash equivalents and short-term investments totaled $214.7 million and $129.7 million as of December 31, 2018 and 2017, respectively. We had no indebtedness as of December 31, 2018 and 2017.

The following table summarizes our sources and uses of cash for the period presented:

	For the Years Ended December 31,
(in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(42,562)	$6,479
Net cash used in investing activities	(121,787)	(81,526)
Net cash provided by financing activities	150,994	115,230
Net change in cash and cash equivalents	$(13,355)	$40,183

Cash Flows for the year ended December 31, 2018

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $42.6 million, primarily due to our net loss of $57.2 million as we incurred expenses associated with research activities on HMI-102 and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $2.5 million, an increase in long-term deferred rent of $10.0 million which was largely due to the receipt of cash lease incentives from our landlord during 2018 and an increase in working capital of $2.2 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $121.8 million, attributable to $245.3 million in purchases of short-term investments and $24.9 million in purchases of property and equipment, partially offset by maturities of short-term investments of $148.5 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $151.0 million, primarily due to proceeds from the issuance of common stock in our initial public offering, net of discounts and issuance costs, of $150.8 million.

Cash Flows for the year ended December 31, 2017

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 was $6.5 million, consisting of a $35.0 million up-front payment received from a collaboration partner recorded as deferred revenue, net of $1.7 million allocated to convertible preferred stock, and changes in our operating assets and liabilities of $1.3 million. This was partially offset by our net losses of $30.0 million as we incurred expenses associated with research activities on our lead gene therapy program for the treatment of PKU and research activities on other applications for our technology and incurred general and administrative expenses. In addition, we had non-cash charges totaling $1.8 million including the change in fair value of a convertible preferred stock tranche liability, depreciation and stock-based compensation expense offset by accretion on short-term investments. Net cash provided by changes in our operating assets and liabilities was due to increases of $33.4 million in deferred revenue, $1.7 million in accounts payable and $0.9 million in accrued expenses and other liabilities, partially offset by a decrease of $1.5 million in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $81.5 million, attributable to the purchases of short-term investments of $78.1 million, the purchases of property and equipment of $2.0 million, and the change in restricted cash of $1.5 million related to a new facility lease.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $115.2 million, consisting of the net proceeds from the second tranche of the Series A convertible preferred stock financing of $20.5 million and the net proceeds from the issuance of Series B convertible preferred stock of $94.8 million, net of issuance costs.

Funding Requirements

Our operating expenses increased substantially in 2018 and are expected to increase substantially in 2019 and future years in connection with our ongoing activities, particularly as we advance our preclinical activities including IND enabling studies, scale-up of manufacturing processes and engagement with CMOs and initiation of human clinical trials. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. In addition, we expect our capital expenditures to continue to increase as we expand our operations.

Specifically, our expenses will increase as we:

•	pursue the preclinical and clinical development of HMI-102, HMI-103 and HMI-202;
•	pursue the preclinical and clinical development of other product candidates based on our gene editing and gene therapy technology;
•	further scale up our internal manufacturing processes and capabilities and contract with CMOs to support our preclinical studies and clinical trials of our product candidates;
•	further expand our manufacturing capacity potentially including commercial scale manufacturing;
•	operate our business in our new larger facility with expanded research and development labs and manufacturing suites and purchase additional equipment for our operations;
•	in-license or acquire the rights to other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel; and
•	expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2020. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our preclinical development and initial clinical trials for HMI-102, HMI-103 and HMI-202;
•	the progress, costs and results of our additional research and preclinical development programs in gene editing and gene therapy;
•

the costs, scope and timing of internal process development and manufacturing scale-up activities and contract with CMOs associated with our lead product development programs and other programs we advance through preclinical and clinical development;

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3	More Than 3 years and Less Than 5	More Than 5 years
Contractual Obligation	(in thousands)
Operating lease obligation (1)	$24,155	$2,537	$5,513	$5,944	$10,161
License obligations (2)	$745	$45	$90	$90	$520
Sponsored research agreement (3)	$551	$551	$—	$—	$—

(1)

Represents future minimum lease payments under our operating leases for office and lab space in Bedford, Massachusetts that expire in October 2021 and February 2027. Future minimum lease payments are net of anticipated sublease payments of approximately $2.7 million for the period of 2019 to 2021.

(2)

Represents minimum annual license fees under our license agreements with Caltech and COH. These amounts do not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or patent prosecution or royalty payments we may be required to make under these license agreements. We have excluded these potential payments in the contractual obligations table because the timing and likelihood of these contingent payments are not currently known and would be difficult to predict or estimate. See “Business—Strategic Collaborations” for additional information about these license agreements, including with respect to potential payments thereunder.

(3)	Represents future minimum payments under our sponsored research agreement with COH.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $214.7 million, or 82.9% of our total assets at December 31, 2018, and $129.7 million, or 94.3% of our total assets at December 31, 2017. Interest income earned on these assets was $4.3 million in 2018 and $0.5 million in 2017. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At December 31, 2018, our cash equivalents consisted of bank deposits, money market funds and short-term commercial paper, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2018 and 2017.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers:
Arthur O. Tzianabos, Ph.D.	55	President and Chief Executive Officer and Director
W. Bradford Smith	63	Chief Financial Officer, Treasurer and Secretary
Siyamak (Sam) Rasty, Ph.D.	55	Chief Operating Officer
Albert Seymour, Ph.D.	51	Chief Scientific Officer
Tim Kelly	50	Chief Technical Operations Officer
Directors:
Steven Gillis, Ph.D. (1)	65	Director
Richard J. Gregory, Ph.D. (2)	61	Director
Kush M. Parmar, M.D., Ph.D. (2)	38	Director
Matthew R. Patterson (3)	47	Director
Mahendra G. Shah, Ph.D. (1)	74	Director
Mary Thistle (1)	59	Director
Cameron Wheeler, Ph.D. (3)	40	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Arthur O. Tzianabos, Ph.D. has served as our President, Chief Executive Officer and member of our board of directors since April 2016. Dr. Tzianabos joined Homology from OvaScience, Inc., a biotechnology company (which has since merged with and into Millendo Therapeutics, Inc.), where he served as President and Chief Scientific Officer from September 2013 to March 2016. Prior to OvaScience, Dr. Tzianabos spent eight years at Shire plc, a biotechnology company, where he served in positions of increasing responsibility, including Senior Director, Discovery Research, Vice President, Program Management and Senior Vice President and Head, Research and Early Development. From 1992 to 2005, Dr. Tzianabos was a faculty member at Harvard Medical School and maintained laboratories at the Channing Laboratory, Brigham and Women’s Hospital and the Department of Microbiology and Molecular Genetics at Harvard Medical School. Dr. Tzianabos previously served as a director of BIND Therapeutics, Inc. Dr. Tzianabos holds a B.S. in Biology from Boston College and a Ph.D. in Microbiology from the University of New Hampshire. We believe Dr. Tzianabos’ extensive academic and clinical experience, as well as his knowledge of the industry, qualifies him to serve on our board of directors.

W. Bradford Smith has served as our Chief Financial Officer and Treasurer since April 2017 and our Secretary since July 2017. From March 2014 to April 2017, Mr. Smith was Chief Financial Officer of Ocular Therapeutix, Inc., a biopharmaceutical platform company. Prior to joining Ocular Therapeutix, Inc., Mr. Smith served as the Chief Financial Officer of OmniGuide, Inc., a medical device company, from July 2008 to March 2014. Mr. Smith holds a B.S. in Biology from Tufts University and an M.B.A. from the Whittemore School of Business and Economics at the University of New Hampshire.

Siyamak (Sam) Rasty, Ph.D. has served as our Chief Operating Officer since March 2016. Prior to joining Homology, Dr. Rasty was Vice President and Head of New Products at Shire plc, from August 2011 to January 2016. Dr. Rasty received a B.S. and Ph.D. in Biochemistry from Louisiana State University and holds an M.B.A. from Villanova University which he received in 2002.

Albert Seymour, Ph.D. has served as our Chief Scientific Officer since April 2016. Prior to joining Homology, Dr. Seymour was Senior Vice President, Head of Global Research and Nonclinical Development at Shire plc, a biotechnology company, from 2011 to 2016. Dr. Seymour received his B.A. in Biology from the University of Delaware, an M.S. from Johns Hopkins University School of Medicine and his Ph.D. in Human Genetics from the University of Pittsburgh.

Tim Kelly has served as our Chief Technical Operations Officer since April 2018, and prior to that, he served as our Senior Vice President of Technical Operations from May 2017 to April 2018. From January 2017 to May 2017, Mr. Kelly

served as Head of Technical Operations at Sarepta Therapeutics, Inc., a biopharmaceutical company. Prior to that, Mr. Kelly spent eight years, from 2009 to 2017, at Shire plc, a biotechnology company, where he served most recently as Senior Vice President and Head of Biologics Operating Unit from May 2016 to January 2017, and prior to that served in roles of increasing responsibility, including Interim Head of Technical Operations from August 2015 to April 2016 and Head of Product Strategy & Planning from 2014 to July 2015. He was previously the Head of Technical Operations at UCB S.A. in Belgium. Mr. Kelly also held roles of increasing responsibility at Biogen Idec, including Senior Director of International Operations. Mr. Kelly holds a B.S. with emphasis in Engineering Mechanics from the United States Air Force Academy and an M.B.A. from Troy University.

Directors

Steven Gillis, Ph.D. has served as a member of our board of directors since 2016. Since 2005, Dr. Gillis has been a managing director at ARCH Venture Partners, a venture capital firm. From 1994 to 2005, Dr. Gillis served as chief executive officer and chairman of the board of directors of Corixa Corporation, which he co-founded in October 1994. Previously, Dr. Gillis served as a director, head of research and development, chief scientific officer and acting chief executive officer of Immunex Corporation, which he co-founded, from 1981 until his departure in 1994. As a former director and chairman of Trubion Pharmaceuticals, Inc., Dr. Gillis led its acquisition by Emergent BioSolutions in the fall 2010. Dr. Gillis currently serves as a director of Shire plc and Pulmatrix, Inc., and serves as a director and chairman of VBI Vaccines Inc. Dr. Gillis also currently serves as a director of several private companies. Dr. Gillis previously served as a director at PhaseRx, Inc. from 2008 to 2018 and at bluebird bio, Inc. from 2011 to 2015. Dr. Gillis received his B.A. in biology and English from Williams College and his Ph.D. in biological science from Dartmouth College. We believe that Dr. Gillis’s knowledge of immunology and experience in the venture capital industry, particularly with biotechnology and pharmaceutical companies, qualifies him to serve as a member of our board of directors.

Richard J. Gregory, Ph.D. has served as a member of our board of directors since 2015. Dr. Gregory is Executive Vice President and Chief Scientific Officer of ImmunoGen, Inc., a biotechnology company, where he has been since 2015. Prior to joining ImmunoGen, Inc., he spent 25 years at Genzyme Corporation, a biotechnology company, in roles of increasing responsibility, including Senior Vice President and Head of Research from 2003 until Genzyme Corporation’s acquisition by Sanofi in 2011, and Head of Research and Development for Genzyme from 2011 through 2014. Dr. Gregory serves as a director of ProMIS Neurosciences, Inc. Dr. Gregory received his B.A. in Science from Virginia Tech and holds a Ph.D. from the University of Massachusetts, Amherst, and completed his post-doctoral work at the Worcester Foundation for Experimental Biology. We believe that Dr. Gregory’s knowledge of immunology qualifies him to serve as a member of our board of directors.

Kush M. Parmar, M.D., Ph.D. has served as a member of our board of directors since 2015. Dr. Parmar is a Managing Partner at 5AM Venture Management LLC, an early stage venture capital firm focused on the life sciences, where he has been since 2010. Before joining 5AM, from 2002 to 2010, he was at Harvard Medical School, where he was an NIH-sponsored M.D./Ph.D. physician scientist fellow in the joint Harvard-MIT Health Sciences and Technology Program. Dr. Parmar currently serves as a director on the board of public company Arvinas, Inc. and on the boards of private companies Akouos, Inc, Entrada Therapeutics, Inc. and RallyBio, LLC. He previously served as a board member or observer for Envoy Therapeutics, Inc. (acquired by Takeda Pharmaceutical Co LTD), Achaogen, Inc., Audentes Therapeutics, Inc., scPharmaceuticals Inc., CycloPorters, Inc. and Mendel Therapeutics, Inc. He is a member of the scientific advisory boards of Penn Medicine, Princeton University’s Department of Molecular Biology, and the Grace Science Foundation, and is a fellow of the Society of Kauffman Fellows. Before joining 5AM, Dr. Parmar completed clinical clerkships at the Massachusetts General & Brigham and Women’s Hospitals, attended courses at Harvard Business School and consulted for an oncology startup. He also founded a non-profit international development organization, the Cruz Blanca Initiative. He holds an A.B. in Molecular Biology and Medieval Studies from Princeton University, a Ph.D. in Experimental Pathology from Harvard University, and an M.D. from Harvard Medical School. We believe that Dr. Parmar’s experience in the life sciences industry, his experience as a venture capitalist and senior executive, as well as his service on the boards of directors of numerous companies provide him with the qualifications to serve as a director of our company.

Matthew R. Patterson has served as a member of our board of directors since 2018. Mr. Patterson is the co-founder of Audentes Therapeutics, Inc., a biotechnology company, and has served as its Chief Executive Officer since November 2012. Mr. Patterson is also Chairman of the Board of Directors and formerly served as President until May 2018. Previously, Mr. Patterson was the Entrepreneur-In-Residence at OrbiMed Advisors LLC, an investment firm, from November 2011 to December 2012. Prior to OrbiMed, Mr. Patterson served in roles at Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc. and Genzyme Corporation. Mr. Patterson is a member of the board of directors of Gilda’s Club of New York City, which provides social and emotional support for people living with cancer. Mr. Patterson holds a B.A. from Bowdoin College. We believe that Mr. Patterson’s experience in the biotechnology and biopharmaceutical industries, as well as his service on the board of directors of a public company provide him with the qualifications to serve as a director of our company.

Mahendra G. Shah, Ph.D. has served as a member of our board of directors since 2017. Dr. Shah has been with Vivo Capital, LLC, a healthcare focused investment firm, since March 2010, and is currently serving as its managing director. Dr. Shah is the founder and executive chairman of Semnur Pharmaceuticals. Dr. Shah previously served as chairman of the board of Essentialis, and currently serves as a board member of Soleno Therapeutics, Verona Pharma plc and several other privately held companies in the biopharmaceutical and biotechnology industries. Dr. Shaw is also a member of the board of trustees of St. John’s University. From September 2005 to December 2009, he was the founder, chairman and CEO of NextWave Pharmaceuticals, a pediatric focused specialty pharmaceutical company, which was acquired by Pfizer. From 1993 to May 2003, he was the chairman and CEO of First Horizon Pharmaceuticals, a publicly traded specialty pharmaceutical company before it was sold to Shionogi Pharmaceuticals. From 1991 to October 1999, he was vice president of E. J. Financial Enterprises, Inc., a healthcare fund management company. He previously served on the boards of Biotie Therapies, Unimed Pharmaceuticals (UMED), Introgen Therapeutics, Inpharmakon, Protomed, Structural Bioinformatics and Zarix. From 1987 to 1991 he was the senior director of new business development with Fujisawa USA (now part of Astellas Pharma US, Inc.). Prior to that time, he worked in various scientific and management positions with Schering-Plough and Bristol Myers-Squibb. Dr. Shah received his Ph.D. in industrial pharmacy from St. John’s University and his Bachelor’s and Master’s Degree in Pharmacy from L.M. College of Pharmacy in Gujarat, India. We believe Dr. Shah is able to make a valuable contribution to our board of directors due to his vast experience as a finance professional in the biomedical and pharmaceutical industries.

Mary Thistle has served as a member of our board of directors since March 2018. Ms. Thistle has served as the Chief of Staff of the Bill & Melinda Gates Medical Research Institute, a non-profit biotech organization, since January 2018. Prior to that, she held senior leadership positions at Dimension Therapeutics, Inc., a gene therapy company, including Chief Operating Officer from 2016 to 2017 and Chief Business Officer from 2015 to 2016. Prior to joining Dimension Therapeutics, Inc., she spent six years at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, where she held various leadership positions, including Senior Vice President, Business Development from 2014 to 2015, Vice President, Business Development from 2012 to 2013 and Senior Director, Business Development from 2009 to 2012. Prior to that, she held various positions at ViaCell, Inc. and PerkinElmer Inc. Ms. Thistle serves as a director of Enterome SA, a pharmaceutical and diagnostics company based in Paris, France and Cocoon Biotech Inc. Ms. Thistle holds a B.S. in accounting from the University of Massachusetts, Boston. We believe that Ms. Thistle is qualified to serve on our board of directors due to her finance background and industry experience.

Cameron Wheeler, Ph.D. has served as a member of our board of directors since 2017. Dr. Wheeler serves as a Principal at Deerfield Management Company, L.P., a healthcare investment firm. Prior to joining Deerfield in 2014, Cameron was at Eleven Biotherapeutics, Inc., an oncology biotechnology company, for more than five years, where he was responsible for corporate development and commercial strategy. Prior to Eleven, Cameron was at Third Rock Ventures, a Boston-based venture capital firm focused on launching and building life science companies. While at Third Rock, Cameron gained business development and operating experience as a member of the founding team of Constellation Pharmaceuticals. Cameron holds a Ph.D. and S.M. in Biological Engineering and an S.B. in Mechanical Engineering from the Massachusetts Institute of Technology. We believe Dr. Wheeler’s extensive business experience in the biotechnology and biopharmaceutical industries qualifies him to serve on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2018.

Code of Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.homologymedicines.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) concerning any amendments to, or waivers from, any provision of the code.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Steven Gillis, Ph.D., Mahendra Shah, Ph.D. and Mary Thistle. Ms. Thistle serves as the Chairperson of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and Nasdaq. Our Board of Directors has determined that Ms. Thistle is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

This section discusses the material components of our 2018 compensation program for our principal executive officer and next two most highly compensated executive officers who are named in the 2018 Summary Compensation Table below. These “named executive officers” and their positions are:

•	Arthur O. Tzianabos, Ph.D., President and Chief Executive Officer;
•	Albert Seymour, Ph.D., Chief Scientific Officer; and
•	Tim Kelly, Chief Technical Operations Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the completion of this offering may differ materially from the currently planned programs summarized in this discussion.

2018 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2017 and 2018:

Name and principal position	Fiscal Year	Salary $	Bonus $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (2)	Total $
Arthur O. Tzianabos, Ph.D.	2018	490,500	—	3,562,722	250,000	9,893	4,313,115
President and Chief Executive Officer	2017	422,300	—	1,815,320	168,920	—	2,406,540
Albert Seymour, Ph.D.	2018	386,948	—	1,574,473	156,760	5,576	2,123,757
Chief Scientific Officer	2017	360,500	—	269,545	126,175	—	756,220
Tim Kelly	2018	353,600	—	1,704,058	123,760	3,978	2,185,396
Chief Technical Operations Officer

(1)

Amounts reflect the full grant date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)

Amount shown represents 401(k) matching contributions. For additional information, refer to the discussion below under the heading “Narrative Disclosure to Summary Compensation Table —Other Elements of Compensation—Retirement Plans.”

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for our named executive officers are base salary, annual performance bonuses and long term equity based compensation awards. The named executive officers also generally participate in employee benefit plans and programs that we offer to our other full time employees on the same basis.

2018 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The following table shows the annual base salaries for 2018 and 2019 of our named executive officers. Dr. Tzianabos’s 2018 annual base salary was $462,000 from January 1, 2018 until the completion of our IPO in March 2018, when his annual base salary increased to $500,000. Dr. Seymour’s 2018 annual base salary was $374,920 from January 1, 2018 until April 16, 2018, when it increased to $391,900. Mr. Kelly’s 2018 annual base salary was effective January 1, 2018. The 2019 annual base salaries became effective January 1, 2019.

Name	2018 Annual Base Salary ($)	2019 Annual Base Salary ($)
Arthur O. Tzianabos, Ph.D.	500,000	537,600
Albert Seymour, Ph.D.	391,900	405,600
Tim Kelly	353,600	375,000

2018 Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual goals as approved by our board of directors. For 2018, bonuses were based on attaining corporate goals relating to product development, establishment of manufacturing processes, overall business development and fund raising and individual goals related to each named executive officer’s area of responsibility within the Company. The 2018 target bonus amounts, expressed as a percentage of annual base salary, of our named executive officers were 50% for Dr. Tzianabos, 40% for Dr. Seymour, and 35% for Mr. Kelly.

In December 2018, our board of directors met to review performance against the 2018 bonus goals and approved cash bonuses for the named executive officers in the amounts set forth in the Non-Equity Incentive Plan Compensation column of the 2018 “Summary Compensation Table” above.

In December 2018, our board of directors approved the target bonus amounts, expressed as a percentage of annual base salary, for 2019 for our named executive officers as follows: 55% for Dr. Tzianabos, 40% for Dr. Seymour, and 40% for Mr. Kelly.

Equity Compensation

We generally offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant, as determined by the board of directors. Initial stock option grants to newly hired employees generally vest as to 25% of the underlying shares on either the first anniversary of the date of grant or a specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the holder’s continued service with us. Since 2017, stock options granted from time to time as periodic awards to existing employees generally vest in 48 equal monthly installments on the first day of each calendar month following the vesting commencement date, subject to the holder’s continued service with us through the applicable vesting dates. Historically, our stock options have been intended to qualify as “incentive stock options” to the extent permitted under Internal Revenue Code of 1986, as amended, or the Code, and, prior to the completion of our IPO, allowed “early exercise” of an unvested option in exchange for shares or restricted stock subject to the same vesting schedule as the underlying stock option.

Prior to our IPO, we issued stock options under our 2015 Equity Incentive Plan, or the 2015 Plan. Effective on the effective date of the registration statement for our IPO, our board of directors adopted, and our stockholders approved, the 2018 Incentive Award Plan, referred to below as the 2018 Plan, to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and to enable our company to obtain and retain services of these individuals. Following effectiveness of the 2018 Plan, we ceased making grants under our 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.

In March 2018, in connection with our IPO, our named executive officers were granted the stock options under our 2018 Plan set forth in the table below. These stock options have exercise prices equal to the initial price to the public in our IPO and are subject to the standard vesting schedule for periodic awards described above.

Named Executive Officer	March 27, 2018 Stock Options Granted
Arthur O. Tzianabos, Ph.D.	92,376
Albert Seymour, Ph.D.	66,501
Tim Kelly	95,002

In December 2018, our named executive officers were granted the stock options set forth in the table below under our 2018 Plan. These stock options were granted with exercise prices equal to the fair market value of our common stock on the date of grant, as determined under the terms of our 2018 Plan, and are subject to the standard vesting schedule for periodic awards described above.

Named Executive Officer	December 14, 2018 Stock Options Granted
Arthur O. Tzianabos, Ph.D.	203,000
Albert Seymour, Ph.D.	74,000
Tim Kelly	66,000

Please refer to our Outstanding Equity Awards at 2018 Fiscal Year End table below for additional information regarding the stock options held by our named executive officers.

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full time employees. We provide matching contributions under the plan of 50% of the first 6% of each participant’s eligible compensation contributed. Employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions. Employer contributions vest over three years according to the employees’ years of service. We believe that providing a vehicle for tax deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our employee benefit plans and programs, which include medical, dental, and vision benefits, health spending accounts, and short- and long-term disability, accidental death and dismemberment, and life insurance, to the same extent as our other full-time employees generally, subject to the terms and eligibility requirements of those plans.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2018.

	Option Awards							Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Per Share Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Arthur O. Tzianabos, Ph.D.	4/1/2016	244,751	(1),(4)	217,384	(1),(4)	0.47	4/22/2026	—	—
	1/1/2018	117,925	(4),(5)	396,728	(4),(5)	6.63	12/7/2027	—	—
	3/27/2018	17,316	(5)	75,060	(5)	16.00	3/27/2028	—	—
	1/1/2019	—		203,000	(5)	24.28	12/14/2028	—	—
Albert Seymour, Ph.D.	—	—		—		—	—	71,330	1,594,939
	1/1/2018	17,502	(4),(5)	58,915	(4),(5)	6.63	12/7/2027	—	—
	3/27/2018	12,465	(5)	54,036	(5)	16.00	3/27/2028	—	—
	1/1/2019	—		74,000	(5)	24.28	12/14/2028	—	—
Tim Kelly	5/30/2017	15,037	(1),(4)	22,964	(1),(4)	2.89	9/8/2027	—	—
	1/1/2018	10,879	(1),(4)	36,621	(1),(4)	6.63	12/7/2027	—	—
	3/27/2018	17,812	(5)	77,190	(5)	16.00	3/27/2028	—	—
	1/1/2019	—		66,000	(5)	24.28	12/14/2028	—	—

(1)

Except as otherwise described below, stock options have a term of ten years from the grant date and vest and become exercisable as to 25% of the underlying shares on the first anniversary of the specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the named executive officer’s continued employment with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.

(2)

Represents shares of unvested restricted stock acquired by the named executive officer upon exercise of an unvested stock option. The remaining shares of restricted stock vest in equal monthly installments ending March 28, 2020, subject to the named executive officer’s continued employment with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.

(3)	Market value calculated using the closing price per share of our common stock on December 31, 2018 of $22.36.
(4)

Stock options granted to our named executive officers prior to 2018 permitted early exercise in exchange for restricted stock. As a result, all of such options were exercisable as of December 31, 2018. The number of shares for which each option is shown as being exercisable and unexercisable represent, respectively, the numbers shares for which each option was vested and unvested as of December 31, 2018.

(5)

Awards vest in 48 equal monthly installments based upon the executive's completion of each full month of service following the vesting commencement date, subject to the named executive officer’s continued employment with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements are for unspecified terms. Under their respective employment agreements, if we terminate Dr. Tzianabos, Dr. Seymour or Mr. Kelly without “cause” or he resigns for “good reason”, subject to his timely executing a release of claims and continued compliance with a separate restrictive covenant agreement, he is entitled to receive (i) base salary continuation for a period of nine months (or, for Dr. Tzianabos, 12 months), (ii) payment of all bonuses earned but unpaid as of the date of termination and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to nine months (or, for Dr. Tzianabos, 12 months), less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date.

If we terminate Dr. Tzianabos, Dr. Seymour or Mr. Kelly without “cause” or he resigns for “good reason,” in either case, on or within 12 months following a change in control, then, in lieu of the severance benefits described above, subject to his timely executing a release of claims, he is entitled to receive (i) an amount equal in cash equal to 1.0 times (or, for Dr. Tzianabos, 1.5 times) the sum of his base salary plus target annual bonus for the year of termination, (ii) payment of all bonuses earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months (or, for Dr. Tzianabos, 18 months), less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, and (iv) accelerated vesting of all unvested equity or equity-based awards that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Each of our named executive officers has agreed to refrain from competing with us or soliciting our employees, in each case, while employed and following his termination of employment for any reason for a period of 12 months.

For purposes of the employment agreements, “cause” generally means the named executive officer’s refusal to substantially perform the duties associated with his position with our company or to carry out the reasonable and lawful instructions of the board of directors concerning duties or actions consistent with his position, his breach of a material provision of the employment agreement which remains uncured (to the extent capable of cure) for a period of 30 days following written notice from our company, his conviction, plea of no contest or nolo contedere or imposition of unadjudicated probation for any felony or crime involving moral turpitude, his unlawful use (including being under the influence) or possession of illegal drugs on our premises or while performing his duties and responsibilities under the employment agreement, or his commission of any act of fraud, embezzlement, misappropriation, willful misconduct, or breach of fiduciary duty against us.

For purposes of the employment agreements, “good reason” generally means, subject to certain cure rights, the named executive officer’s termination of employment due to a reduction in salary or target bonus, a material decrease in authority or areas of responsibility, our company’s breach of any one or more of the material provisions of the employment agreement, or a relocation by our company of the named executive officer’s primary office to a location more than 25 miles from the named executive officer’s primary office on the date of the agreement.

Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by or paid to each of our non-employee directors during the year that ended December 31, 2018:

2018 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Steven Gillis, Ph.D.	34,250	252,162	286,412
Richard J. Gregory, Ph.D.	38,597	252,162	290,759
Kush M. Parmar, M.D., Ph.D.	62,792	252,162	314,954
Matthew R. Patterson	31,586	158,903	190,489
Mahendra G. Shah, Ph.D.	34,250	252,162	286,412
Mary Thistle	39,958	252,162	292,120
Cameron Wheeler, Ph.D.	34,250	252,162	286,412
(1)

Amounts reflect the full grant date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2018 by each non-employee director. None of our non-employee directors held unvested stock awards as of December 31, 2018.

Name	Options Outstanding
Steven Gillis, Ph.D.	31,160
Richard J. Gregory, Ph.D.	41,966
Kush M. Parmar, M.D., Ph.D.	31,160
Matthew R. Patterson	32,110
Mahendra G. Shah, Ph.D.	31,160
Mary Thistle	31,160
Cameron Wheeler, Ph.D.	31,160

Directors who are also our employees do not receive compensation for their service as directors. Historically, our directors other than Dr. Gregory have not received compensation for their service on our board of directors. For the portion of 2018 preceding our IPO, we paid Dr. Gregory a prorated retainer for his services on our board of directors at the rate of $25,000 annually. In March 2018, in connection with of our IPO, our board of directors approved the following grants of options to purchase shares of our common stock for our non-employee directors, effective March 27, 2018: Dr. Gillis: 31,160 shares; Dr. Gregory: 31,160 shares; Dr. Parmar, 31,160 shares; Dr. Shah, 31,160 shares; Ms. Thistle, 31,160 shares; Dr. Wheeler, 31,160 shares; and Mr. Patterson, 8,360 shares. The options have an exercise price equal to $16.00, the initial price to the public in our IPO, and vest in three equal installments beginning on the first anniversary of the effective date of grant.

In addition, as of our IPO, we maintain a compensation program for our non-employee directors under which each non-employee director receives the following amounts for their service on our board of directors:

•	an option to purchase 31,160 shares of our common stock upon the director’s initial election or appointment to our board of directors that occurs after our IPO,
•

if the director has served on our board of directors for at least six months as of the date of an annual meeting of stockholders, an option to purchase 15,580 shares of our common stock on the date of the annual meeting,

•	an annual director fee of $37,500, and
•	if the director serves on a committee of our board of directors or in the other capacities stated below, an additional annual fee as follows:
•	chairman of the board or lead independent director, $35,000,
•	chairman of the audit committee, $15,000,
•	audit committee member other than the chairman, $7,500,
•	chairman of the compensation committee, $10,000,
•	compensation committee member other than the chairman, $5,000,
•	chairman of the nominating and corporate governance committee, $7,500, and
•	nominating and corporate governance committee member other than the chairman, $4,000.

Stock options granted to our non-employee directors under the program have an exercise price equal to the fair market value of our common stock on the date of grant and expire not later than ten years after the date of grant. Stock options granted upon a director’s initial election or appointment vest in three equal installments on each of the first three anniversaries of the date of grant. Stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant. In addition, all unvested stock options vest in full upon the occurrence of a change in control.

Director fees under the program are payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment is prorated for any portion of a quarter that a director is not serving on our board and no fee is payable in respect of any period prior to our IPO.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders (1)	3,203,122	(2)	$10.47	(3)	2,250,906
Equity compensation plans not approved by security holders	—		—		—
Total	3,203,122		$10.47		2,250,906

(1)	Consists of the 2015 Incentive Plan, as amended (the “2015 Plan”), the 2018 Incentive Plan (the “2018 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).
(2)

Includes 1,819,985 outstanding options to purchase stock under the 2015 Plan and 1,383,137 outstanding options to purchase stock under the 2018 Plan. As of March 26, 2018, in connection with our initial public offering, no further grants are made under the 2015 Plan.

(3)

As of December 31, 2018, the weighted-average exercise price of outstanding options under the 2015 Plan was $3.78 and the weighted-average exercise price of outstanding options under the 2018 Plan was $19.27.

(4)

Includes 1,896,926 shares available for future issuance under the 2018 Plan and 353,980 shares available for issuance under the 2018 ESPP (of which 28,311 shares were issued with respect to the purchase period in effect as of December 31, 2018, which purchase period ended on February 28, 2019). The 2018 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s board of directors (but no more than 20,887,347 shares may be issued upon the exercise of incentive stock options), plus any shares that were subject to awards outstanding under the 2015 Plan as of the effective date of the 2018 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares. The number of shares available for issuance under the 2018 ESPP will be annually increased on January 1 of each calendar year beginning in 2019 and ending in and including 2028, by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our board of directors, provided that no more than 4,778,738 shares of our common stock may be issued under the 2018 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our Common Stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Common Stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 1, 2019, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 37,510,092 shares of Common Stock outstanding as of March 1, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 1, 2019 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is One Patriots Park, Bedford, MA 01730. We believe, based on information provided to us that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or Greater Stockholders
Entities affiliated with 5AM Ventures (1)	6,150,919	16.4%
Entities affiliated with ARCH Venture Fund (2)	6,068,695	16.2%
Entities affiliated with Deerfield (3)	5,227,035	13.9%
Novartis Institutes for BioMedical Research, Inc. (4)	1,979,226	5.3%
TLS Beta Pte. Ltd. (5)	3,220,293	8.6%
FMR LLC (6)	2,110,756	5.6%
JPMorgan Chase & Co. (7)	2,229,280	5.9%
Named Executive Officers and Directors
Arthur O. Tzianabos, Ph.D. (8)	687,605	1.8%
Tim Kelly (9)	62,891	*
Albert Seymour, Ph.D. (10)	274,746	*
Steven Gillis, Ph.D. (2)(11)	6,078,977	16.2%
Richard J. Gregory, Ph.D. (12)	20,866	*
Kush M. Parmar, M.D., Ph.D. (1)(13)	6,161,201	16.4%
Matthew R. Patterson (14)	10,177	*
Mahendra G. Shah, Ph.D. (15)	920,024	2.5%
Mary Thistle (16)	10,282	*
Cameron Wheeler, Ph.D. (17)	10,282	*
All executive officers and directors as a group (12 persons) (18)	14,604,576	38.1%

*Less than 1%

(1)

Based on a Schedule 13G filed with the SEC on February 13, 2019 and the Company's records. Consists of 5,904,884 shares of common stock held by 5AM Ventures IV, L.P. (“Ventures IV”), as to which Ventures IV has shared voting and dispositive power, and 246,035 shares of common stock held by 5AM Co-Investors IV, L.P. (“Co-Investors IV”), as to which Co-Investors IV has shared voting and dispositive power. 5AM Partners IV, LLC (“Partners IV”) is the sole general partner of Ventures IV and Co-Investors IV. Dr. John Diekman, Andrew J. Schwab and Dr. Scott M. Rocklage, are the managing members of Partners IV and, along with Partners IV, have shared voting and investment power over the shares beneficially owned by Ventures IV and Co-Investors IV. Kush M. Parmar, M.D., Ph.D., one of our directors, is an affiliate of Ventures IV. Each of Partners IV, Dr. Diekman, Mr. Schwab and Dr. Rocklage disclaim beneficial ownership of such shares except to the extent of its or their recurring interest therein. The address of all entities affiliated with 5AM Ventures is 501 2nd Street, Suite 350, San Francisco, CA 94107.

(2)

Based on a Schedule 13G filed with the SEC on February 14, 2019 and the Company's records. Consists of 4,871,868 shares of common stock held by ARCH Venture Fund VIII, L.P. (“ARCH Fund VIII”) and 1,196,827 shares of common stock held by ARCH Venture Fund VIII Overage, L.P. (“ARCH Fund Overage”). The sole general partner of ARCH Fund VIII is ARCH Venture Partners VIII, L.P. (“ARCH Partners VIII”), which may be deemed to beneficially own the shares held by ARCH Fund VIII. The sole general partner of ARCH Partners VIII and ARCH Fund Overage is ARCH Venture Partners VIII, LLC (“ARCH VIII LLC”), which has shared voting and dispositive power over the shares of common stock held by each of ARCH Fund VIII and ARCH Fund Overage. ARCH Partners VIII and ARCH VIII LLC disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The managing directors of ARCH VIII LLC are Keith L. Crandell, Clinton Bybee and Robert Nelsen, and they may be deemed to have shared voting and dispositive power over the shares of common stock held by ARCH Fund VIII and ARCH Fund Overage. Messrs. Crandell, Bybee and Nelsen disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Steven Gillis, M.D., Ph.D., one of our directors, is a managing director at ARCH Venture Partners. Director Steven Gillis owns an interest in ARCH Partners VIII but does not have voting or investment control over the shares held by ARCH Fund VIII, and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of ARCH Fund VIII and ARCH Fund Overage is 8755 West Higgins Road, Suite 1025, Chicago, Illinois 60631.

(3)

Based solely on a Schedule 13D filed with the SEC on April 6, 2018, Deerfield Mgmt III, L.P. and Deerfield Private Design Fund III, L.P. each has shared voting and dispositive power over 2,613,517 shares of common stock, Deerfield Mgmt, L.P. and Deerfield Partners, L.P. each has shared voting and dispositive power over 625,000 shares of common stock, Deerfield Healthcare Innovations Fund, L.P. and Deerfield Mgmt HIF, L.P. each has shared voting and dispositive power over 1,988,518, shares of common stock, and Deerfield Management Company, L.P. and James E. Flynn each has shared voting and dispositive power over 5,227,035 shares of common stock. Deerfield Mgmt III, L.P. is the general partner of Deerfield Private Design Fund III, L.P., and Deerfield Mgmt HIF, L.P. is the general partner of Deerfield Healthcare Innovations Fund, L.P. Deerfield Management Company, L.P. is the investment manager of each of Deerfield Private Design Fund III, L.P. and Deerfield Healthcare Innovations Fund, L.P. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt III, L.P., Deerfield Mgmt HIF, L.P., and Deerfield Management Company, L.P. The address of Deerfield Healthcare Innovations Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Mgmt III, L.P., Deerfield Partners, L.P., Deerfield Mgmt, L.P., Deerfield Mgmt HIF, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn is 780 Third Avenue, 37th Floor, New York, New York.

(4)

Based solely on a Schedule 13G filed with the SEC on February 4, 2019. Consists of 1,979,226 shares of common stock held by Novartis Institutes for BioMedical Research, Inc. (“Novartis”). Novartis is an indirect wholly-owned subsidiary of, and controlled by, Novartis AG. Novartis and Novartis AG each have shared voting and dispositive power over all shares of common stock beneficially owned. The address for Novartis is 250 Massachusetts Avenue, Cambridge, MA 02139.

(5)

Based solely on a Schedule 13G filed with the SEC on April 11, 2018, Temasek Holdings (Private) Limited, Fullerton Management Pte Ltd and Temasek Life Sciences Private Limited each has shared voting and dispositive power over 3,220,293 shares of common stock, V-Sciences Investments Pte Ltd has shared voting and dispositive power over 625,000 shares of common stock, and TLS Beta Pte. Ltd. has shared voting and dispositive power over 2,595,293 shares of common stock. The principal business address of Temasek Holdings (Private) Limited, Fullerton Management Pte Ltd, Temasek Life Sciences Private Limited, V-Sciences Investments Pte Ltd and TLS Beta Pte. Ltd. is 60B Orchard Road #06-18 Tower 2, The Atrium@Orchard, Singapore 238891.

(6)

Based solely on a Schedule 13G filed with the SEC on February 13, 2019, FMR LLC has sole voting power over 707,286 shares of common stock and sole dispositive power over 2,110,756 shares of common stock. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act ("Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(7)

Based solely on a Schedule 13G filed with the SEC on January 10, 2019, JPMorgan Chase & Co. has sole voting power over 1,889,576 shares of common stock and sole dispositive power over 2,229,280 shares of common stock. The report was filed by JPMorgan Chase & Co. on behalf of itself and its wholly owned subsidiaries, J.P. Morgan Investment Management Inc. and JPMorgan Chase Bank, National Association. The address of JPMorgan Chase & Co. is 270 Park Avenue, New York, NY 10017.

(8)	Includes options to purchase 497,600 shares of common stock that are or will be immediately exercisable by Dr. Tzianabos within 60 days of March 1, 2019.
(9)	Consists of options to purchase 62,891 shares of common stock that are or will be immediately exercisable by Mr. Kelly within 60 days of March 1, 2019.
(10)	Includes options to purchase 46,496 shares of common stock that are or will be immediately exercisable by Dr. Seymour within 60 days of March 1, 2019.
(11)	Includes options to purchase 10,282 shares of common stock that are or will be immediately exercisable by Dr. Gillis within 60 days of March 1, 2019.
(12)	Consists of options to purchase 20,866 shares of common stock that are or will be immediately exercisable by Dr. Gregory within 60 days of March 1, 2019.
(13)	Includes options to purchase 10,282 shares of common stock that are or will be immediately exercisable by Dr. Parmar within 60 days of March 1, 2019.
(14)	Consists of options to purchase 10,177 shares of common stock that are or will be immediately exercisable by Mr. Patterson within 60 days of March 1, 2019.

(15)

Based solely on a Form 4/A filed with the SEC on May 16, 2018, and consists of 909,742 shares of common stock held by Vivo Panda Fund, L.P. (“Vivo LP”). Vivo Panda, LLC (“Vivo LLC”) is the sole general partner of Vivo LP. Mahendra G. Shah, Ph.D., one of our directors, is a managing member of Vivo LLC and has shared voting and investment power over the shares beneficially owned by Vivo LP. Each of Vivo LLC and Dr. Shah disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address of all entities affiliated with Vivo LP is 505 Hamilton Street, Suite 207, Palo Alto, CA 94301. Includes options to purchase 10,282 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2019.

(16)	Includes options to purchase 10,282 shares of common stock that are or will be immediately exercisable by Ms. Thistle within 60 days of March 1, 2019.
(17)	Includes options to purchase 10,282 shares of common stock that are or will be immediately exercisable by Dr. Wheeler within 60 days of March 1, 2019.
(18)	Includes options to purchase 818,258 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. The following includes a summary of transactions since January 1, 2018, or any currently proposed transaction, in which we were or are to be a participant, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Novartis Collaboration and License Agreement

In November 2017, we entered into a collaboration and license agreement with Novartis, which beneficially owns approximately 5.3% of our common stock. The Company recognized revenue of $3.7 million for the year ended December 31, 2018 under the agreement with Novartis. For more information regarding the agreement with Novartis, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Employment Agreements

We have entered into employment agreements with our named executive officers. For more information regarding these agreements, see Item 11. Executive Compensation—Narrative Disclosure to Compensation Tables—Employment Agreements.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Director Independence

Steven Gillis, Ph.D., Richard J. Gregory, Ph.D., Kush M. Parmar, M.D., Ph.D., Matthew R. Patterson, Mahendra G. Shah, Ph.D., Mary Thistle and Cameron Wheeler, Ph.D. each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Dr. Gillis, Dr. Parmar and Dr. Wheeler are affiliated with certain of our significant stockholders. Arthur O. Tzianabos, Ph.D. is not independent because he is the President and Chief Executive Officer of Homology. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2018	2017
Audit Fees	$395	$204
Audit-Related Fees	802	—
Tax Fees	12	12
All Other Fees	2	—
Total	$1,211	$216

Audit Fees

Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements, including for assurance reporting on our historical financial information included in our SEC registration statement in connection with our initial public offering.

Tax Fees

Tax fees consist of fees for tax compliance, tax advice, and tax planning services.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Deloitte & Touche LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Deloitte & Touche LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Deloitte & Touche LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-40 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/18
3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.2	4/3/18
4.1	Amended and Restated Investors’ Rights Agreement, dated July 28, 2017, by and among Homology Medicines, Inc. and the investors named therein	S-1	333-223409	4.1	3/2/18
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-223409	4.2	3/19/18
10.1#	2015 Stock Incentive Plan, as amended, and forms of agreements thereunder	S-1/A	333-223409	10.1	3/19/18
10.2#	2018 Incentive Award Plan, and forms of awards thereunder	S-1/A	333-223409	10.2	3/19/18
10.3#	2018 Employee Stock Purchase Plan	S-1/A	333-223409	10.3	3/19/18
10.4#	2018 Employee Stock Purchase Plan – Offering Document	10-Q	001-38433	10.1	11/13/18
10.5#	Non-Employee Director Compensation Program	S-1/A	333-223409	10.4	3/19/18
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-223409	10.5	3/19/18
10.7	Lease Agreement, dated August 31, 2016, between Homology Medicines, Inc. and ARE-MA Region No. 24, LLC	S-1	333-223409	10.5	3/2/18
10.8	Lease Agreement, dated December 21, 2017, between Homology Medicines, Inc. and Bedford Patriots Park, LLC	S-1	333-223409	10.6	3/2/18
10.9#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Siyamak (Sam) Rasty	S-1/A	333-223409	10.11	3/19/18
10.10#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Albert Seymour	S-1/A	333-223409	10.12	3/19/18
10.11#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Bradford Smith	S-1/A	333-223409	10.13	3/19/18

10.12#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Arthur Tzianabos, Ph.D.	S-1/A	333-223409	10.14	3/19/18
10.13#	Employment Agreement, dated April 2, 2018, by and between Homology Medicines, Inc. and Tim Kelly					*
10.14†	Collaboration and License Agreement, dated November 6, 2017, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	S-1/A	333-223409	10.15	3/23/18
10.15†	Exclusive License Agreement, dated April 28, 2016, between Homology Medicines, Inc. and City of Hope	S-1/A	333-223409	10.16	3/19/18
10.16.1†	License Agreement, dated September 14, 2016, between Homology Medicines, Inc. and California Institute of Technology	S-1/A	333-223409	10.17.1	3/19/18
10.16.2†	First Amendment to License Agreement, dated May 16, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.2	3/2/18
10.16.3†	Letter Agreement, dated November 14, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.3	3/2/18
21.1	Subsidiaries of Homology Medicines, Inc.	S-1	333-223409	21.1	3/2/18
23.1	Consent of Deloitte & Touche LLP					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 12, 2019	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arthur O. Tzianabos, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2019
Arthur O. Tzianabos, Ph.D.

/s/ W. Bradford Smith	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	March 12, 2019
W. Bradford Smith

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman of the Board of Directors	March 12, 2019
Kush M. Parmar, M.D., Ph.D.

/s/ Steven Gillis, Ph.D.	Director	March 12, 2019
Steven Gillis, Ph.D.

/s/ Richard J. Gregory, Ph.D.	Director	March 12, 2019
Richard J. Gregory, Ph.D.

/s/ Matthew R. Patterson	Director	March 12, 2019
Matthew R. Patterson

/s/ Mahendra G. Shah, Ph.D.	Director	March 12, 2019
Mahendra G. Shah, Ph.D.

/s/ Mary Thistle	Director	March 12, 2019
Mary Thistle

/s/ Cameron Wheeler, Ph.D.	Director	March 12, 2019
Cameron Wheeler, Ph.D.

HOMOLOGY MEDICINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Homology Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Homology Medicines, Inc. and its subsidiary (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 12, 2019

We have served as the Company's auditor since 2017.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,220	$51,575
Short-term investments	176,517	78,084
Prepaid expenses and other current assets	6,948	1,945
Total current assets	221,685	131,604
Property and equipment, net	35,637	3,154
Deferred offering costs	—	1,000
Restricted cash	1,772	1,772
Total assets	$259,094	$137,530
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$15,732	$2,538
Accrued expenses and other liabilities	5,040	2,860
Deferred rent	977	123
Deferred revenue	3,684	3,341
Total current liabilities	25,433	8,862
Non-current liabilities:
Deferred rent, net of current portion	9,470	291
Deferred revenue, net of current portion	29,474	30,069
Total liabilities	64,377	39,222
Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; 62,304,354 shares authorized; 62,269,144 shares issued and outstanding and aggregate liquidation preference of $44,211 as of December 31, 2017	—	42,994
Series B convertible preferred stock, $0.0001 par value; 64,930,561 shares authorized, issued and outstanding and aggregate liquidation preference of $93,500 as of December 31, 2017	—	94,768
Total convertible preferred stock	—	137,762
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2018 and no shares authorized as of December 31, 2017; no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 and 170,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 37,509,815 and 2,902,109 shares issued as of December 31, 2018 and 2017, respectively; and 37,358,526 and 2,637,011 shares outstanding as of December 31, 2018 and 2017, respectively	3	—
Additional paid-in capital	292,187	800
Accumulated other comprehensive loss	(77)	(73)
Accumulated deficit	(97,396)	(40,181)
Total stockholders’ equity (deficit)	194,717	(39,454)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$259,094	$137,530

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017
Collaboration revenue	$3,684	$—
Operating expenses:
Research and development	47,948	21,378
General and administrative	17,300	8,279
Total operating expenses	65,248	29,657
Loss from operations	(61,564)	(29,657)
Other income (expense):
Changes in fair value of convertible preferred stock tranche liability	—	(876)
Interest income	4,349	542
Total other income (expense)	4,349	(334)
Net loss and net loss attributable to common stockholders-basic and diluted	$(57,215)	$(29,991)
Net loss per share attributable to common stockholders-basic and diluted	$(2.00)	$(12.10)
Weighted average common shares outstanding-basic and diluted	28,551,807	2,479,432

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017
Net loss	$(57,215)	$(29,991)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale securities, net	(4)	(73)
Total other comprehensive loss	(4)	(73)
Comprehensive loss	$(57,219)	$(30,064)

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Convertible Preferred Stock $0.0001 Par Value Series A		Convertible Preferred Stock $0.0001 Par Value Series B		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2016	33,395,907	17,392	—	—	2,121,156	$—	$298	$—	$(10,190)	$(9,892)
Issuance of Series A convertible preferred stock, net of issuance costs	28,873,237	20,479	—	—	—	—	—	—	—	—
Reclassification of tranche liability upon issuance of convertible preferred stock	—	5,123	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	64,930,561	93,101	—	—	—	—	—	—
Allocation of collaboration proceeds to carrying value of Series B convertible preferred stock	—	—	—	1,667	—	—	—	—	—	—
Vesting of common stock from option exercise	—	—	—	—	483,200	—	225	—	—	225
Vesting of founders restricted common stock	—	—	—	—	32,655	—	21	—	—	21
Stock-based compensation	—	—	—	—	—	—	256	—	—	256
Other comprehensive loss	—	—			—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	—	—	(29,991)	(29,991)
Balance at December 31, 2017	62,269,144	42,994	64,930,561	94,768	2,637,011	—	800	(73)	(40,181)	(39,454)
Conversion of convertible preferred stock into common stock upon initial public offering	(62,269,144)	(42,994)	(64,930,561)	(94,768)	24,168,656	2	137,760	—	—	137,762
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	—	—	10,350,000	1	150,842	—	—	150,843
Vesting of common stock from option exercises	—	—	—	—	129,959	—	75	—	—	75
Issuance of common stock from option exercises	—	—	—	—	72,900	—	87	—	—	87
Stock-based compensation	—	—	—	—	—	—	2,623	—	—	2,623
Other comprehensive loss	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(57,215)	(57,215)
Balance at December 31, 2018	—	$—	—	$—	37,358,526	$3	$292,187	$(77)	$(97,396)	$194,717

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(57,215)	$(29,991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,289	684
Stock-based compensation expense	2,623	277
Accretion on short-term investments	(1,589)	(85)
Loss on disposal of property and equipment	127	—
Change in fair value associated with convertible preferred stock tranche liability	—	876
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(5,003)	(1,463)
Accounts payable	4,383	1,720
Accrued expenses and other liabilities	3,042	864
Deferred revenue	(252)	33,411
Deferred rent	10,033	186
Net cash (used in) provided by operating activities	(42,562)	6,479
Cash flows from investing activities:
Purchases of short-term investments	(245,328)	(78,071)
Maturities of short-term investments	148,480	—
Purchases of property and equipment	(24,939)	(1,958)
Changes in restricted cash	—	(1,497)
Net cash used in investing activities	(121,787)	(81,526)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of discounts and issuance costs	150,843	—
Proceeds from issuance of common stock from option exercises	87	—
Proceeds from issuance of restricted common stock	64	—
Repurchase of unvested common stock	—	(17)
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	20,479
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	94,768
Net cash provided by financing activities	150,994	115,230
Net change in cash and cash equivalents	(13,355)	40,183
Cash and cash equivalents, beginning of period	51,575	11,392
Cash and cash equivalents, end of period	$38,220	$51,575
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A convertible preferred stock into common stock upon initial public offering	$42,994	$—
Conversion of Series B convertible preferred stock into common stock upon initial public offering	$94,768	$—
Reclassification of liability for common stock vested	$75	$225
Property and equipment additions included in accounts payable	$9,127	$167
Deferred offering costs included in accrued expenses	$—	$1,000
Reclassification of tranche liability upon issuance of convertible preferred stock	$—	$5,123

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Homology Medicines, Inc. (the “Company”) is a pre-clinical stage biopharmaceutical company dedicated to translating proprietary gene editing and gene therapy technology into novel treatments for patients with rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. The Company was founded in March 2015 as a Delaware corporation. Its principal offices are in Bedford, Massachusetts.

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

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through December 31, 2018, the Company has financed its operations primarily through the public offering of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis (see Note 16). During the year ended December 31, 2018, the Company incurred a net loss of $57.2 million and as of December 31, 2018, has $97.4 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

Management believes that existing cash, cash equivalents and short-term investments will allow the Company to continue its operations through the end of 2020. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of the Company and Homology Medicines Securities Corporation, a wholly owned Massachusetts corporation, for the sole purpose of buying, selling, and holding securities on the Company’s behalf. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, accrued research and development expenses, useful lives assigned to property and equipment, as well as the fair values of common stock, convertible preferred stock and convertible preferred stock tranche liability. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Comprehensive Income (Loss) —Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments.

Cash and Cash Equivalents—Cash and cash equivalents consist of standard checking accounts, money market accounts and certain investments. The Company considers all highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less to be cash equivalents.

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses, reported within accumulated other comprehensive income as a separate component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense), net.

Restricted Cash—The Company had restricted cash of $1.8 million as of December 31, 2018 and 2017, which represents cash serving as collateral for letters of credit issued for security deposits for the Company’s facility leases in Bedford, Massachusetts.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and restricted cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. We believe that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. We regularly invest excess cash with major financial institutions in money market funds, U.S. government and corporate debt securities and commercial paper, all of which can be readily purchased and sold using established markets. As of December 31, 2018, the Company’s cash and cash equivalents were held with two financial institutions. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Deferred Offering Costs—The Company capitalized incremental legal, professional accounting and other third-party fees that were directly associated with its planned IPO as other non-current assets until the IPO was consummated. After consummation of the IPO, these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Guarantees and Indemnifications—As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2018, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

Property and Equipment—Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any resulting gain or loss is included in the determination of net loss. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Computer equipment and software	3 years
Laboratory equipment and office furniture	5 years
Leasehold improvements	Shorter of the lease term or estimated useful life

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have been recognized for these assets.

Derivative Instruments—The Company determined that its obligation to issue, and the Company’s investors’ obligation to purchase, additional shares of Series A convertible preferred stock in the second of two tranches represented a freestanding financial instrument. The freestanding tranche liability was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the statements of operations at each period end while such instruments were outstanding. The liability was valued using an income approach, specifically the discounted cash flow method. On February 10, 2017, the Company issued 28,873,237 shares of Series A Preferred Stock at $0.71 per share upon the achievement of certain development milestones, resulting in net proceeds of $20.5 million. Accordingly, the convertible preferred stock tranche liability was re-measured at fair value on February 10, 2017 using an income approach and then derecognized with a corresponding amount recorded to Series A Preferred Stock. The Company had no liability related to the convertible preferred stock as of December 31, 2017 or December 31, 2018.

Research and Development Costs—Research and development costs are charged to expense as incurred. Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid expense or accrued research and development expense.

Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Since inception, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets has not been determined to be more likely than not.

Segment Information—Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is dedicated to translating proprietary gene editing and gene therapy technology into novel treatments for patients with rare genetic diseases. All of the Company’s tangible assets are held in the United States.

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

In November 2017, the Company entered into a collaboration and license agreement for research, development, manufacturing and commercialization of products using the Company’s gene editing technology for the treatment of certain diseases (see Note 16). Consideration the Company may receive under the collaboration and license agreement include upfront nonrefundable payments, payments for research and manufacturing activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

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

Stock-based Compensation—The Company recognizes compensation expense for awards to employees based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. Stock-based awards granted to nonemployees are initially recorded at fair value and are re-measured at each reporting period as the awards vest and expense is recognized over the period the services are provided.

The purchase price of common stock under the Company’s employee stock purchase plan (“ESPP”) is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the look-back provision under the ESPP is calculated using the Black-Scholes option pricing model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

Fair Value Measurements—Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Net Loss per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net loss per share was calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s convertible preferred stock contained participation rights in any dividend paid by the Company and was deemed to be a participating security. Net loss attributable to common stockholders and participating preferred shares was allocated to each share on an as-

converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”), which will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. This new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This will require companies to use more judgement and make more estimates than under current guidance. The new standard and the subsequent amendments will be effective for the Company beginning on January 1, 2019.

The Company has substantially completed its evaluation of the impact of the adoption of ASU 2014-09 on the consolidated financial statements. Under ASU 2014-09, with respect to the Company’s collaboration with Novartis, the Company expects to account for the (1) research, development and commercialization and manufacturing licenses, (2) the research activities performed by us, (3) service on the joint committees and (4) manufacturing during the research and development terms as a single performance obligation, which is consistent with the accounting under the existing standard. The Company expects to recognize revenue from this collaboration using the cost-to-cost method, whereby the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected. Significant judgment is required in making estimates of total expected costs to complete the single performance obligation over the performance period. Revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The estimated transaction price will include variable consideration for milestone payments, however such milestone payments will remain fully constrained as of the adoption date as it is not probable at this time that the Company will achieve those milestones. The estimate of total costs expected and the estimate of variable consideration to be included in the transaction price will be updated at each reporting date. The cumulative effect of revisions to these estimates will be recorded in the period in which changes are identified.

Under the new standard, the Company expects to recognize revenue from its collaboration agreement with Novartis earlier during the performance period as a result of applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under the existing standard.

The Company plans to adopt the new standard using the full retrospective method, and thus will apply the new standard retrospectively to each prior reporting period. As a result, the Company expects an increase to collaboration revenue for the year ended December 31, 2018 of approximately $1.5 to $2.0 million, with a corresponding decrease to deferred revenue. The impact to the year ended December 31, 2017 is insignificant.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company beginning January 1, 2019, with early application permitted. The new Standard must be applied retrospectively to all periods presented. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities in the balance sheet. ASU No. 2016-02 is effective for the Company beginning January 1, 2020 with early application permitted. The new standard provides for a modified retrospective application. The Company is evaluating the impact adoption of this standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for the Company beginning January 1, 2020. Early application of this standard is permitted however companies may not apply this standard earlier than the application of ASU 2014-09. The Company is evaluating the impact adoption of this standard will have on its consolidated financial statements.

3. CASH AND CASH EQUIVALENTS

From time to time, the Company may have cash balances in financial institutions in excess of federal deposit insurance limits. The Company has never experienced any losses related to these balances. The Company considers only those investments that are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2018	2017
	(in thousands)
U.S. Treasury securities	$35	$—
Cash	471	7,393
Commercial paper	5,974	—
Money market funds	31,740	44,182
Total cash and cash equivalents	$38,220	$51,575

4. SHORT-TERM INVESTMENTS

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate debt securities and assets-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value. Unrealized gains or losses on investments are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity (deficit), on the Company’s consolidated balance sheets.

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$31,740	$—	$—	$31,740
Asset-backed securities	19,541	—	(21)	19,520
Commercial paper	78,571	—	—	78,571
Corporate debt securities	54,511	—	(50)	54,461
U.S. Treasury securities	29,980	—	(6)	29,974
Total	$214,343	$—	$(77)	$214,266

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$44,182	$—	$—	$44,182
Asset-backed securities	7,428	—	(6)	7,422
Commercial paper	34,882	—	—	34,882
Corporate debt securities	26,906	—	(50)	26,856
U.S. Treasury securities	8,941	—	(17)	8,924
Total	$122,339	$—	$(73)	$122,266

As of December 31, 2018, the Company does not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as it has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the years ended December 31, 2018 and 2017. The contractual maturity dates of all of the Company’s investments are less than one year.

5. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31,
	2018	2017
	(in thousands)
Laboratory equipment	$9,309	$3,714
Computers and purchased software	248	253
Furniture and fixtures	1,066	51
Leasehold improvements	24,520	34
Assets not yet in service	2,602	—
Property and equipment, at cost	37,745	4,052
Less accumulated depreciation and amortization	(2,108)	(898)
Property and equipment—net	$35,637	$3,154

Depreciation expense for the years ended December 31, 2018 and 2017 was approximately $1.3 million and $0.7 million, respectively. The Company disposed of approximately $0.1 million of property and equipment, net during the year ended December 31, 2018, primarily related to laboratory equipment no longer in use. There were no disposals during the year ended December 31, 2017. Leasehold improvements as of December 31, 2018 consist primarily of costs associated with the buildout of the Company’s new research and development, manufacturing and general office space in Bedford, Massachusetts, which the Company occupied as of December 31, 2018. Assets not yet in service consists of manufacturing equipment and furniture purchased for the new space that was not in service as of December 31, 2018.

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	December 31, 2018	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$31,740	$31,740	$—	$—
Commercial paper	5,974	—	5,974	—
U.S. Treasury securities	35	35	—	—
Total cash equivalents	$37,749	$31,775	$5,974	$—
Short-term investments:
Asset-backed securities	$19,520	$—	$19,520	$—
Commercial paper	72,597	—	72,597	—
Corporate debt securities	54,461	—	54,461	—
U.S. Treasury securities	29,939	—	29,939	—
Total short-term investments	$176,517	$—	$176,517	$—
Total financial assets	$214,266	$31,775	$182,491	$—

Description	December 31, 2017	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$44,182	$44,182	$—	$—
Total cash equivalents	$44,182	$44,182	$—	$—
Short-term investments:
Asset-backed securities	$7,422	$—	$7,422	$—
Commercial paper	34,882	—	34,882	—
Corporate debt securities	26,856	—	26,856	—
U.S. Treasury securities	8,924	—	8,924	—
Total short-term investments	$78,084	$—	$78,084	$—
Total financial assets	$122,266	$44,182	$78,084	$—

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

The convertible preferred stock tranche liability, which was derecognized in February 2017 (see Note 11), was stated at fair value and was measured using a Level 3 input because the fair value measurement was based, in part, on significant inputs not observed in the market.

The reconciliations of changes in the fair value of financial instruments based on Level 3 inputs for the year ended December 31, 2017 consisted of:

(in thousands)
Fair value as of January 1, 2017	$4,247
Change in fair value of convertible preferred stock tranche liability	876
Reduction in tranche liability due to preferred stock issuance	(5,123)
Fair value as of December 31, 2017	$—

The Company had no liability related to the convertible preferred stock as of December 31, 2018. There were no transfers between fair value measure levels during the years ended December 31, 2018 and 2017.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued compensation and benefits	$3,370	$1,435
Accrued research and development expenses	1,059	182
Accrued professional fees	195	1,120
Accrued unvested common stock subject to repurchase	112	123
Accrued other	304	—
Total accrued expenses and other liabilities	$5,040	$2,860

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—In September 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expires in October 2021, with an option for an additional three-year term. In addition to the leased space, the Company has certain rights to expand the lease to include certain adjacent property. As of December 31, 2018, no expansion rights had been exercised. On August 13, 2018, the Company entered into a sublease agreement for the entire leased premises, with a related party. The rent commencement date of the sublease was December 2018, and the sublease will terminate on the scheduled termination date of the original lease. Under the terms of the sublease, the subtenant is obligated to pay the Company aggregate base rent of approximately $2.7 million over the term of the sublease in addition to a passthrough of operating expenses and real estate taxes charged by the landlord. The Company did not record a loss on the sublease as future payments to its landlord were not materially different from future rent payments expected from the subtenant over the term of the sublease.

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. Rent is due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet will start in March 2019. The initial annual base rent is $39.50 per square foot and will increase by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

Future minimum lease payments, net of anticipated sublease payments, as of December 31, 2018 are as follows:

Amount
For the Years Ending December 31,	(in thousands)
2019	$2,537
2020	2,755
2021	2,758
2022	2,928
2023	3,016
Thereafter	10,161
Total future minimum lease payments	$24,155

The lease agreement entered into in December 2017 allows for a tenant improvement allowance not to exceed $10.9 million to be applied to the total cost of tenant improvements to the leased premises. The tenant improvement allowance must be used on or before August 31, 2019 or it will be deemed forfeited with no further obligation by the landlord. Tenant improvement allowances due or received are recorded as deferred rent incentives on the Company’s consolidated balance sheets and are recognized as a reduction to rent expense over the term of the lease. As of December 31, 2018, deferred rent incentives totaled $8.0 million.

Rent expense, net of amortization of the deferred rent incentive, for the years ended December 31, 2018 and 2017 was $2.7 million and $0.9 million, respectively. The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.8 million as of December 31, 2018 and 2017, in conjunction with its current leases.

9. LICENSE AGREEMENTS

City of Hope

In April 2016, the Company entered into a license agreement with City of Hope (“COH”), an academic research and medical center. The license term extends until the last to expire patent, unless terminated earlier by either party under certain provisions. The Company is required to pay an annual license fee of $25,000, reimburse COH for patent costs incurred, pay amounts up to $3.2 million upon the achievement of certain development and commercialization milestones for each product under the license, pay royalties on future sales in the low single- digits and royalties on sublicense revenue in the low double-digits, if any.

As a result of the execution of the Collaboration Agreement with Novartis (see Note 16), the Company paid $4.5 million to COH in December 2017, under the terms of the license agreement.

In May 2015, the Company entered into a sponsored research agreement with COH with a goal to identify potential treatments for diseases in humans. The agreed upon commitment for research and development services is for up to $1.1 million which continues through 2019. Under this agreement, the Company has recorded $0.1 million in research and development expense for each of the years ended December 31, 2018 and 2017.

The Company’s future contractual obligation under the sponsored research agreement is $0.6 million as of December 31, 2018.

California Institute of Technology

In September 2016, the Company entered into a co-exclusive license agreement with the California Institute of Technology (“Caltech”), an academic research institute. The license term extends until the expiration, revocation, invalidation or unenforceability of the licensed patent rights. The Company is required to pay an annual minimal royalty fee of $20,000, reimburse for patent costs incurred, pay an amount up to $7.2 million upon the achievement of certain development and regulatory milestones and pay royalties on future sales in the low single-digits and royalties on sublicense revenue in the mid to high single-digits, if any.

As a result of the execution of the Collaboration Agreement with Novartis (see Note 16), the Company paid $0.1 million to Caltech in December 2017, under the terms of the license agreement.

10. INCOME TAXES

A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2018	2017
Federal statutory rate	21.0%	34.0%
Tax credits	17.7%	4.8%
State taxes, net of federal tax benefit	5.5%	5.0%
Change in tranche liability	—%	(1.0%)
Non-deductible expenses	(0.3%)	(1.8%)
Impact of federal rate change	—%	(15.2%)
Change in valuation allowance	(43.9%)	(25.8%)
Effective income tax rate	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$14,848	$9,180
R&D credits	12,506	1,776
Deferred revenue	8,159	—
Deferred rent	2,854	113
Capitalized R&D costs	1,375	1,362
Equity compensation	443	27
Accrued expense and other	115	196
Total deferred tax assets	40,300	12,654
Deferred tax liabilities:
Depreciation	(2,680)	(166)
Total deferred tax liabilities	(2,680)	(166)
Valuation allowance	(37,620)	(12,488)
Net deferred taxes	$—	$—

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”) tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% down to 21% starting on January 1, 2018. As a result of the enacted law, the Company was required to revalue its deferred tax assets and liabilities at the 21% rate as of December 22, 2017.

The Company has no income tax expense due to the operating loss incurred for the years ended December 31, 2018 and 2017. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not.

At December 31, 2018, the Company has $52.4 million and $46.6 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2038. Included in the federal net operating loss of $52.4 million is $21.3 million that can be carried forward indefinitely. At December 31, 2018, the Company has $2.5 million and $3.5 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2038. At December 31, 2018, the Company has $7.3 million of orphan drug credit carryforwards that expire at various dates through 2038. The valuation allowance increased in 2018 and 2017 by $25.1 million and $7.7 million, respectively, due to the increase in the deferred tax assets by the same amounts, primarily due to the net operating loss carryforwards and research and development tax credits not utilized.

For all years through December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s consolidated financial statements.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and because there could be additional changes in control in the future. As a result, the Company is not able to estimate the effect a change in control would have, if any, on the Company’s ability to utilize its net operating loss and research and development credit carryforwards in the future.

The Company files tax returns in the United States and Massachusetts. All tax years since inception remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

As of December 31, 2018, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2018 and 2017.

11. CONVERTIBLE PREFERRED STOCK

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

Prior to the IPO, the Company had financed its operations primarily through the sales of preferred stock and through funding from a collaboration partner. In December 2015, the Company authorized the sale and issuance of up to 62,269,145 shares of Series A preferred stock. The Series A preferred financing was structured to close in two tranches. The first tranche closed on December 22, 2015 with the issuance of 28,873,237 shares at $0.71 per share resulting in gross cash proceeds of $20.5 million. Issuance costs totaled $0.1 million. As part of the closing on December 22, 2015, the Company also issued 4,522,670 shares of Series A in connection with the conversion of notes payable to investors that were originally issued in 2015.

The investors in the first tranche were granted the right to purchase an additional 28,873,237 shares of Series A preferred stock to be offered in the second tranche at $0.71 per share. The Company determined that the right of the investors to purchase Series A preferred stock in the second tranche met the definition of a freestanding financial instrument and therefore was recognized as a liability at fair value until the tranche right was exercised in February 2017.

Upon the first tranche closing, the Company recognized a liability of $6.2 million for the fair value of the convertible preferred stock tranche liability representing the future obligation. The convertible preferred stock tranche liability was re-measured with a fair value of $5.1 million as of February 9, 2017. The fair value of the convertible preferred stock tranche liability was determined using an option pricing model with the following assumptions:

February 9, 2017
Probability of milestone closing	99.9%
Expected years closing	0.0
Discount rate	1.0%
Risk-free interest rate	0.84%
Expected dividend yield	0.0%

The Company adjusted the carrying value of the convertible preferred stock tranche liability to its estimated fair value at each reporting date and upon issuance of the second tranche of Series A preferred stock on February 10, 2017, recognizing the changes in fair value in other income (expense) in the consolidated statement of operations. During the year ended December 31, 2017, the Company recognized total other income (expense) of $(0.9) million related to changes in the fair value of the convertible preferred stock tranche liability.

On February 10, 2017, the Company issued 28,873,237 shares of Series A preferred stock at $0.71 per share for gross proceeds of $20.5 million. Issuance costs were less than $0.1 million. Accordingly, the convertible preferred stock tranche liability was re-measured at fair value and then derecognized with a corresponding amount of $5.1 million reclassified to Series A preferred stock.

On July 28, 2017, the Company authorized the sale of 64,930,561 shares of Series B convertible preferred stock and issued 57,986,116 shares of Series B convertible preferred stock at $1.44 per share, for gross proceeds of $83.5 million upon closing. Total issuance costs were $0.4 million. All holders of Series A convertible preferred stock participated in the Series B issuance along with new investors.

On November 6, 2017, the Company entered into a Collaboration and License Agreement with Novartis for the development and commercialization of products using the Company’s gene editing technology for the treatment of certain ophthalmic targets and sickle cell disease (see Note 16). Under the terms of the Collaboration Agreement, Novartis invested $10.0 million to purchase 6,944,445 shares of Series B convertible preferred stock. The difference between the cash proceeds received from Novartis for the purchase of Series B preferred stock and the $11.7 million estimated fair value of the Series B at the time of purchase was allocated from the collaboration proceeds to Series B preferred stock.

12. STOCKHOLDERS’ EQUITY

Common Stock—Voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock.

Voting—Each holder of outstanding shares of common stock are entitled to one vote in respect of each share. The holders of outstanding shares of common stock, voting together as a single class, shall be entitled to elect one director. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of a majority of the outstanding shares of common stock and preferred stock voting together as a single class.

Dividends—Subject to the payment in full of any preferential dividends to which the holders of preferred stock are entitled, the holders of common stock shall be entitled to receive dividends out of funds legally available therefore at such times and in such amounts as the Board of Directors may determine in its sole discretion.

Liquidation Rights—In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, after the payment or provision for payment of all debts and liabilities of the Company and any preferential amounts to which the holders of preferred stock are entitled with respect to the distribution of assets in liquidation, the holders of common stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

13. STOCK OPTION PLAN

2015 Stock Incentive Plan

In December 2015, the Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. In February 2017 and July 2017, the Board of Directors amended the 2015 Plan to increase the number of shares available for issue under the 2015 Plan to 2,446,323 and 3,225,346, respectively.

Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At December 31, 2018, there were no shares available for future grant under the 2015 Plan.

2018 Incentive Award Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Incentive Award Plan (the “2018 Plan” and, together with the 2015 Plan, the “Plans”), which became effective on the day prior to the first public trading date of the Company’s common stock. Upon effectiveness of the 2018 Plan, the Company ceased granting new awards under the 2015 Plan.

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2019, an additional 1,494,341 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2018. As of December 31, 2018, there were 1,896,926 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2019, an additional 373,585 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2018. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

The Company commenced offerings under the 2018 ESPP on September 1, 2018. Under the 2018 ESPP, employees may purchase common stock through after-tax payroll deductions at a price equal to 85% of the lower of the fair market value on the first trading day of an offering period or the last trading day of an offering period. The 2018 ESPP generally provides for offering periods of six months in duration with purchase periods ending on the final trading day of each February and August. In accordance with the Internal Revenue Code, no employee will be permitted to accrue the right to purchase stock under the ESPP at a rate in excess of $25,000 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of our common stock as of the first day of the offering period).

The Company recorded $0.1 million of stock-based compensation pursuant to the 2018 ESPP during the year ended December 31, 2018.

Stock-based compensation expense

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
Research and development	$1,117	$115
General and administrative	1,506	141
	$2,623	$256

As of December 31, 2018, there was $15.7 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.9 years at December 31, 2018.

The Company recognizes compensation expense for awards to employees based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award, which is generally the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes option- pricing model, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of publicly traded companies that are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the options was used for the expected term of options granted to non-employees. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods commensurate with the expected term of the award. The Company recognizes forfeitures as they occur.

In determining the exercise prices for options granted, the Company’s Board of Directors considered the fair value of the common stock as of the measurement date. For awards granted prior the Company’s IPO, the Board of Directors determined the fair value of the common stock at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others. For awards granted after the Company’s IPO, the exercise price is equal to the closing price as quoted by Nasdaq on the grant date of the awards.

The assumptions used in the Black-Scholes option pricing model are as follows:

For the Years Ended December 31,
	2018	2017
Expected volatility	52.80% - 60.12%	52.73% - 59.40%
Weighted-average risk-free interest rate	2.33% - 3.08%	2.04% - 2.37%
Expected dividend yield	— %	— %
Expected term (in years)	5.5 - 7.6	5.9 - 8.6
Underlying common stock fair value	$6.63 - $24.28	$0.63 - $6.63

A summary of option activity under the Plans during the year ended December 31, 2018 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of January 1, 2018	1,971,711	$3.61	9.3	$5,977
Granted	1,392,259	$19.05
Exercised	(89,050)	$1.70
Cancelled/Forfeited	(71,798)	$2.72
Outstanding at December 31, 2018	3,203,122	$10.47	8.9	$39,018
Vested and expected to vest at December 31, 2018	3,203,122	$10.47	8.9	$39,018
Exercisable at December 31, 2018	716,531	$3.82	8.1	$13,287

The total intrinsic value of options exercised during the year ended December 31, 2018 was $1.8 million. There were no option exercises in 2017. The weighted-average grant date fair value of options granted during the years ended December 31, 2018 and 2017 was $10.41 and $2.78, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares—January 1, 2018	265,098
Vested	(129,959)
Issued	16,150
Repurchased	—
Unvested shares—December 31, 2018	151,289

As of December 31, 2018 and 2017, 151,289 shares and 265,098 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the consolidated balance sheets of $0.1 million as of each date.

14. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2018 and 2017, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2018	2017
Convertible preferred shares (as converted to common stock)	—	24,168,656
Unvested common stock from early exercise of options	151,289	265,098
Stock options to purchase common stock	3,203,122	1,971,711
Total	3,354,411	26,405,465

15. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits, while the Company contributes to the plan at the discretion of the Board of Directors. The Company’s discretionary match made under the 401(k) Plan for the year ended December 31, 2018 was $0.3 million. There was no discretionary match made under the 401(k) Plan for the year ended December 31, 2017.

16. COLLABORATION AND LICENSE AGREEMENT

In November 2017, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) for the research, development, manufacturing and commercialization of products using the Company’s gene-editing technology for the treatment of certain ophthalmic targets and sickle cell disease. In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement effective in August 2019. The Company continues to work with Novartis to identify new targets for the partnership based on the existing exploratory research component of the agreement, and the collaboration on two ophthalmic programs also continues. The Company has assumed all worldwide rights to the sickle cell disease program, and its efforts to develop an in vivo gene editing approach are ongoing.

Under the terms of the Collaboration Agreement, taking into account Novartis’ election to discontinue the sickle cell disease program, the Company granted Novartis a research license, a development and commercialization license, and a manufacturing license, under certain of its intellectual property rights to research, develop, manufacture and commercialize the ophthalmic targets. Upon entering into the Collaboration Agreement, the Company received an upfront, nonrefundable payment of $35.0 million and issued additional shares of its Series B preferred stock to Novartis for consideration of $10.0 million.

The Collaboration Agreement consists of a research term, where the Company and Novartis are collaborating to perform research and conduct preclinical development to identify candidates that modulate the ophthalmic targets. The Collaboration Agreement also includes exploratory work on the applicability of the gene-editing technology with respect to other gene targets. The Company’s obligation to perform such exploratory research concludes in November 2020. Novartis may select up to four targets, with limited substitution rights. The Company is responsible for the manufacturing of proprietary research grade human hematopoietic stem cell derived adeno-associated virus vectors (“AAVHSCs”) during the research term. Research activities performed by the Company are being reimbursed at a full-time equivalent rate (“FTE”) and manufacturing activities will be reimbursed at cost, as specified and defined in the Collaboration Agreement. Novartis is required to pay the Company a target fee of $5.0 million for each target that meets certain success criteria during the research term (the “target fee trigger date”), up to a maximum of four targets. The research term will continue for five years from the effective date of the Collaboration Agreement. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee and a joint manufacturing subcommittee, with equal representation from both the Company and Novartis.

Novartis has the exclusive right to develop and commercialize up to four candidates or products arising from the research activities. Subject to certain limitations pursuant to the terms of the Collaboration Agreement, Novartis will fund all development and commercialization costs. The Company will be responsible for manufacturing candidates and products for Novartis during the development and commercialization terms. The Company’s manufacturing activities will be reimbursed at cost during the development term and at cost plus a margin during the commercialization term, as defined in the Collaboration Agreement. If the Company is not able to manufacture candidates or products that meet the quality or quantity requirements of Novartis, then Novartis shall have the right to designate a third-party contract manufacturer or manufacture such candidates or products itself.

In accordance with the Collaboration Agreement, taking into consideration Novartis’ election to discontinue the sickle cell disease program, the Company is also eligible to receive up to a total of $530.0 million in milestone payments, including up to $180.0 million in development milestone payments, up to $170.0 million in regulatory milestone payments and up to $180.0 million in commercial milestone payments, with respect to the licensed products. The Company is also eligible to earn tiered royalties on net sales of licensed products by Novartis, its affiliates or sublicensees, ranging from mid single-digit, to sub-teen double-digit percentages, and such royalties are potentially subject to various reductions and offsets. If any of the exploratory research efforts are advanced into formal research and development programs, the parties will negotiate the economics including potential milestone payments for such programs.

Unless earlier terminated, the Collaboration Agreement will continue on a target-by-target basis until the expiration of all applicable royalty terms with respect to all products that modulate such target on a country-by-country-basis. Either party may terminate the agreement on a target-by-target basis for the other party’s material breach with respect to such target, or in the event of the other party’s bankruptcy. Novartis may terminate the agreement for convenience on a target-by-target basis. The Company may terminate the agreement if Novartis files, or joins a third party in filing or maintaining, a patent challenge against certain of the patent rights licensed to Novartis under the terms of the agreement. There are no performance, cancellation, termination or refund provisions in the arrangement that contain material financial consequences to the Company.

Revenue Recognition

The Company has identified the following deliverables in the Collaboration Agreement in accordance with the provisions of ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements: (1) the research license, (2) the development and commercialization license, (3) the manufacturing license, (4) research activities performed by the Company, (5) service on the joint committees, (6) manufacturing during the research and development terms, and (7) manufacturing during the commercialization term. Except for manufacturing during the commercialization term, none of the other deliverables have standalone value to the customer. Since separability criteria have not been met for these deliverables, the deliverables are being accounted for as a single combined unit of accounting at the outset of the Collaboration Agreement (the “combined unit of accounting”). The manufacturing services during the commercialization term will be accounted for as a separate unit of accounting.

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

At the inception of the Collaboration Agreement, the Company could not objectively measure the level of effort required to fulfill its obligations for the combined unit of accounting. Therefore, revenue is being recognized on a straight-line basis over the estimated period of performance for the combined unit of accounting, which the Company estimates to be approximately ten years from the inception of the Collaboration Agreement. The Company commenced revenue recognition upon delivery of the final deliverable included in the combined unit of accounting which occurred in January 2018. Accordingly, no amounts of revenue were recognized for the year ended December 31, 2017. All payments due or received from Novartis as of December 31, 2017, including amounts due for research activities performed, were recorded as deferred revenue as of December 31, 2017.

The Company recognized revenue of $3.7 million for the year ended December 31, 2018, based on a straight-line basis over the estimated period of performance taking into consideration all upfront payments and research funding payments together as a single unit. The Company had a $0.8 million receivable from Novartis as of December 31, 2018, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. The amount recorded as deferred revenue under this agreement totaled $33.2 million as of December 31, 2018.

* * * * * *