Form 10-Q
period 2019-03-31
Homology Medicines, Inc.
filed 2019-05-13
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(781) 301-7277

(Registrant’s telephone number, including area code)

N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FIXX	Nasdaq Global Select Market

As of May 6, 2019, the registrant had 43,613,956 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	March 31, 2019	December 31, 2018
		(as revised)
Assets
Current assets:
Cash and cash equivalents	$40,839	$38,220
Short-term investments	147,128	176,517
Prepaid expenses and other current assets	2,535	6,948
Total current assets	190,502	221,685
Property and equipment, net	40,984	35,637
Deferred offering costs	266	—
Restricted cash	1,274	1,772
Total assets	$233,026	$259,094
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,794	$15,732
Accrued expenses and other liabilities	3,792	5,040
Deferred rent	1,156	977
Deferred revenue	905	770
Total current liabilities	17,647	22,519
Non-current liabilities:
Deferred rent, net of current portion	10,592	9,470
Deferred revenue, net of current portion	30,523	30,750
Total liabilities	58,762	62,739
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 37,557,002 and 37,509,815 shares issued as of March 31, 2019 and December 31, 2018, respectively; and 37,437,297 and 37,358,526 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	293,865	292,187
Accumulated other comprehensive gain (loss)	6	(77)
Accumulated deficit	(119,610)	(95,758)
Total stockholders’ equity	174,264	196,355
Total liabilities and stockholders' equity	$233,026	$259,094

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
		(as revised)
Collaboration revenue	$270	$1,129
Operating expenses:
Research and development	20,536	7,997
General and administrative	4,857	3,828
Total operating expenses	25,393	11,825
Loss from operations	(25,123)	(10,696)
Other income (expense):
Interest income	1,271	479
Total other income (expense)	1,271	479
Net loss and net loss attributable to common stockholders-basic and diluted	$(23,852)	$(10,217)
Net loss per share attributable to common stockholders-basic and diluted	$(0.64)	$(4.09)
Weighted-average common shares outstanding-basic and diluted	37,384,507	2,500,178

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
		(as revised)
Net loss	$(23,852)	$(10,217)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	83	(13)
Total other comprehensive gain (loss)	83	(13)
Comprehensive loss	$(23,769)	$(10,230)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(UNAUDITED)

	Convertible Preferred Stock $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2017	127,199,705	$137,762	2,637,011	$—	$800	$(73)	$(40,181)	$(39,454)
Vesting of common stock from option exercises	—	—	34,137	—	16	—	—	16
Issuance of common stock from option exercises	—	—	26,204	—	69	—	—	69
Stock-based compensation	—	—	—	—	380	—	—	380
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(10,217)	(10,217)
Balance at March 31, 2018 (as revised)	127,199,705	$137,762	2,697,352	$—	$1,265	$(86)	$(50,398)	$(49,219)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at December 31, 2018 (as revised)	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Vesting of common stock from option exercises	31,584	—	18	—	—	18
Issuance of common stock from option exercises	18,876	—	21	—	—	21
Issuance of common stock pursuant to employee stock purchase plan	28,311	—	396	—	—	396
Stock-based compensation	—	—	1,243	—	—	1,243
Other comprehensive gain	—	—	—	83	—	83
Net loss	—	—	—	—	(23,852)	(23,852)
Balance at March 31, 2019	37,437,297	$3	$293,865	$6	$(119,610)	$174,264

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2019	2018
		(as revised)
Cash flows from operating activities:
Net loss	$(23,852)	$(10,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,266	221
Stock-based compensation expense	1,243	380
Accretion on short-term investments	(661)	(123)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	4,413	(1,728)
Accounts payable	(85)	511
Accrued expenses and other liabilities	(1,404)	(764)
Deferred revenue	(92)	(463)
Deferred rent	1,301	1,139
Net cash used in operating activities	(17,871)	(11,044)
Cash flows from investing activities:
Purchases of short-term investments	(84,467)	(18,595)
Maturities of short-term investments	114,600	26,270
Purchases of property and equipment	(10,466)	(1,035)
Net cash provided by investing activities	19,667	6,640
Cash flows from financing activities:
Proceeds from issuance of common stock from option exercises	21	69
Proceeds from issuance of common stock pursuant to employee stock purchase plan	396	—
Payment of deferred offering costs	(92)	(1,027)
Net cash provided by (used in) financing activities	325	(958)
Net change in cash, cash equivalents and restricted cash	2,121	(5,362)
Cash, cash equivalents and restricted cash, beginning of period	39,992	53,347
Cash, cash equivalents and restricted cash, end of period	$42,113	$47,985
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$18	$16
Property and equipment additions included in accounts payable	$5,274	$27
Deferred offering costs included in accounts payable and accrued expenses	$174	$2,046

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

On April 2, 2018, the Company completed its initial public offering (“IPO”) with the sale of 10,350,000 shares of its common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $16.00 per share, resulting in net proceeds of $150.8 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 24,168,656 shares of common stock at the applicable conversion ratio then in effect.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through March 31, 2019, the Company has financed its operations primarily through the public offering of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10). During the three months ended March 31, 2019, the Company incurred a net loss of $23.9 million and as of March 31, 2019, has $119.6 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Management believes that existing cash, cash equivalents and short-term investments will allow the Company to continue its operations into the fourth quarter of 2021. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K on file with the SEC.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2019, and consolidated results of operations and cash flows for the three months ended March 31, 2019 and 2018, respectively. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, accrued research and development expenses, useful lives assigned to property and equipment, as well as the fair values of common stock, convertible preferred stock and convertible preferred stock tranche liability. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Comprehensive Income (Loss) —Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments.

Cash and Cash Equivalents and Restricted Cash—Cash and cash equivalents consist of standard checking accounts, money market accounts and certain investments. The Company considers all highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less to be cash equivalents. Restricted cash consists of cash serving as collateral for letters of credit issued for security deposits for the Company’s facility leases in Bedford, Massachusetts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$40,839	$46,213
Restricted cash	1,274	1,772
Total cash, cash equivalents and restricted cash	$42,113	$47,985

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

Revenue Recognition— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (“ASC 605”), and creates a new Topic 606, Revenue from Contracts with Customers (“ASC 606”). In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the new guidance, clarified certain aspects including principal versus agent considerations, identifying performance obligations, and licensing, and included other improvements and practical expedients. On January 1, 2019, the Company adopted ASC 606 using the full retrospective transition method.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised good or services in the Company’s arrangements would likely consist of a license, rights to the Company’s intellectual property or research, development and manufacturing services. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised good or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of consideration to which the Company expects to be entitled to. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The Company’s contracts may include development and regulatory milestone payments that are assessed under the most likely amount method and constrained until it is probable that a significant revenue reversal would not occur. Milestone payments that are not within the Company’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and regulatory milestones and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from the Company’s collaboration arrangement.

The Company allocates the transaction price based on the estimated standalone selling price of each performance obligation. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress for its over-time arrangements at each reporting period and, if necessary, updates the measure of progress and revenue recognized.

The Company adopted ASC 606 effective January 1, 2019, using the full retrospective transition method. Under this method, the Company revised its condensed consolidated financial statements for prior period amounts as if ASC 606 had been effective for such periods. The references "as revised" used herein refer to revisions of data for the three months ended March 31, 2019 and the year ended December 31, 2018 as a result of the adoption of ASC 606. The adoption of ASC 606 did not have an impact on periods prior to January 1, 2018. In addition to revisions to financial statement amounts and related tables, Note 10 has been revised to reflect the adoption of ASC 606.

As part of the adoption, the Company reviewed its collaboration and license agreement with Novartis to determine the cumulative effect impact related to the adoption of ASC 606. (For a complete discussion of the accounting for the Company’s agreement with Novartis, see Note 10.) The adoption of ASC 606 resulted in a change to the pattern of revenue recognition whereby the Company expects to recognize revenue from its collaboration agreement with Novartis as costs are incurred, which likely will not occur evenly over the performance period as a result of applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under ASC 605. The impact on previously reported amounts as a result of the adoption of ASC 606 is as follows:

Condensed Consolidated Balance Sheets
	December 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Current portion of deferred revenue	$770	$3,684	$(2,914)
Long-term portion of deferred revenue	$30,750	$29,474	$1,276
Accumulated deficit	$(95,758)	$(97,396)	$1,638

Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended March 31, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$1,129	$823	$306
Loss from operations	$(10,696)	$(11,002)	$306
Net loss	$(10,217)	$(10,523)	$306
Net loss per share attributable to common stockholders-basic and diluted	$(4.09)	$(4.21)	$0.12

	For the Year Ended December 31, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$5,322	$3,684	$1,638
Loss from operations	$(59,926)	$(61,564)	$1,638
Net loss	$(55,577)	$(57,215)	$1,638
Net loss per share attributable to common stockholders-basic and diluted	$(1.95)	$(2.00)	$0.05

Condensed Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Net loss	$(10,217)	$(10,523)	$306
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(463)	$(157)	$(306)
Cash, cash equivalents and restricted cash, beginning of period	$53,347	$53,347	$—
Cash, cash equivalents and restricted cash, end of period	$47,985	$47,985	$—

	For the Year Ended December 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Net loss	$(55,577)	$(57,215)	$1,638
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(1,890)	$(252)	$(1,638)
Cash, cash equivalents and restricted cash, beginning of period	$53,347	$53,347	$—
Cash, cash equivalents and restricted cash, end of period	$39,992	$39,992	$—

Net Loss per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

Diluted net loss per share is computed using the if converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, unvested shares of common stock and convertible preferred stock.

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

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU No. 2016-18 on January 1, 2019, and reclassified restricted cash in the condensed consolidated statements of cash flows to be included in cash and cash equivalents. The reclassification was not material to the periods presented.

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

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

As of March 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$40,291	$—	$—	$40,291
Asset-backed securities	18,078	2	(1)	18,079
Commercial paper	56,350	—	—	56,350
Corporate debt securities	45,887	6	(9)	45,884
U.S. Treasury securities	26,876	8	—	26,884
Total	$187,482	$16	$(10)	$187,488

As of December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$31,740	$—	$—	$31,740
Asset-backed securities	19,541	—	(21)	19,520
Commercial paper	78,571	—	—	78,571
Corporate debt securities	54,511	—	(50)	54,461
U.S. Treasury securities	29,980	—	(6)	29,974
Total	$214,343	$—	$(77)	$214,266

As of March 31, 2019, the Company does not consider those securities that are in an unrealized loss position to be other-than-temporarily impaired, as it has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three months ended March 31, 2019 and 2018. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	March 31, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$40,291	$40,291	$—	$—
U.S. Treasury securities	69	69	—	—
Total cash equivalents	$40,360	$40,360	$—	$—
Short-term investments:
Asset-backed securities	$18,079	$—	$18,079	$—
Commercial paper	56,350	—	56,350	—
Corporate debt securities	45,884	—	45,884	—
U.S. Treasury securities	26,815	—	26,815	—
Total short-term investments	$147,128	$—	$147,128	$—
Total financial assets	$187,488	$40,360	$147,128	$—

Description	December 31, 2018	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$31,740	$31,740	$—	$—
Commercial paper	5,974	—	5,974	—
U.S. Treasury securities	35	35	—	—
Total cash equivalents	$37,749	$31,775	$5,974	$—
Short-term investments:
Asset-backed securities	$19,520	$—	$19,520	$—
Commercial paper	72,597	—	72,597	—
Corporate debt securities	54,461	—	54,461	—
U.S. Treasury securities	29,939	—	29,939	—
Total short-term investments	$176,517	$—	$176,517	$—
Total financial assets	$214,266	$31,775	$182,491	$—

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

There were no transfers between fair value measure levels during the three months ended March 31, 2019 and 2018.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Laboratory equipment	$10,051	$9,309
Manufacturing equipment	1,113	—
Computers and purchased software	487	248
Furniture and fixtures	1,236	1,066
Leasehold improvements	29,160	24,520
Assets not yet in service	2,311	2,602
	44,358	37,745
Less: accumulated depreciation and amortization	(3,374)	(2,108)
Total property and equipment, net	$40,984	$35,637

Depreciation expense for the three months ended March 31, 2019 and 2018 was approximately $1.3 million and $0.2 million, respectively. There were no disposals of property and equipment during the three months ended March 31, 2019 and 2018. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s new research and development, manufacturing and general office space in Bedford, Massachusetts, which the Company has occupied as of December 31, 2018. Assets not yet in service consists of manufacturing equipment and furniture purchased for the new space that was not yet in service.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$1,640	$3,370
Accrued research and development expenses	1,397	1,059
Accrued professional fees	482	195
Accrued unvested common stock subject to repurchase	94	112
Accrued other	179	304
Total accrued expenses and other liabilities	$3,792	$5,040

7. COMMITMENTS AND CONTINGENCIES

Operating Leases—In September 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expires in October 2021, with an option for an additional three-year term. On August 13, 2018, the Company entered into a sublease agreement for the entire leased premises, with a related party. The rent commencement date of the sublease was December 2018, and the sublease will terminate on the scheduled termination date of the original lease. Under the terms of the sublease, the subtenant is obligated to pay the Company aggregate base rent of approximately $2.7 million over the term of the sublease in addition to passthrough of operating expenses and real estate taxes charged by the landlord. The Company did not record a loss on the sublease as future payments to its landlord were not materially different from future rent payments expected from the subtenant over the term of the sublease.

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. Rent became due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet started in March 2019. The initial annual base rent is $39.50 per square foot and will increase by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

Future minimum lease payments, net of anticipated sublease payments, as of March 31, 2019 are as follows:

For the Years Ending December 31,	Amount (in thousands)
2019	$2,054
2020	2,810
2021	2,815
2022	2,987
2023	3,077
Thereafter	10,366
Total future minimum lease payments	$24,109

The lease agreement entered into in December 2017 allows for a tenant improvement allowance not to exceed $10.9 million to be applied to the total cost of tenant improvements to the leased premises. The tenant improvement allowance must be used on or before August 31, 2019 or it will be deemed forfeited with no further obligation by the landlord. Tenant improvement allowances due or received are recorded as deferred rent incentives on the Company’s condensed consolidated balance sheets and are recognized as a reduction to rent expense over the term of the lease. As of March 31, 2019, deferred rent incentives totaled $9.2 million.

Rent expense, net of amortization of the deferred rent incentives, for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.9 million, respectively. The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million and $1.8 million as of March 31, 2019 and December 31, 2018, respectively, in conjunction with its current leases.

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

Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At March 31, 2019, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2019, an additional 1,494,341 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2018. At March 31, 2019, there were 2,942,692 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2019, an additional 373,585 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2018. At March 31, 2019, there were 699,254 shares available for future issuance under the 2018 ESPP.

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

During the three months ended March 31, 2019, 28,311 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. The Company did not record any stock-based compensation pursuant to the 2018 ESPP during the three months ended March 31, 2019, as the amount estimated was insignificant.

Stock-based compensation expense

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Research and development	$558	$133
General and administrative	685	247
	$1,243	$380

As of March 31, 2019, there was $21.6 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.9 years at March 31, 2019.

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

The assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Expected volatility	64.03% — 64.68%	52.80% — 60.12%
Weighted-average risk-free interest rate	2.48% — 2.60%	2.33% — 2.69%
Expected dividend yield	— %	— %
Expected term (in years)	6.25	5.5 — 7.6
Underlying common stock fair value	$21.43 — $28.13	$6.63 — $16.00

A summary of option activity under the Plans during the three months ended March 31, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2019	3,203,122	$10.47	8.9	$39,018
Granted	460,575	$25.95
Exercised	(18,876)	$1.09
Cancelled/Forfeited	(12,000)	$21.43
Outstanding at March 31, 2019	3,632,821	$12.44	8.8	$55,536
Vested and expected to vest at March 31, 2019	3,632,821	$12.44	8.8	$55,536
Exercisable at March 31, 2019	1,011,546	$6.36	8.1	$21,619

The total intrinsic value of options exercised during each of the three months ended March 31, 2019 and 2018 was $0.4 million. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2019 and 2018 was $15.80 and $8.44, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2019	151,289
Vested	(31,584)
Issued	—
Repurchased	—
Unvested shares - March 31, 2019	119,705

As of March 31, 2019 and December 31, 2018, 119,705 and 151,289 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of $0.1 million as of each date.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at March 31, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2019	2018
Convertible preferred shares (as converted to common stock)	—	24,168,656
Unvested common stock from early exercise of options	119,705	230,961
Stock options to purchase common stock	3,632,821	2,684,405
Total	3,752,526	27,084,022

10. COLLABORATION AND LICENSE AGREEMENT

Summary of Agreement

In November 2017, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) for the research, development, manufacturing and commercialization of products using the Company’s gene-editing technology for the treatment of certain ophthalmic targets and sickle cell disease. In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement effective in August 2019. The Company continues to work with Novartis to identify new targets for the partnership based on the existing exploratory research component of the agreement, and the collaboration on ophthalmic programs also continues.

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

The Collaboration Agreement consists of a research term, where the Company and Novartis are collaborating to perform research and conduct preclinical development to identify candidates that modulate the ophthalmic targets. The Collaboration Agreement also includes exploratory work on the applicability of the gene-editing technology with respect to other gene targets. The Company’s obligation to perform such exploratory research concludes in November 2020. Novartis may select up to two targets, with limited substitution rights. The Company is responsible for the manufacturing of proprietary research grade human hematopoietic stem cell derived adeno-associated virus vectors (“AAVHSCs”) during the research term. Research activities performed by the Company are being reimbursed at a full-time equivalent rate (“FTE”) and manufacturing activities will be reimbursed at cost, up to a maximum of $17.0 million during the research term, as specified and defined in the Collaboration Agreement. Novartis is required to pay the Company a target fee of $5.0 million for each target that meets certain success criteria during the research term (the “target fee trigger date”), up to a maximum of two targets. The research term will continue for five years from the effective date of the Collaboration Agreement. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee and a joint manufacturing subcommittee, with equal representation from both the Company and Novartis.

Novartis has the exclusive right to develop and commercialize up to two candidates or products arising from the research activities. Subject to certain limitations pursuant to the terms of the Collaboration Agreement, Novartis will fund all development and commercialization costs. The Company will be responsible for manufacturing candidates and products for Novartis during the development and commercialization terms. The Company’s manufacturing activities will be reimbursed at cost during the development term and at cost plus a margin during the commercialization term, as defined in the Collaboration Agreement. If the Company is not able to manufacture candidates or products that meet the quality or quantity requirements of Novartis, then Novartis shall have the right to designate a third-party contract manufacturer or manufacture such candidates or products itself.

In accordance with the Collaboration Agreement, taking into consideration Novartis’ election to discontinue the sickle cell disease program, the Company is also eligible to receive up to a total of $530.0 million in milestone payments, including up to $180.0 million in development milestone payments, up to $170.0 million in regulatory milestone payments and up to $180.0 million in commercial milestone payments, with respect to the licensed products. The Company is also eligible to earn tiered royalties on net sales of licensed products by Novartis, its affiliates or sublicensees, ranging from mid single-digit, to sub-teen double-digit percentages, and such royalties are potentially subject to various reductions and offsets. If any of the exploratory research efforts are advanced into formal research and development programs, the parties will negotiate the economics including potential milestone payments for such programs at that time.

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

Revenue Recognition

The Company determined that the (1) research, development and commercialization and manufacturing licenses, (2) the research activities performed by the Company (3) service on the joint committees and (4) manufacturing during the research and development terms represented a single performance obligation under the Collaboration Agreement. Since the option for Novartis to obtain manufacturing during the commercialization term from the Company is at a price that would reflect the standalone selling price, the option does not provide Novartis with a material right and is therefore not a performance obligation under the contract.

The Company has concluded that the research, development and commercialization and manufacturing licenses are not distinct from the research activities and manufacturing during the research and development term as Novartis cannot benefit from the licenses without the Company performing the research and manufacturing services. These services are so specialized and rely on the Company’s expertise in gene editing technologies not available in the marketplace. As a result, these licenses have been combined with the research activities, service on the joint committees and the manufacturing during the research and development terms as a single performance obligation.

The transaction price consists of the $33.3 million non-refundable upfront payment and projected reimbursable research and manufacturing activities, which have been estimated using the expected value method. None of the target fees or development and regulatory milestone payments have been included in the transaction price, as all are fully constrained. As part of the evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside of the Company’s control and is contingent upon the success of our preclinical studies, clinical trials, Novartis’ efforts and the receipt of regulatory approval. In addition, the Company has determined that the commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominately to the licenses transferred to Novartis, and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company identified only one performance obligation in the Collaboration Agreement. Therefore, the Company will allocate the transaction price at the onset of the contract to the single performance obligation.

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of March 31, 2019, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $31.4 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which is expected to occur over a period of time that is estimated will conclude in 2027. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis as the Company performs the research, development and manufacturing services, which will likely vary from period to period.

In estimating the total costs to satisfy its single performance obligation pursuant to the Novartis agreement, the Company is required to make significant estimates including the expected time it will take to fulfill the performance obligation, which currently is expected to be approximately ten years from the date the Collaboration Agreement was entered into, and the expected costs associated with manufacturing during the research and development terms for a novel manufacturing process as well as the probability of success of a target to move into the development phase. The Company has made estimates of such costs utilizing its experience with similar product candidates, however not identical to those in the Collaboration Agreement. In making such estimates, significant judgment is required to evaluate those key assumptions related to cost estimates. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s reported cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement. Future costs associated with this target were removed from the estimated total costs in the cost-to-cost model, which resulted in an insignificant adjustment to revenue during the period.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue under the Collaboration Agreement of $0.3 million and $1.1 million, respectively, of which $0.1 million and $0.4 million was included in deferred revenue at the beginning of each such period. As of March 31, 2019 and December 31, 2018, there was approximately $31.4 million and $31.5 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of March 31, 2019 and December 31, 2018, the Company has recorded accounts receivable of $0.2 million and $0.8 million, respectively, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

11. SUBSEQUENT EVENTS

On April 1, 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $350.0 million for a period up to three years from the date of the filing. The Company also simultaneously entered into a sales agreement with a sales agent providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf.

On April 12, 2019, pursuant to the Shelf, the Company completed a follow-on offering of its common stock. The Company sold 5,555,556 shares of its common stock at a public offering price of $22.50 per share and received net proceeds of $117.5 million, after deducting underwriting discounts and commissions. In addition, on April 26, 2019 and May 7, 2019, in connection with the exercise in full of the underwriters’ option to purchase additional shares, the Company issued an aggregate of 833,333 shares of its common stock at a public offering price of $22.50 per share and received net proceeds of $17.6 million, after deducting underwriting discounts and commissions.

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

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through a gene therapy or nuclease-free gene editing modality across a broad range of genetic disorders. The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene correction, either through the replacement of an entire diseased gene in the genome with a whole functional copy or the precise repair of individual mutated nucleotides, by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene correction editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, bone marrow, muscle and eye, across both modalities—gene editing and gene therapy. We believe these advantages will allow us to safely provide transformative cures using either modality.

We have generated compelling preclinical data for our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU, and on April 4, 2019, we announced that the U.S. Food and Drug Administration, or FDA, provided clearance for us to begin our Phase 1/2 pheNIX clinical trial with HMI-102, which is designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently-controlled, dose-escalation study in adult patients with classic PKU. We have been working closely with multiple clinical sites in the United States to prepare for potential initiation of the pheNIX trial and expect to report initial clinical data in 2019. In addition to safety measures, the trial is also designed to evaluate reduction in serum Phe levels. The first cohort of patients, aged 18–55 years old, will receive a single intravenous administration of HMI-102. Safety data from the initial cohort of patients will inform the dose-escalation plan for additional patient cohorts and/or expansion of the clinical trial. We expect to begin the trial following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites.

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

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs in the laboratory of the City of Hope Medical Center, or COH. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our suite of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing product and platform development efforts. We have internal process development and GMP manufacturing capabilities and recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities.

Since our inception in 2015, we have raised approximately $422.5 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019 and preferred stock financings. We received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We believe that our compelling preclinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, researching and identifying additional product candidates, developing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock in our IPO and follow-on public offering, through the sales of preferred stock, and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.3 million and $1.1 million (as revised) in collaboration revenue for the three months ended March 31, 2019 and 2018, respectively. Since inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2019 and 2018 were $23.9 million and $10.2 million (as revised), respectively. As of March 31, 2019, we had an accumulated deficit of $119.6 million.

Our total operating expenses were $25.4 million and $11.8 million for the three months ended March 31, 2019 and 2018, respectively. We expect our operating expenses to continue to increase substantially in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, which we expect to commence and report initial clinical data for in 2019, development activities including IND-enabling studies associated with our other gene editing and gene therapy product candidates, including HMI-103, our gene editing product candidate for PKU, and HMI-202, our gene therapy product candidate for MLD, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our preclinical and clinical studies, costs to manufacture product for preclinical and clinical studies in our new facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

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

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing, and results of our ongoing research and development efforts, including clinical trials, of HMI-102;
•	the costs, timing, and results of our ongoing research and development efforts on HMI-103 and HMI-202, both of which have entered into IND-enabling studies;
•	the costs, timing, and results of our research and development efforts on current and future product candidates in our gene editing and gene therapy pipeline;
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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our current projected operating expenses and capital expenditures into the fourth quarter of 2021. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $0.3 million in collaboration revenue for the three months ended March 31, 2019 (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended March 31,
(in thousands)	2019	2018	Change
HMI-102 external development costs	$8,153	$2,573	$5,580
Other development-stage assets' external development costs	2,662	—	2,662
Employee-related costs	6,459	2,951	3,508
Other research and development costs	3,262	2,473	789
Total research and development expenses	$20,536	$7,997	$12,539

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we initiate clinical trials of HMI-102 for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial, continue to advance both HMI-103 and HMI-202 through IND-enabling studies and into clinical trials and continue to discover and develop additional product candidates.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has increased due to higher investment balances and higher yields on invested funds in 2019 as compared to 2018.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through March 31, 2019 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as noted below.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (“ASC 605”), and creates a new Topic 606, Revenue from Contracts with Customers (“ASC 606”). In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the new guidance, clarified certain aspects including principal versus agent considerations, identifying performance obligations, and licensing, and included other improvements and practical expedients. On January 1, 2019, we adopted ASC 606 using the full retrospective transition method.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of consideration to which we expect to be entitled to. We utilize either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Our contracts may include development and regulatory milestone payments that are assessed under the most likely amount method and constrained until it is probable that a significant revenue reversal would not occur. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development and clinical milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We allocate the transaction price based on the estimated standalone selling price of each performance obligation. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress for our over-time arrangements at each reporting period and, if necessary, adjust the measure of performance and related revenue recognition and, if necessary, update the measure or progress and revenue recognized.

Under the full retrospective transition method, we revised our condensed consolidated financial statements for prior period amounts as if ASC 606 had been effective for such periods. See Notes 2 and 10 to our condensed consolidated financial statements for more information regarding our adoption of the new revenue recognition and rules under ASC 606.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,
	2019	2018	Change
(in thousands)		(as revised)
Collaboration revenue	$270	$1,129	$(859)
Operating expenses:
Research and development	20,536	7,997	12,539
General and administrative	4,857	3,828	1,029
Total operating expenses	25,393	11,825	13,568
Loss from operations	(25,123)	(10,696)	(14,427)
Other income:
Interest income	1,271	479	792
Net loss	$(23,852)	$(10,217)	$(13,635)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2019 was $0.3 million, compared to $1.1 million for the three months ended March 31, 2018 (as revised). We recognize revenues consistent with the pattern of performance of our research and development activities under our collaboration agreement with Novartis, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Three months ended March 31,
(in thousands)	2019	2018	Change
HMI-102 external development costs	$8,153	$2,573	$5,580
Other development-stage assets' external development costs	2,662	—	2,662
Employee-related costs	6,459	2,951	3,508
Other research and development costs	3,262	2,473	789
Total research and development expenses	$20,536	$7,997	$12,539

Research and development expenses for the three months ended March 31, 2019 were $20.5 million, compared to $8.0 million for the three months ended March 31, 2018. The increase of $12.5 million was primarily due to an increase of $5.6 million in direct research expenses, including CMO costs, related to our HMI-102 program, a $2.7 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs, a $3.5 million increase due to an increase in employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $0.8 million increase in other research and development costs related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $4.9 million, compared to $3.8 million for the three months ended March 31, 2018. The increase of $1.0 million was primarily due to increased employee-related costs of $1.0 million. In addition, legal costs increased $0.4 million, consulting expenses increased $0.2 million and insurance expense increased $0.2 million. These increases were offset by a $0.6 million decrease in facilities costs as a result of the lease incentive liability amortization of $0.5 million in the first quarter of 2019, recognized as an offset to rent expense.

Interest Income

Interest income for the three months ended March 31, 2019 was $1.3 million, compared to $0.5 million for the three months ended March 31, 2018. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances and higher average yields for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to the receipt of $150.8 million in net proceeds from the issuance of common stock in our initial public offering in April 2018.

Net Loss

Net loss for the three months ended March 31, 2019 was $23.9 million, compared to $10.2 million for the three months ended March 31, 2018 (as revised). The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock in our IPO and the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised approximately $422.5 million in aggregate net proceeds through our IPO, a follow-on public offering of common stock in April 2019, and sales of our preferred stock. We received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, the latter of which is included in the proceeds from the sale of preferred stock.

On April 1, 2019, we filed a Registration Statement on Form S-3, or the Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $350.0 million for a period up to three years from the date of the filing. We also simultaneously entered into a sales agreement with a sales agent providing for the offering, issuance and sale of up to an aggregate of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.

Cash Flows

Our cash, cash equivalents, short-term investments and restricted cash totaled $189.2 million and $216.5 million as of March 31, 2019 and December 31, 2018, respectively. We had no indebtedness as of March 31, 2019 and December 31, 2018.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2019	2018
(in thousands)		(as revised)
Net cash used in operating activities	$(17,871)	$(11,044)
Net cash provided by investing activities	19,667	6,640
Net cash provided by (used in) financing activities	325	(958)
Net change in cash, cash equivalents and restricted cash	$2,121	$(5,362)

Cash Flows for the Three Months ended March 31, 2019

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $17.9 million, driven primarily by our net loss of $23.9 million as we incurred expenses associated with research activities on HMI-102, HMI-103 and HMI-202, and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $1.8 million, an increase in deferred rent of $1.3 million and an increase in working capital of $2.8 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 was $19.7 million, attributable to maturities of short-term investments of $114.6 million, partially offset by $84.5 million in purchases of short-term investments and $10.5 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $0.3 million, primarily due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Cash Flows for the Three Months ended March 31, 2018

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $11.0 million driven primarily by our net loss of $10.2 million (as revised), as we incurred expenses associated with research activities on our lead gene therapy program for

PKU and research activities on other applications for our technology, changes in working capital of $2.0 million, changes in deferred revenues of $0.5 million (as revised), and accretion income on short-term investments of $0.1 million partially offset by changes in long-term deferred rent of $1.1 million, non-cash charges related to stock-based compensation expense of $0.4 million, and depreciation expense of $0.2 million.

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

Funding Requirements

Our operating expenses increased substantially in 2018 and the first quarter of 2019 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, advance our preclinical activities including IND enabling studies, scale-up manufacturing processes, engage with CMOs and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase substantially as we expand our operations.

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

We believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from our recent follow-on offering in April 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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
•

the costs and timing of internal process development and manufacturing scale-up activities and outsourcing activities with CMOs associated with our lead product development programs and other programs we advance through preclinical and clinical development;

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

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2019 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $188.0 million, or 80.7% of our total assets at March 31, 2019, and $214.7 million, or 82.9% of our total assets at December 31, 2018. Interest income earned on these assets was $1.3 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. At March 31, 2019, our cash equivalents consisted of bank deposits and money market funds, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2019 and December 31, 2018.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the three months ended March 31, 2019, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC Topic 606, Revenue from Contracts with Customers, in connection with our adoption of the new revenue standard on January 1, 2019. In addition, we implemented certain additional controls in connection with the ongoing accounting for our revenue arrangements under ASC 606.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $23.9 million and $10.2 million (revised) for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $119.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

Based upon our current operating plan, we believe that our existing cash resources, including the net proceeds from our recent follow-on offering in April 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021, including the top-line data readout for our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes, the build-out of our internal manufacturing capacity and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202 and our other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including under our effective Registration Statement on Form S-3, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a limited operating history and no history of commercializing genetic medicine products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2015. Our operations to date have been limited to financing and staffing our company, developing our technology and identifying and developing our product candidates. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

As of May 1, 2019, we had 149 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. We recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in April 2019. However, if we experience delays or are unable to establish and scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis. We recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in April 2019. However, if we experience delays or are unable to establish and scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the clinical and commercial supply of our product candidates.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of May 5, 2019, we own three pending trademark applications in the United States, as well as 20 registered trademarks and 22 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchased them. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to our existing or any future collaborations;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 76% of our outstanding voting stock as of March 31, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible, or will soon become eligible, to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Based on filings with the SEC, as of September 1, 2018, holders of an aggregate of approximately 24.3 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements, if applicable. As of May 1, 2019, approximately 19.0 million shares of our common stock held by our executive officers, directors and certain of our affiliates are subject to restrictions on transfer under lock-up arrangements with the underwriters of our recent follow-on offering. Specifically, we and our executive officers and directors have agreed not to sell or transfer any common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 60 days after April 9, 2019 without first obtaining the written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cowen and Company, LLC. In addition, certain of our affiliates holding collectively approximately 18.4 million shares of our common stock have also agreed not to sell or transfer any common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 60 days after April 9, 2019, without first obtaining the written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cowen and Company, LLC; provided, however, that such affiliates may sell collectively up to approximately 1.8 million shares of such common stock after 30 days from April 9, 2019.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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

HOMOLOGY MEDICINES, INC.

Date: May 13, 2019	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 13, 2019	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)