Form 10-Q
period 2019-06-30
Homology Medicines, Inc.
filed 2019-08-08
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 43,966,197 shares of common stock, $0.0001 par value per share, outstanding.

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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	4
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (Unaudited)	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	77
Item 4.	Mine Safety Disclosures	77
Item 5.	Other Information	77
Item 6.	Exhibits	78
Signatures		79

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	June 30, 2019	December 31, 2018
		(as revised)
Assets
Current assets:
Cash and cash equivalents	$115,566	$38,220
Short-term investments	180,230	176,517
Prepaid expenses and other current assets	2,973	6,948
Total current assets	298,769	221,685
Property and equipment, net	41,113	35,637
Restricted cash	1,274	1,772
Total assets	$341,156	$259,094
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,334	$15,732
Accrued expenses and other liabilities	5,306	5,040
Deferred rent	1,161	977
Deferred revenue	690	770
Total current liabilities	15,491	22,519
Non-current liabilities:
Deferred rent, net of current portion	10,326	9,470
Deferred revenue, net of current portion	30,597	30,750
Total liabilities	56,414	62,739
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 43,958,295 and 37,509,815 shares issued as of June 30, 2019 and December 31, 2018, respectively; and 43,869,614 and 37,358,526 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	430,432	292,187
Accumulated other comprehensive gain (loss)	186	(77)
Accumulated deficit	(145,880)	(95,758)
Total stockholders’ equity	284,742	196,355
Total liabilities and stockholders' equity	$341,156	$259,094

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
		(as revised)		(as revised)
Collaboration revenue	$392	$1,395	$662	$2,524
Operating expenses:
Research and development	22,827	10,290	43,368	18,288
General and administrative	5,538	4,527	10,390	8,355
Total operating expenses	28,365	14,817	53,758	26,643
Loss from operations	(27,973)	(13,422)	(53,096)	(24,119)
Other income:
Interest income	1,703	996	2,974	1,476
Total other income	1,703	996	2,974	1,476
Net loss and net loss attributable to common stockholders-basic and diluted	$(26,270)	$(12,426)	$(50,122)	$(22,643)
Net loss per share attributable to common stockholders-basic and diluted	$(0.61)	$(0.34)	$(1.25)	$(1.15)
Weighted-average common shares outstanding-basic and diluted	43,075,587	36,860,619	40,230,484	19,606,543

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
		(as revised)		(as revised)
Net loss	$(26,270)	$(12,426)	$(50,122)	$(22,643)
Other comprehensive gain:
Change in unrealized gain (loss) on available for sale securities, net	180	38	263	25
Total other comprehensive gain	180	38	263	25
Comprehensive loss	$(26,090)	$(12,388)	$(49,859)	$(22,618)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(UNAUDITED)

	Convertible Preferred Stock $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	127,199,705	$137,762	2,637,011	$—	$800	$(73)	$(40,181)	$(39,454)
Vesting of common stock from option exercises	—	—	34,137	—	16	—	—	16
Issuance of common stock from option exercises	—	—	26,204	—	69	—	—	69
Stock-based compensation	—	—	—	—	380	—	—	380
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(10,217)	(10,217)
Balance at March 31, 2018 (as revised)	127,199,705	$137,762	2,697,352	$—	$1,265	$(86)	$(50,398)	$(49,219)
Conversion of convertible preferred stock into common stock upon initial public offering	(127,199,705)	(137,762)	24,168,656	3	137,759	—	—	137,762
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	10,350,000	1	150,842	—	—	150,843
Vesting of common stock from option exercises	—	—	27,364	—	(10)	—	—	(10)
Issuance of common stock from option exercises	—	—	11,530	—	16	—	—	16
Stock-based compensation	—	—	—	—	569	—	—	569
Other comprehensive gain	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(12,426)	(12,426)
Balance at June 30, 2018 (as revised)	—	$—	37,254,902	$4	$290,441	$(48)	$(62,824)	$227,573

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018 (as revised)	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Vesting of common stock from option exercises	31,584	—	18	—	—	18
Issuance of common stock from option exercises	18,876	—	21	—	—	21
Issuance of common stock pursuant to employee stock purchase plan	28,311	—	396	—	—	396
Stock-based compensation	—	—	1,243	—	—	1,243
Other comprehensive gain	—	—	—	83	—	83
Net loss	—	—	—	—	(23,852)	(23,852)
Balance at March 31, 2019	37,437,297	$3	$293,865	$6	$(119,610)	$174,264
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,388,889	1	134,524	—	—	134,525
Vesting of common stock from option exercises	31,024	—	18	—	—	18
Issuance of common stock from option exercises	12,404	—	55	—	—	55
Stock-based compensation	—	—	1,970	—	—	1,970
Other comprehensive gain	—	—	—	180	—	180
Net loss	—	—	—	—	(26,270)	(26,270)
Balance at June 30, 2019	43,869,614	$4	$430,432	$186	$(145,880)	$284,742

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six months ended June 30,
	2019	2018
		(as revised)
Cash flows from operating activities:
Net loss	$(50,122)	$(22,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,908	458
Stock-based compensation expense	3,213	949
Accretion of discount (amortization of premium) on short-term investments	(1,200)	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,975	(4,130)
Accounts payable	576	2,567
Accrued expenses and other liabilities	302	355
Deferred revenue	(233)	(938)
Deferred rent	1,040	2,480
Net cash used in operating activities	(39,541)	(20,791)
Cash flows from investing activities:
Purchases of short-term investments	(189,475)	(143,770)
Maturities of short-term investments	187,225	61,220
Purchases of property and equipment	(16,385)	(4,184)
Net cash used in investing activities	(18,635)	(86,734)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of discounts and issuance costs	—	150,843
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	134,552	—
Proceeds from issuance of common stock from option exercises	76	85
Proceeds from issuance of common stock pursuant to employee stock purchase plan	396	—
Net cash provided by financing activities	135,024	150,928
Net change in cash, cash equivalents and restricted cash	76,848	43,403
Cash, cash equivalents and restricted cash, beginning of period	39,992	53,347
Cash, cash equivalents and restricted cash, end of period	$116,840	$96,750
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A convertible preferred stock into common stock upon initial public offering	$—	$42,994
Conversion of Series B convertible preferred stock into common stock upon initial public offering	$—	$94,768
Reclassification of liability for common stock vested	$36	$6
Property and equipment additions included in accounts payable	$1,126	$230
Deferred offering costs included in accounts payable and accrued expenses	$27	$—

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Homology Medicines, Inc. (the “Company”) is a clinical stage biopharmaceutical company dedicated to translating proprietary gene editing and gene therapy technology into novel treatments for patients with rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. The Company was founded in March 2015 as a Delaware corporation. Its principal offices are in Bedford, Massachusetts.

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates, developing and implementing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

On April 1, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-230664) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $350.0 million for a period up to three years from the date of the filing. The Shelf became effective on April 9, 2019. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2019, no securities have been issued pursuant to the sales agreement.

On April 12, 2019, pursuant to the Shelf, the Company completed a follow-on public offering of its common stock. The Company sold 5,555,556 shares of its common stock at a public offering price of $22.50 per share and received net proceeds of $116.9 million, after deducting underwriting discounts and commissions and offering expenses. In addition, on April 26, 2019 and May 7, 2019, in connection with the exercise in full of the underwriters’ option to purchase additional shares, the Company issued an aggregate of 833,333 shares of its common stock at a public offering price of $22.50 per share and received net proceeds of $17.6 million, after deducting underwriting discounts and commissions.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through June 30, 2019, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10). During the six months ended June 30, 2019, the Company incurred a net loss of $50.1 million and as of June 30, 2019, has $145.9 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that existing cash, cash equivalents and short-term investments will allow the Company to continue its operations into the fourth quarter of 2021. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K on file with the SEC.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2019, and consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiary, Homology Medicines Securities Corporation, a wholly owned Massachusetts corporation, for the sole purpose of buying, selling, and holding securities on the Company’s behalf. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, accrued research and development expenses, useful lives assigned to property and equipment, as well as the fair values of common stock and convertible preferred stock. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$115,566	$94,960
Restricted cash	1,274	1,790
Total cash, cash equivalents and restricted cash	$116,840	$96,750

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

Research and Development Costs—Research and development costs are charged to expense as incurred. Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical and clinical expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses.

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

The Company adopted ASC 606 effective January 1, 2019, using the full retrospective transition method. Under this method, the Company revised its condensed consolidated financial statements for prior period amounts as if ASC 606 had been effective for such periods. The references "as revised" used herein refer to revisions of data for the three and six months ended June 30, 2019 and the year ended December 31, 2018 as a result of the adoption of ASC 606. The adoption of ASC 606 did not have an impact on periods prior to January 1, 2018. In addition to revisions to financial statement amounts and related tables, Note 10 has been revised to reflect the adoption of ASC 606.

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

Condensed Consolidated Balance Sheets
	December 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Current portion of deferred revenue	$770	$3,684	$(2,914)
Long-term portion of deferred revenue	$30,750	$29,474	$1,276
Accumulated deficit	$(95,758)	$(97,396)	$1,638

Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended June 30, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$1,395	$926	$469
Loss from operations	$(13,422)	$(13,891)	$469
Net loss	$(12,426)	$(12,895)	$469
Net loss per share attributable to common stockholders-basic and diluted	$(0.34)	$(0.35)	$0.01

	Six Months Ended June 30, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$2,524	$1,749	$775
Loss from operations	$(24,119)	$(24,894)	$775
Net loss	$(22,643)	$(23,418)	$775
Net loss per share attributable to common stockholders-basic and diluted	$(1.15)	$(1.19)	$0.04

	For the Year Ended December 31, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$5,322	$3,684	$1,638
Loss from operations	$(59,926)	$(61,564)	$1,638
Net loss	$(55,577)	$(57,215)	$1,638
Net loss per share attributable to common stockholders-basic and diluted	$(1.95)	$(2.00)	$0.05

Condensed Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Net loss	$(22,643)	$(23,418)	$775
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(938)	$(163)	$(775)
Cash, cash equivalents and restricted cash, beginning of period	$53,347	$53,347	$—
Cash, cash equivalents and restricted cash, end of period	$96,750	$96,750	$—

	For the Year Ended December 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Net loss	$(55,577)	$(57,215)	$1,638
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(1,890)	$(252)	$(1,638)
Cash, cash equivalents and restricted cash, beginning of period	$53,347	$53,347	$—
Cash, cash equivalents and restricted cash, end of period	$39,992	$39,992	$—

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for the Company beginning January 1, 2021, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for the Company beginning January 1, 2020. Early application of this standard is permitted. The Company is evaluating the impact adoption of this standard will have on its condensed consolidated financial statements.

3. SHORT-TERM INVESTMENTS

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value. Unrealized gains or losses on investments are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity, on the Company’s condensed consolidated balance sheets.

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

As of June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$54,989	$—	$—	$54,989
Repurchase agreements	60,000	—	—	60,000
Asset-backed securities	16,968	11	—	16,979
Commercial paper	51,410	—	—	51,410
Corporate debt securities	79,766	146	—	79,912
U.S. Treasury securities	31,993	29	—	32,022
Total	$295,126	$186	$—	$295,312

As of December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$31,740	$—	$—	$31,740
Asset-backed securities	19,541	—	(21)	19,520
Commercial paper	78,571	—	—	78,571
Corporate debt securities	54,511	—	(50)	54,461
U.S. Treasury securities	29,980	—	(6)	29,974
Total	$214,343	$—	$(77)	$214,266

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and six months ended June 30, 2019 and 2018. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	June 30, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$54,989	$54,989	$—	$—
Repurchase agreements	60,000	—	60,000	—
U.S. Treasury securities	93	93	—	—
Total cash equivalents	$115,082	$55,082	$60,000	$—
Short-term investments:
Asset-backed securities	$16,979	$—	$16,979	$—
Commercial paper	51,410	—	51,410	—
Corporate debt securities	79,912	—	79,912	—
U.S. Treasury securities	31,929	—	31,929	—
Total short-term investments	$180,230	$—	$180,230	$—
Total financial assets	$295,312	$55,082	$240,230	$—

Description	December 31, 2018	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$31,740	$31,740	$—	$—
Commercial paper	5,974	—	5,974	—
U.S. Treasury securities	35	35	—	—
Total cash equivalents	$37,749	$31,775	$5,974	$—
Short-term investments:
Asset-backed securities	$19,520	$—	$19,520	$—
Commercial paper	72,597	—	72,597	—
Corporate debt securities	54,461	—	54,461	—
U.S. Treasury securities	29,939	—	29,939	—
Total short-term investments	$176,517	$—	$176,517	$—
Total financial assets	$214,266	$31,775	$182,491	$—

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

There were no transfers between fair value measure levels during the three and six months ended June 30, 2019 and 2018.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Laboratory equipment	$10,085	$9,309
Manufacturing equipment	4,523	—
Computers and purchased software	521	248
Furniture and fixtures	1,386	1,066
Leasehold improvements	29,614	24,520
Assets not yet in service	—	2,602
	46,129	37,745
Less: accumulated depreciation and amortization	(5,016)	(2,108)
Total property and equipment, net	$41,113	$35,637

Depreciation expense for the three and six months ended June 30, 2019 was approximately $1.6 million and $2.9 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2018. There were no disposals of property and equipment during the three and six months ended June 30, 2019 and 2018. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s new research and development, manufacturing and general office space in Bedford, Massachusetts, which the Company occupied as of December 31, 2018. Assets not yet in service consists of manufacturing equipment and furniture purchased for the new space that was not yet in service.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$3,039	$3,370
Accrued research and development expenses	1,463	1,059
Accrued professional fees	440	195
Accrued unvested common stock subject to repurchase	76	112
Accrued other	288	304
Total accrued expenses and other liabilities	$5,306	$5,040

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

Future minimum lease payments, net of anticipated sublease payments, as of June 30, 2019 are as follows:

For the Years Ending December 31,	Amount (in thousands)
2019	$1,379
2020	2,810
2021	2,815
2022	2,987
2023	3,077
Thereafter	10,366
Total future minimum lease payments	$23,434

The lease agreement entered into in December 2017 allows for a tenant improvement allowance not to exceed $10.9 million to be applied to the total cost of tenant improvements to the leased premises. The tenant improvement allowance must be used on or before August 31, 2019 or it will be deemed forfeited with no further obligation by the landlord. Tenant improvement allowances due or received are recorded as deferred rent incentives on the Company’s condensed consolidated balance sheets and are recognized as a reduction to rent expense over the term of the lease. As of June 30, 2019, deferred rent incentives totaled $8.9 million.

Rent expense, net of amortization of the deferred rent incentives, for the three and six months ended June 30, 2019 was $0.4 million and $0.6 million, respectively, as compared to $0.9 million and $1.8 million for the same periods in the prior year. The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively, in conjunction with its current leases.

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

Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At June 30, 2019, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2019, an additional 1,494,341 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2018. At June 30, 2019, there were 2,666,267 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2019, an additional 373,585 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2018. At June 30, 2019, there were 699,254 shares available for future issuance under the 2018 ESPP.

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

During the six months ended June 30, 2019, 28,311 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. The Company recorded $0.1 million of stock-based compensation pursuant to the 2018 ESPP during the three and six months ended June 30, 2019.

Stock-based compensation expense

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

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$1,104	$167	$1,663	$300
General and administrative	865	402	1,550	649
	$1,969	$569	$3,213	$949

As of June 30, 2019, there was $23.7 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.7 years.

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

The assumptions used in the Black-Scholes option pricing model for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Expected volatility	62.69% — 63.10%	56.36%	62.69% — 64.68%	52.80% - 60.12%
Weighted-average risk-free interest rate	1.95% — 2.38%	2.84%	1.95% — 2.60%	2.33% - 2.84%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	6.25	6.25	6.25	5.5 - 7.6
Underlying common stock fair value	$19.51 — $30.34	$20.98	$19.51 — $30.34	$6.63 - $20.98

A summary of option activity under the Plans during the six months ended June 30, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2019	3,203,122	$10.47	8.9	$39,018
Granted	760,355	$25.02
Exercised	(31,280)	$2.43
Cancelled/Forfeited	(35,355)	$18.16
Outstanding at June 30, 2019	3,896,842	$13.31	8.5	$30,939
Vested and expected to vest at June 30, 2019	3,896,842	$13.31	8.5	$30,939
Exercisable at June 30, 2019	1,229,412	$7.36	7.8	$15,531

The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $0.6 million and $1.0 million, respectively. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2019 and 2018 was $15.12 and $8.38, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2019	151,289
Vested	(62,608)
Issued	—
Repurchased	—
Unvested shares - June 30, 2019	88,681

As of June 30, 2019 and December 31, 2018, 88,681 and 151,289 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of $0.1 million as of each date.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at June 30, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2019	2018
Unvested common stock from early exercise of options	88,681	219,747
Stock options to purchase common stock	3,896,842	2,641,800
Total	3,985,523	2,861,547

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

The transaction price consists of the $33.3 million non-refundable upfront payment, net of amounts classified as equity, and projected reimbursable research and manufacturing activities, which have been estimated using the expected value method. None of the target fees or development and regulatory milestone payments have been included in the transaction price, as all are fully constrained. As part of the evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside of the Company’s control and is contingent upon the success of our preclinical studies, clinical trials, Novartis’ efforts and the receipt of regulatory approval. In addition, the Company has determined that the commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominately to the licenses transferred to Novartis, and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company identified only one performance obligation in the Collaboration Agreement. Therefore, the Company will allocate the transaction price at the onset of the contract to the single performance obligation.

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of June 30, 2019, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $31.3 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which is expected to occur over a period of time that is estimated will conclude in 2027. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis as the Company performs the research, development and manufacturing services, which will likely vary from period to period.

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

During the three and six months ended June 30, 2019, the Company recognized revenue under the Collaboration Agreement of $0.4 million and $0.7 million, respectively, of which $0.1 million and $0.2 million was included in deferred revenue at the beginning of each such period. During the three and six months ended June 30, 2018, the Company recognized revenue under the Collaboration Agreement of $1.4 million and $2.5 million, respectively, of which $0.5 million and $0.8 million was included in deferred revenue at the beginning of each such period. As of June 30, 2019 and December 31, 2018, there was approximately $31.3 million and $31.5 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of June 30, 2019 and December 31, 2018, the Company has recorded accounts receivable of $0.3 million and $0.8 million, respectively, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

We have generated compelling preclinical data for our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU. PKU is an inborn error of metabolism caused by a genetic mutation that results in a potentially toxic buildup of phenylalanine, or Phe, an essential amino acid derived primarily from dietary protein. In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, which is designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently-controlled, dose-escalation study in adult patients aged 18–55 years old with classic PKU. We expect to report initial clinical data by the end of 2019. In addition to safety measures, the trial is also designed to evaluate reduction in serum Phe levels. The first cohort of patients will receive a single intravenous administration of HMI-102. Safety data from the initial cohort of patients will inform the dose-escalation plan for additional patient cohorts and/or expansion of the clinical trial.

We continue to advance our gene editing modality and have generated in vivo preclinical data demonstrating achievement of gene correction efficiencies in the liver that are significantly greater than both nuclease-based and other AAV-based approaches and are at a therapeutic level in the preclinical model. We have nominated a lead gene editing product development candidate, HMI-103, for the treatment of PKU in pediatric patients. We have also nominated a lead gene therapy CNS product development candidate, HMI-202, for the treatment of metachromatic leukodystrophy, or MLD. We have initiated IND-enabling studies for both programs. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs in the laboratory of the City of Hope Medical Center, or COH. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our suite of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing product and platform development efforts. We have internal process development and GMP manufacturing capabilities and recently completed the build-out of a current Good Manufacturing Practices, or cGMP, manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities.

Since our inception in 2015, we have raised approximately $421.9 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019 and preferred stock financings. We received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We believe that our compelling preclinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, advancing HMI-103 and HMI-202 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock in our IPO and follow-on public offering, through the sales of preferred stock, and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.7 million and $2.5 million (as revised) in collaboration revenue for the six months ended June 30, 2019 and 2018, respectively. Since inception, we have incurred significant operating losses. Our net losses for the six months ended June 30, 2019 and 2018 were $50.1 million and $22.6 million (as revised), respectively. As of June 30, 2019, we had an accumulated deficit of $145.9 million.

Our total operating expenses were $53.8 million and $26.6 million for the six months ended June 30, 2019 and 2018, respectively. We expect our operating expenses to continue to increase substantially in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, which we commenced in June 2019 and for which we expect to report initial clinical data by the end of 2019, development activities including IND-enabling studies associated with our other gene editing and gene therapy product candidates, including HMI-103, our gene editing product candidate for PKU, and HMI-202, our gene therapy product candidate for MLD, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies, costs to manufacture product for preclinical and clinical studies in our new facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $0.7 million in collaboration revenue for the six months ended June 30, 2019 (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

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
•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs and our internal technical operations team that manufacture our product candidates for use in our preclinical and potential future clinical trials;

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended June 30,		Decrease	Six months ended June 30,		Decrease
(in thousands)	2019	2018	(Increase)	2019	2018	(Increase)
HMI-102 external development costs	$8,168	$3,824	$(4,344)	$16,323	$6,398	$(9,925)
Other development-stage assets' external development costs	3,442	—	(3,442)	6,106	—	(6,106)
Employee-related costs	6,998	3,077	(3,921)	13,457	6,028	(7,429)
Other research and development costs	4,219	3,389	(830)	7,482	5,862	(1,620)
Total research and development expenses	$22,827	$10,290	$(12,537)	$43,368	$18,288	$(25,080)

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance clinical trials of HMI-102 for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial, continue to advance both HMI-103 and HMI-202 through IND-enabling studies and into clinical trials and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of HMI-102 and IND-enabling studies and future clinical trials of our other product candidates in development or any other future product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of HMI-102, our other product candidates in development and any other future product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of HMI-102, HMI-103, and HMI-202, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through June 30, 2019 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as noted below.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Decrease
	2019	2018	(Increase)
(in thousands)		(as revised)
Collaboration revenue	$392	$1,395	$1,003
Operating expenses:
Research and development	22,827	10,290	(12,537)
General and administrative	5,538	4,527	(1,011)
Total operating expenses	28,365	14,817	(13,548)
Loss from operations	(27,973)	(13,422)	14,551
Other income:
Interest income	1,703	996	(707)
Net loss	$(26,270)	$(12,426)	$13,844

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2019 was $0.4 million, compared to $1.4 million for the three months ended June 30, 2018 (as revised). We recognize revenues consistent with the pattern of performance of our research and development activities under our collaboration agreement with Novartis, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Three months ended June 30,		Decrease
(in thousands)	2019	2018	(Increase)
HMI-102 external development costs	$8,168	$3,824	$(4,344)
Other development-stage assets' external development costs	3,442	—	(3,442)
Employee-related costs	6,998	3,077	(3,921)
Other research and development costs	4,219	3,389	(830)
Total research and development expenses	$22,827	$10,290	$(12,537)

Research and development expenses for the three months ended June 30, 2019 were $22.8 million, compared to $10.3 million for the three months ended June 30, 2018. The increase of $12.5 million was primarily due to an increase of $4.3 million in direct research expenses, including CMO costs related to our HMI-102 program, a $3.4 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs, a $3.9 million increase due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $0.8 million increase in other research and development costs related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $5.5 million, compared to $4.5 million for the three months ended June 30, 2018. The increase of $1.0 million was due primarily to increased employee-related costs. In addition, legal costs increased $0.4 million, costs associated with operating as a public company increased $0.3 million and insurance expense increased $0.1 million. These increases were partially offset by a $0.6 million decrease in facilities costs as a result of a larger portion of facilities costs allocated to research and development expense in the second quarter of 2019.

Interest Income

Interest income for the three months ended June 30, 2019 was $1.7 million, compared to $1.0 million for the three months ended June 30, 2018. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances and higher average yields for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the receipt of $134.6 million in net proceeds from the issuance of common stock in a public offering in April 2019.

Net Loss

Net loss for the three months ended June 30, 2019 was $26.3 million, compared to $12.4 million for the three months ended June 30, 2018 (as revised). The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Six months ended June 30,		Decrease
	2019	2018	(Increase)
(in thousands)		(as revised)
Collaboration revenue	$662	$2,524	$1,862
Operating expenses:
Research and development	43,368	18,288	(25,080)
General and administrative	10,390	8,355	(2,035)
Total operating expenses	53,758	26,643	(27,115)
Loss from operations	(53,096)	(24,119)	28,977
Other income (expense):
Interest income	2,974	1,476	(1,498)
Net loss	$(50,122)	$(22,643)	$27,479

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2019 was $0.7 million, compared to $2.5 million for the six months ended June 30, 2018 (as revised). We recognize revenues consistent with the pattern of performance of our research and development activities under our collaboration agreement with Novartis, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Six months ended June 30,		Decrease
(in thousands)	2019	2018	(Increase)
HMI-102 external development costs	$16,323	$6,398	$(9,925)
Other development-stage assets' external development costs	6,106	—	(6,106)
Employee-related costs	13,457	6,028	(7,429)
Other research and development costs	7,482	5,862	(1,620)
Total research and development expenses	$43,368	$18,288	$(25,080)

Research and development expenses for the six months ended June 30, 2019 were $43.4 million, compared to $18.3 million for the six months ended June 30, 2018. The increase of $25.1 million was primarily due to an increase of $9.9 million in direct research expenses, including CMO costs, related to our HMI-102 program, a $6.1 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs, a $7.4 million increase due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $1.6 million increase in other research and development costs related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $10.4 million, compared to $8.4 million for the six months ended June 30, 2018. The increase of $2.0 million was primarily due to increased employee-related costs of $1.9 million. In addition, legal costs increased $0.7 million, insurance expense increased by $0.3 million, costs associated with operating as a public company increased by $0.2 million, and consulting expense increased by $0.2 million. These increases were partially offset by a $1.3 million decrease in facilities costs as a result of a larger portion of facilities costs allocated to research and development expense in the six months ended June 30, 2019.

Interest Income

Interest income for the six months ended June 30, 2019 was $3.0 million, compared to $1.5 million for the six months ended June 30, 2018. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances and higher average yields for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to the receipt of $134.6 million in net proceeds from the issuance of common stock in a public offering in April 2019.

Net Loss

Net loss for the six months ended June 30, 2019 was $50.1 million, compared to $22.6 million for the six months ended June 30, 2018 (as revised). The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant operating expenses, capital expenditures and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs and our capital expenditures will increase in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs and building out internal capacity to have product manufactured to support preclinical studies and clinical trials, expanding our research and development laboratories, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock in our IPO and a follow-on public offering, and the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised approximately $421.9 million in aggregate net proceeds through our IPO, a follow-on public offering of common stock in April 2019, and sales of our preferred stock. We received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, the latter of which is included in the proceeds from the sale of preferred stock.

On April 1, 2019, we filed a Registration Statement on Form S-3, or the Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $350.0 million for a period up to three years from the date of the filing. We also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale of up to an aggregate of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The $100.0 million of common stock that may be issued and sold under the sales agreement reduced the available capacity under the Shelf. As of June 30, 2019, no securities had been issued pursuant to the sales agreement and there was $106.2 million of remaining capacity under the Shelf.

Cash Flows

Our cash, cash equivalents, short-term investments and restricted cash totaled $297.1 million and $216.5 million as of June 30, 2019 and December 31, 2018, respectively. We had no indebtedness as of June 30, 2019 and December 31, 2018.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2019	2018
(in thousands)		(as revised)
Net cash used in operating activities	$(39,541)	$(20,791)
Net cash used in investing activities	(18,635)	(86,734)
Net cash provided by financing activities	135,024	150,928
Net change in cash, cash equivalents and restricted cash	$76,848	$43,403

Cash Flows for the Six Months ended June 30, 2019

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $39.5 million, driven primarily by our net loss of $50.1 million as we incurred expenses associated with research activities on HMI-102, HMI-103 and HMI-202, and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $4.9 million, an increase in deferred rent of $1.0 million and an increase in working capital of $4.6 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $18.6 million, attributable to purchases of short-term investments of $189.5 million and purchases of property and equipment of $16.4 million, partially offset by maturities of short-term investments of $187.2 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $135.0 million, primarily due to the receipt of $134.6 million in net proceeds from the issuance of common stock in a public offering in April 2019.

Cash Flows for the Six Months ended June 30, 2018

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 of $20.8 million was primarily due to our net loss of $22.6 million (as revised) as we incurred expenses associated with research activities on our lead gene therapy program for PKU and research activities on other applications for our technology, changes in working capital of $1.2 million and changes in deferred revenues of $0.9 million, partially offset by changes in long-term deferred rent of $2.5 million and non-cash charges related to stock-based compensation expense of $0.9 million, depreciation expense of $0.5 million and accretion of discount on short-term investments of $0.1 million.

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

Funding Requirements

Our operating expenses increased substantially in 2018 and the first half of 2019 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, advance our preclinical activities including IND enabling studies, scale-up manufacturing processes, engage with CMOs and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase substantially as we expand our operations.

Specifically, our operating expenses and capital expenditures will increase as we:

•	pursue the preclinical and clinical development of HMI-102, HMI-103 and HMI-202;
•	pursue the preclinical and clinical development of other product candidates based on our gene editing and gene therapy technology;

•	further scale-up our internal manufacturing processes and capabilities and contract with CMOs to support our preclinical studies and clinical trials of our product candidates;
•	further expand our manufacturing capacity;
•	operate our business in our new larger facility with expanded research and development labs and manufacturing suites and purchase additional equipment for our operations;
•	in-license or acquire the rights to other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel; and
•	expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2019 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $295.8 million, or 86.7% of our total assets at June 30, 2019, and $214.7 million, or 82.9% of our total assets at December 31, 2018. Interest income earned on these assets was $3.0 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on June 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At June 30, 2019, our cash equivalents consisted of bank deposits, money market funds and repurchase agreements, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2019 and December 31, 2018.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $50.1 million and $22.6 million (revised) for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $145.9 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our operations as a public reporting company;

•	acquire or in-license other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under current and any future in-license agreements; and
•	further expand our cGMP manufacturing capacity.

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

Based upon our current operating plan, we believe that our existing cash resources, including the net proceeds from our recent follow-on offering in April 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021, including the top-line data readout for our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202 and our other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of August 1, 2019, we had 174 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Under our license agreements with each of City of Hope Medical Center, or COH, and California Institute of Technology, or Caltech, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations including potential payments to COH if we were to sublicense the COH technology to additional strategic collaborators. If these payments become due, we may not have sufficient funds available to meet our obligations or we may have to direct funds from other development efforts, and as a result, our development efforts may be materially harmed.

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

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (CBER) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

Additionally, under the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

In the European Union, the European Medicines Agency, or the EMA, has a Committee for Advanced Therapies, or CAT, that is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products. Advanced-therapy medical products include gene therapy medicine, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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

To date, we have not completed any clinical trials required for the approval of HMI-102 or any of our product candidates. Although we have initiated our Phase 1/2 pheNIX trial for HMI-102, we may experience delays in conducting any clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•	obtaining regulatory approval to commence a trial;
•

reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

On May 1, 2019, we received Fast Track designation for HMI-102 for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase deficiency through normalization of circulating phenylanine levels, and we intend to seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

We have received orphan drug designation for HMI-102, and we intend to seek orphan drug designation for our product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

We have received orphan drug designation for HMI-102 in the United States and Europe. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. We recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in April 2019. However, if we experience delays or are unable to scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

We also expect that operating as a public company will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board of Directors, our board committees or as executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, EMA rules and regulations and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in pre-clinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies. We do not have a long-term supply agreement with any of the third-party manufacturers, and we purchase our required supply on a purchase order basis. We recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in April 2019. However, if we experience delays or are unable to scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the clinical and commercial supply of our product candidates.

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

We intend to continue to rely on third parties to conduct, supervise and monitor our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.

We intend to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.

We intend to continue to rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. Our reliance on CROs for clinical development activities limits our control over these activities, but we will remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of August 1, 2019, we own three pending trademark applications in the United States, as well as 16 registered trademarks and 19 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchased them. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;

•	developments related to our existing or any future collaborations;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 62% of our outstanding voting stock as of June 30, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/2018

3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.2	4/3/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.,					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMOLOGY MEDICINES, INC.

Date: August 8, 2019	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 8, 2019	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)