Form 10-Q
period 2019-09-30
Homology Medicines, Inc.
filed 2019-11-12
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2019, the registrant had 44,034,647 shares of common stock, $0.0001 par value per share, outstanding.

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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	4
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	6
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	77
Item 4.	Mine Safety Disclosures	77
Item 5.	Other Information	77
Item 6.	Exhibits	78
Signatures		79

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	September 30, 2019	December 31, 2018
		(as revised)
Assets
Current assets:
Cash and cash equivalents	$77,559	$38,220
Short-term investments	192,113	176,517
Prepaid expenses and other current assets	4,407	6,948
Total current assets	274,079	221,685
Property and equipment, net	41,406	35,637
Restricted cash	1,274	1,772
Total assets	$316,759	$259,094
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,798	$15,732
Accrued expenses and other liabilities	7,818	5,040
Deferred rent	1,292	977
Deferred revenue	774	770
Total current liabilities	18,682	22,519
Non-current liabilities:
Deferred rent, net of current portion	9,888	9,470
Deferred revenue, net of current portion	30,367	30,750
Total liabilities	58,937	62,739
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 44,028,647 and 37,509,815 shares issued as of September 30, 2019 and December 31, 2018, respectively; and 43,956,070 and 37,358,526 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	4	3
Additional paid-in capital	433,071	292,187
Accumulated other comprehensive gain (loss)	254	(77)
Accumulated deficit	(175,507)	(95,758)
Total stockholders’ equity	257,822	196,355
Total liabilities and stockholders' equity	$316,759	$259,094

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
		(as revised)		(as revised)
Collaboration revenue	$441	$1,602	$1,103	$4,126
Operating expenses:
Research and development	25,691	13,394	69,056	31,667
General and administrative	6,038	3,843	16,431	12,213
Total operating expenses	31,729	17,237	85,487	43,880
Loss from operations	(31,288)	(15,635)	(84,384)	(39,754)
Other income:
Interest income	1,661	1,487	4,635	2,963
Total other income	1,661	1,487	4,635	2,963
Net loss	$(29,627)	$(14,148)	$(79,749)	$(36,791)
Net loss per share-basic and diluted	$(0.67)	$(0.38)	$(1.92)	$(1.42)
Weighted-average common shares outstanding-basic and diluted	43,904,812	37,273,402	41,503,545	25,849,608

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
		(as revised)		(as revised)
Net loss	$(29,627)	$(14,148)	$(79,749)	$(36,791)
Other comprehensive gain:
Change in unrealized gain (loss) on available for sale securities, net	68	28	331	52
Total other comprehensive gain	68	28	331	52
Comprehensive loss	$(29,559)	$(14,120)	$(79,418)	$(36,739)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(UNAUDITED)

	Convertible Preferred Stock $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at January 1, 2018	127,199,705	$137,762	2,637,011	$—	$800	$(73)	$(40,181)	$(39,454)
Vesting of common stock from option exercises	—	—	34,137	—	16	—	—	16
Issuance of common stock from option exercises	—	—	26,204	—	69	—	—	69
Stock-based compensation	—	—	—	—	380	—	—	380
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(10,217)	(10,217)
Balance at March 31, 2018 (as revised)	127,199,705	$137,762	2,697,352	$—	$1,265	$(86)	$(50,398)	$(49,219)
Conversion of convertible preferred stock into common stock upon initial public offering	(127,199,705)	(137,762)	24,168,656	3	137,759	—	—	137,762
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	10,350,000	1	150,842	—	—	150,843
Vesting of common stock from option exercises	—	—	27,364	—	(10)	—	—	(10)
Issuance of common stock from option exercises	—	—	11,530	—	16	—	—	16
Stock-based compensation	—	—	—	—	569	—	—	569
Other comprehensive gain	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(12,426)	(12,426)
Balance at June 30, 2018 (as revised)	—	$—	37,254,902	$4	$290,441	$(48)	$(62,824)	$227,573
Vesting of common stock from option exercises	—	—	35,749	—	51	—	—	51
Issuance of common stock from option exercises	—	—	19,412	—	(40)	—	—	(40)
Stock-based compensation	—	—	—	—	719	—	—	719
Other comprehensive gain	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(14,148)	(14,148)
Balance at September 30, 2018 (as revised)	—	$—	37,310,063	$4	$291,171	$(20)	$(76,972)	$214,183

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2019 (as revised)	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Vesting of common stock from option exercises	31,584	—	18	—	—	18
Issuance of common stock from option exercises	18,876	—	21	—	—	21
Issuance of common stock pursuant to employee stock purchase plan	28,311	—	396	—	—	396
Stock-based compensation	—	—	1,243	—	—	1,243
Other comprehensive gain	—	—	—	83	—	83
Net loss	—	—	—	—	(23,852)	(23,852)
Balance at March 31, 2019	37,437,297	$3	$293,865	$6	$(119,610)	$174,264
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,388,889	1	134,524	—	—	134,525
Vesting of common stock from option exercises	31,024	—	18	—	—	18
Issuance of common stock from option exercises	12,404	—	55	—	—	55
Stock-based compensation	—	—	1,970	—	—	1,970
Other comprehensive gain	—	—	—	180	—	180
Net loss	—	—	—	—	(26,270)	(26,270)
Balance at June 30, 2019	43,869,614	$4	$430,432	$186	$(145,880)	$284,742
Vesting of common stock from option exercises	16,104	—	11	—	—	11
Issuance of common stock from option exercises	43,429	—	209	—	—	209
Issuance of common stock pursuant to employee stock purchase plan	26,923	—	433	—	—	433
Stock-based compensation	—	—	1,986	—	—	1,986
Other comprehensive gain	—	—	—	68	—	68
Net loss	—	—	—	—	(29,627)	(29,627)
Balance at September 30, 2019	43,956,070	$4	$433,071	$254	$(175,507)	$257,822

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine months ended September 30,
	2019	2018
		(as revised)
Cash flows from operating activities:
Net loss	$(79,749)	$(36,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,599	726
Stock-based compensation expense	5,199	1,668
Amortization of premium on short-term investments	(1,601)	(389)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,541	(6,378)
Accounts payable	1,511	(571)
Accrued expenses and other liabilities	2,121	1,831
Deferred revenue	(379)	(1,484)
Deferred rent	733	6,905
Net cash used in operating activities	(65,025)	(34,483)
Cash flows from investing activities:
Purchases of short-term investments	(257,389)	(232,460)
Maturities of short-term investments	243,725	109,480
Purchases of property and equipment	(18,108)	(9,009)
Net cash used in investing activities	(31,772)	(131,989)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of discounts and issuance costs	—	150,843
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	134,524	—
Proceeds from issuance of restricted common stock	—	65
Proceeds from issuance of common stock from option exercises	285	45
Proceeds from issuance of common stock pursuant to employee stock purchase plan	829	—
Net cash provided by financing activities	135,638	150,953
Net change in cash, cash equivalents and restricted cash	38,841	(15,519)
Cash, cash equivalents and restricted cash, beginning of period	39,992	53,347
Cash, cash equivalents and restricted cash, end of period	$78,833	$37,828
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A convertible preferred stock into common stock upon initial public offering	$—	$42,994
Conversion of Series B convertible preferred stock into common stock upon initial public offering	$—	$94,768
Reclassification of liability for common stock vested	$47	$57
Property and equipment additions included in accounts payable	$682	$9,471
Property and equipment additions included in accrued expenses and other liabilities	$705	$—
Unrealized gain on available for sale securities, net	$331	$52

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

On April 1, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-230664) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $350.0 million for a period up to three years from the date of the filing. The Shelf became effective on April 9, 2019. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2019, no securities have been issued pursuant to the sales agreement.

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

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through September 30, 2019, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10). During the nine months ended September 30, 2019, the Company incurred a net loss of $79.7 million and as of September 30, 2019, had $175.5 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that existing cash, cash equivalents and short-term investments will enable the Company to continue its operations into the fourth quarter of 2021. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2019, and consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, accrued research and development expenses and useful lives assigned to property and equipment. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$77,559	$36,038
Restricted cash	1,274	1,790
Total cash, cash equivalents and restricted cash	$78,833	$37,828

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income (expense).

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

Revenue Recognition— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”), which amends the guidance for accounting for revenue from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (“ASC 605”), and creates a new Topic 606, Revenue from Contracts with Customers (“ASC 606”). On January 1, 2019, the Company adopted ASC 606 using the full retrospective transition method.

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

The promised goods or services in the Company’s arrangements would likely consist of a license, rights to the Company’s intellectual property or research, development and manufacturing services. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

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

The Company adopted ASC 606 effective January 1, 2019, using the full retrospective transition method. Under this method, the Company revised its condensed consolidated financial statements for prior period amounts as if ASC 606 had been effective for such periods. The references "as revised" used herein refer to revisions of data for the three and nine months ended September 30, 2019 and the year ended December 31, 2018 as a result of the adoption of ASC 606. The adoption of ASC 606 did not have an impact on periods prior to January 1, 2018. In addition to revisions to financial statement amounts and related tables, Note 10 has been revised to reflect the adoption of ASC 606.

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

Condensed Consolidated Balance Sheets
	December 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Current portion of deferred revenue	$770	$3,684	$(2,914)
Long-term portion of deferred revenue	$30,750	$29,474	$1,276
Accumulated deficit	$(95,758)	$(97,396)	$1,638

Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended September 30, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$1,602	$954	$648
Loss from operations	$(15,635)	$(16,283)	$648
Net loss	$(14,148)	$(14,796)	$648
Net loss per share attributable to common stockholders-basic and diluted	$(0.38)	$(0.40)	$0.02

	Nine Months Ended September 30, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$4,126	$2,704	$1,422
Loss from operations	$(39,754)	$(41,176)	$1,422
Net loss	$(36,791)	$(38,213)	$1,422
Net loss per share attributable to common stockholders-basic and diluted	$(1.42)	$(1.48)	$0.06

	For the Year Ended December 31, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$5,322	$3,684	$1,638
Loss from operations	$(59,926)	$(61,564)	$1,638
Net loss	$(55,577)	$(57,215)	$1,638
Net loss per share attributable to common stockholders-basic and diluted	$(1.95)	$(2.00)	$0.05

Condensed Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Net loss	$(36,791)	$(38,213)	$1,422
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(1,484)	$(62)	$(1,422)
Cash, cash equivalents and restricted cash, beginning of period	$53,347	$53,347	$—
Cash, cash equivalents and restricted cash, end of period	$37,828	$37,828	$—

	For the Year Ended December 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Net loss	$(55,577)	$(57,215)	$1,638
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	$(1,890)	$(252)	$(1,638)
Cash, cash equivalents and restricted cash, beginning of period	$53,347	$53,347	$—
Cash, cash equivalents and restricted cash, end of period	$39,992	$39,992	$—

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities in the balance sheet. The new standard provides for a modified retrospective application. ASU 2016-02 was initially effective for the Company beginning January 1, 2020 with early application permitted. In October 2019, the FASB approved an update that would delay the effective date of this standard for Company until the interim and annual period beginning after December 15, 2020, with early adoption permitted.

The Company plans to early adopt this standard on January 1, 2020. The Company is currently assessing the impact the standard will have on its condensed consolidated financial statements, including optional practical expedients that the Company may elect upon adoption and is progressing with an implementation plan. The implementation plan includes identifying the Company’s lease population as well as changes to processes and controls to support lease accounting and related disclosures under the new standard. The Company anticipates the adoption will result in an increase in assets and liabilities. The Company plans to finalize its assessment during the fourth quarter of 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2019, and reclassified restricted cash in the condensed consolidated statements of cash flows to be included in cash and cash equivalents. The reclassification was not material to the periods presented.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for the Company beginning January 1, 2020. Early application of this standard is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its condensed consolidated financial statements and related disclosures.

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

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

As of September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$36,883	$—	$—	$36,883
Repurchase agreements	41,200	—	—	41,200
Asset-backed securities	11,582	12	—	11,594
Commercial paper	23,074	—	—	23,074
Corporate debt securities	92,418	210	—	92,628
U.S. Treasury securities	64,794	36	(4)	64,826
Total	$269,951	$258	$(4)	$270,205

As of December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$31,740	$—	$—	$31,740
Asset-backed securities	19,541	—	(21)	19,520
Commercial paper	78,571	—	—	78,571
Corporate debt securities	54,511	—	(50)	54,461
U.S. Treasury securities	29,980	—	(6)	29,974
Total	$214,343	$—	$(77)	$214,266

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and nine months ended September 30, 2019 and 2018. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	September 30, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$36,883	$36,883	$—	$—
Repurchase agreements	41,200	—	41,200	—
U.S. Treasury securities	9	9	—	—
Total cash equivalents	$78,092	$36,892	$41,200	$—
Short-term investments:
Asset-backed securities	$11,594	$—	$11,594	$—
Commercial paper	23,074	—	23,074	—
Corporate debt securities	92,628	—	92,628	—
U.S. Treasury securities	64,817	—	64,817	—
Total short-term investments	$192,113	$—	$192,113	$—
Total financial assets	$270,205	$36,892	$233,313	$—

Description	December 31, 2018	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$31,740	$31,740	$—	$—
Commercial paper	5,974	—	5,974	—
U.S. Treasury securities	35	35	—	—
Total cash equivalents	$37,749	$31,775	$5,974	$—
Short-term investments:
Asset-backed securities	$19,520	$—	$19,520	$—
Commercial paper	72,597	—	72,597	—
Corporate debt securities	54,461	—	54,461	—
U.S. Treasury securities	29,939	—	29,939	—
Total short-term investments	$176,517	$—	$176,517	$—
Total financial assets	$214,266	$31,775	$182,491	$—

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

There were no transfers between fair value measure levels during the three and nine months ended September 30, 2019 and 2018.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Laboratory equipment	$10,085	$9,309
Manufacturing equipment	4,756	—
Computers and purchased software	611	248
Furniture and fixtures	1,386	1,066
Leasehold improvements	30,380	24,520
Assets not yet in service	895	2,602
	48,113	37,745
Less: accumulated depreciation and amortization	(6,707)	(2,108)
Total property and equipment, net	$41,406	$35,637

Depreciation expense for the three and nine months ended September 30, 2019 was approximately $1.7 million and $4.6 million, respectively, compared to $0.3 million and $0.7 million, respectively, for the three and nine months ended September 30, 2018. There were no disposals of property and equipment during the three and nine months ended September 30, 2019 and 2018. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s research and development, manufacturing and general office space in Bedford, Massachusetts, which the Company occupied as of December 31, 2018. Assets not yet in service consists of manufacturing equipment and furniture that was not yet in service.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$3,738	$3,370
Accrued research and development expenses	3,012	1,059
Accrued professional fees	578	195
Accrued unvested common stock subject to repurchase	48	112
Accrued other	442	304
Total accrued expenses and other liabilities	$7,818	$5,040

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

Future minimum lease payments, net of anticipated sublease payments, as of September 30, 2019 are as follows:

For the Years Ending December 31,	Amount (in thousands)
2019	$697
2020	2,810
2021	2,815
2022	2,987
2023	3,077
Thereafter	10,366
Total future minimum lease payments	$22,752

The lease agreement entered into in December 2017 allowed for a tenant improvement allowance not to exceed $10.9 million to be applied to the total cost of tenant improvements to the leased premises. The total tenant improvement allowance of $10.9 million was recorded as deferred rent incentives on the Company’s condensed consolidated balance sheets and is being recognized as a reduction to rent expense over the term of the lease. As of September 30, 2019, the remaining balance of deferred rent incentives totaled $8.6 million.

Rent expense, net of amortization of the deferred rent incentives, for the three and nine months ended September 30, 2019 was $0.4 million and $1.0 million, respectively, as compared to $0.5 million and $2.3 million for the three and nine months ended September 30, 2018. The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively, in conjunction with its current leases.

8. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. In February 2017 and July 2017, the Board of Directors amended the 2015 Plan to increase the number of shares available for issuance under the 2015 Plan to 2,446,323 and 3,225,346, respectively.

Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At September 30, 2019, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2019, an additional 1,494,341 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2018. At September 30, 2019, there were 2,643,252 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2019, an additional 373,585 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2018. At September 30, 2019, there were 672,331 shares available for future issuance under the 2018 ESPP.

The Company commenced offerings under the 2018 ESPP on September 1, 2018. Under the 2018 ESPP, employees may purchase common stock through after-tax payroll deductions at a price equal to 85% of the lower of the fair market value on the first trading day of an offering period or the last trading day of an offering period. The 2018 ESPP generally provides for offering periods of six months in duration that end on the final trading day of each February and August. In accordance with the Internal Revenue Code, no employee will be permitted to accrue the right to purchase stock under the ESPP at a rate in excess of $25,000 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of the Company’s common stock as of the first day of the offering period).

During the nine months ended September 30, 2019, 55,234 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. The Company recorded $0.1 million of stock-based compensation pursuant to the 2018 ESPP during the three and nine months ended September 30, 2019.

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

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$1,124	$326	$2,786	$626
General and administrative	863	393	2,413	1,042
	$1,987	$719	$5,199	$1,668

As of September 30, 2019, there was $22.0 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.6 years.

In determining the exercise prices for options granted, the Company’s Board of Directors considered the fair value of the common stock as of the grant date. For the awards that were granted prior to the Company’s IPO, the Board of Directors determined the fair value of the common stock at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s proposed products, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s length sales of the Company’s capital stock, including convertible preferred stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others. For awards granted after the Company’s IPO, the exercise price is equal to the closing price as quoted by Nasdaq on the grant date of the awards.

The assumptions used in the Black-Scholes option pricing model for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Expected volatility	62.4% — 63.2%	56.6% - 56.7%	62.4% — 64.7%	52.8% - 60.1%
Weighted-average risk-free interest rate	1.36% — 1.94%	2.77% - 3.00%	1.36% — 2.60%	2.33% - 3.00%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	6.25	6.25	6.25	5.5 - 7.6
Underlying common stock fair value	$15.92 — $21.45	$15.96 - $20.41	$15.92 — $30.34	$6.63 - $20.98

A summary of option activity under the Plans during the nine months ended September 30, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2019	3,203,122	$10.47	8.9	$39,018
Granted	854,315	$24.36
Exercised	(74,709)	$3.81
Cancelled/Forfeited	(106,300)	$18.17
Outstanding at September 30, 2019	3,876,428	$13.45	8.4	$26,517
Vested and expected to vest at September 30, 2019	3,876,428	$13.45	8.4	$26,517
Exercisable at September 30, 2019	1,423,217	$8.14	7.7	$15,263

The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $1.4 million and $1.6 million, respectively. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2019 and 2018 was $14.70 and $8.51, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2019	151,289
Vested	(78,712)
Issued	—
Repurchased	—
Unvested shares - September 30, 2019	72,577

As of September 30, 2019 and December 31, 2018, 72,577 and 151,289 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of $0.0 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at September 30, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2019	2018
Unvested common stock from early exercise of options	72,577	183,998
Stock options to purchase common stock	3,876,428	2,696,949
Total	3,949,005	2,880,947

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

The transaction price consists of the $33.3 million non-refundable upfront payment, net of amounts classified as equity, and projected reimbursable research and manufacturing activities, which have been estimated using the expected value method. None of the target fees or development and regulatory milestone payments have been included in the transaction price, as all are fully constrained. As part of the evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside of the Company’s control and is contingent upon the success of the Company’s preclinical studies, clinical trials, Novartis’ efforts and the receipt of regulatory approval. In addition, the Company has determined that the commercial milestones and sales-based royalties will be recognized when the related sales occur as they were determined to relate predominately to the licenses transferred to Novartis, and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company identified only one performance obligation in the Collaboration Agreement. Therefore, the Company will allocate the transaction price at the onset of the contract to the single performance obligation.

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2019, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $31.1 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which is expected to occur over a period of time that is estimated will conclude in 2027. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis as the Company performs the research, development and manufacturing services, which will likely vary from period to period.

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

During the three and nine months ended September 30, 2019, the Company recognized revenue under the Collaboration Agreement of $0.4 million and $1.1 million, respectively, of which $0.2 million and $0.4 million was included in deferred revenue at the beginning of each such period. During the three and nine months ended September 30, 2018, the Company recognized revenue under the Collaboration Agreement of $1.6 million and $4.1 million, respectively, of which $0.5 million and $1.4 million was included in deferred revenue at the beginning of each such period. As of September 30, 2019 and December 31, 2018, there was approximately $31.1 million and $31.5 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of September 30, 2019 and December 31, 2018, the Company has recorded accounts receivable of $0.3 million and $0.8 million, respectively, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through a gene therapy or nuclease-free gene editing modality across a broad range of genetic disorders. The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene correction, either through the replacement of an entire diseased gene in the genome with a whole functional copy or the precise repair of individual mutated nucleotides, by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene correction editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, bone marrow, muscle and eye, across both modalities—gene therapy and gene editing. We believe these advantages will allow us to safely provide transformative cures using either modality.

We have generated compelling preclinical data for our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU. PKU is an inborn error of metabolism caused by a genetic mutation that results in a potentially toxic buildup of phenylalanine, or Phe, an essential amino acid derived primarily from dietary protein. In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, which is designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently-controlled, dose-escalation study in adult patients aged 18–55 years old with classical PKU. We expect to report initial clinical data by the end of 2019. In addition to safety measures, the trial is also designed to evaluate reduction in serum Phe levels. Patients enrolled in the Phase 1/2 study receive a single intravenous administration of HMI-102. Safety data will inform the dose-escalation plan for additional patient cohorts and/or expansion of the clinical trial.

We continue to advance our gene editing modality and have generated in vivo preclinical data demonstrating achievement of gene correction efficiencies in the liver that are significantly greater than both nuclease-based and other AAV-based approaches and are at a therapeutic level in the preclinical model. We have nominated a lead gene editing product development candidate, HMI-103, for the treatment of PKU in pediatric patients. We have also nominated a lead gene therapy CNS product development candidate, HMI-202, for the treatment of metachromatic leukodystrophy, or MLD. We are conducting IND-enabling studies for both programs. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization.

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

We have internal process development and current Good Manufacturing Practices, or cGMP, manufacturing capabilities, including a 25,000 square foot cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing. Also, we amended our IND with the FDA to include the production of material for our Phase 1/2 pheNIX clinical trial in our internal cGMP facility and we are now actively producing material for the pheNIX trial in this facility.

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

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $1.1 million and $4.1 million (as revised) in collaboration revenue for the nine months ended September 30, 2019 and 2018, respectively. Since inception, we have incurred significant operating losses. Our net losses for the nine months ended September 30, 2019 and 2018 were $79.7 million and $36.8 million (as revised), respectively. As of September 30, 2019, we had an accumulated deficit of $175.5 million.

Our total operating expenses were $85.5 million and $43.9 million for the nine months ended September 30, 2019 and 2018, respectively. We expect our operating expenses to continue to increase substantially in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, which we commenced in June 2019 and for which we expect to report initial clinical data by the end of 2019, development activities including IND-enabling studies associated with our other gene therapy and gene editing product candidates, including HMI-202, our gene therapy product candidate for MLD, and HMI-103, our gene editing product candidate for PKU, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our preclinical and clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

We have incurred significant capital expenditures for the buildout of a facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this facility and in support of our product development candidates and research initiatives. We expect to incur additional capital expenditures in 2019 and beyond in support of our research and development activities and our manufacturing facility.

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing, and results of our ongoing research and development efforts, including clinical trials, of HMI-102;
•	the costs, timing, and results of our ongoing research and development efforts on HMI-103 and HMI-202, both of which are in IND-enabling studies;
•	the costs, timing, and results of our research and development efforts on current and future product candidates in our gene therapy and gene editing pipeline;
•

the costs and timing of process development and manufacturing scale-up activities, and the adequacy of supply of our product candidates for preclinical studies and clinical trials through CMOs and internal manufacturing;

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.1 million in collaboration revenue for the nine months ended September 30, 2019 (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

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
•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs and our internal technical operations team that manufacture our product candidates for use in our preclinical testing, our Phase 1/2 pheNIX clinical trial and additional potential future clinical trials;

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended September 30,		Decrease	Nine months ended September 30,		Decrease
(in thousands)	2019	2018	(Increase)	2019	2018	(Increase)
HMI-102 external development costs	$9,912	$4,975	$(4,937)	$26,234	$11,369	$(14,865)
Other development-stage programs' external development costs	3,785	—	(3,785)	9,890	—	(9,890)
Employee-related costs	7,355	4,106	(3,249)	20,812	10,134	(10,678)
Other research and development costs	4,639	4,313	(326)	12,120	10,164	(1,956)
Total research and development expenses	$25,691	$13,394	$(12,297)	$69,056	$31,667	$(37,389)

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance clinical trials of HMI-102 for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial, continue to advance both HMI-103 and HMI-202 through IND-enabling studies and potentially into clinical trials and continue to discover and develop additional product candidates.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through September 30, 2019 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as noted below.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”), which amends the guidance for accounting for revenue from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (“ASC 605”), and creates a new Topic 606, Revenue from Contracts with Customers (“ASC 606”). On January 1, 2019, we adopted ASC 606 using the full retrospective transition method.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		Decrease
	2019	2018	(Increase)
(in thousands)		(as revised)
Collaboration revenue	$441	$1,602	$1,161
Operating expenses:
Research and development	25,691	13,394	(12,297)
General and administrative	6,038	3,843	(2,195)
Total operating expenses	31,729	17,237	(14,492)
Loss from operations	(31,288)	(15,635)	15,653
Other income:
Interest income	1,661	1,487	(174)
Net loss	$(29,627)	$(14,148)	$15,479

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2019 was $0.4 million, compared to $1.6 million for the three months ended September 30, 2018 (as revised). We recognize revenues consistent with the pattern of performance of our research and development activities under our collaboration agreement with Novartis, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Three months ended September 30,		Decrease
(in thousands)	2019	2018	(Increase)
HMI-102 external development costs	$9,912	$4,975	$(4,937)
Other development-stage programs' external development costs	3,785	—	(3,785)
Employee-related costs	7,355	4,106	(3,249)
Other research and development costs	4,639	4,313	(326)
Total research and development expenses	$25,691	$13,394	$(12,297)

Research and development expenses for the three months ended September 30, 2019 were $25.7 million, compared to $13.4 million for the three months ended September 30, 2018. The increase of $12.3 million was primarily due to an increase of $4.9 million in direct research expenses, including CMO costs related to our HMI-102 program and other costs associated with our Phase 1/2 pheNIX clinical trial, a $3.8 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs as we advance through IND-enabling studies, a $3.2 million increase due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $0.3 million increase in other research and development costs related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $6.0 million, compared to $3.8 million for the three months ended September 30, 2018. The increase of $2.2 million was due to an increase in consulting expense of $1.0 million, an increase in employee-related costs of $0.8 million, an increase in legal costs of $0.3 million and an increase in costs associated with operating as a public company of $0.1 million. These increases were partially offset by a $0.3 million decrease in facilities costs, primarily as a result of a larger portion of facilities costs allocated to research and development expense in the third quarter of 2019.

Interest Income

Interest income for the three months ended September 30, 2019 was $1.7 million, compared to $1.5 million for the three months ended September 30, 2018. The increase was the result of higher average cash, cash equivalents and short-term investment balances for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Net Loss

Net loss for the three months ended September 30, 2019 was $29.6 million, compared to $14.1 million for the three months ended September 30, 2018 (as revised). The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Nine months ended September 30,		Decrease
	2019	2018	(Increase)
(in thousands)		(as revised)
Collaboration revenue	$1,103	$4,126	$3,023
Operating expenses:
Research and development	69,056	31,667	(37,389)
General and administrative	16,431	12,213	(4,218)
Total operating expenses	85,487	43,880	(41,607)
Loss from operations	(84,384)	(39,754)	44,630
Other income:
Interest income	4,635	2,963	(1,672)
Net loss	$(79,749)	$(36,791)	$42,958

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2019 was $1.1 million, compared to $4.1 million for the nine months ended September 30, 2018 (as revised). We recognize revenues consistent with the pattern of performance of our research and development activities under our collaboration agreement with Novartis, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Nine months ended September 30,		Decrease
(in thousands)	2019	2018	(Increase)
HMI-102 external development costs	$26,234	$11,369	$(14,865)
Other development-stage programs' external development costs	9,890	—	(9,890)
Employee-related costs	20,812	10,134	(10,678)
Other research and development costs	12,120	10,164	(1,956)
Total research and development expenses	$69,056	$31,667	$(37,389)

Research and development expenses for the nine months ended September 30, 2019 were $69.1 million, compared to $31.7 million for the nine months ended September 30, 2018. The increase of $37.4 million was primarily due to an increase of $14.9 million in direct research expenses, including CMO costs and other costs for our Phase 1/2 pheNIX clinical trial related to our HMI-102 program, a $9.9 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs, a $10.7 million increase due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities and a $2.0 million increase in other research and development costs related to laboratory supplies, research materials and services for the further advancement of our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $16.4 million, compared to $12.2 million for the nine months ended September 30, 2018. The increase of $4.2 million was due to an increased in employee-related costs of $2.7 million, an increase in consulting expenses of $1.2 million, an increase in legal costs of $1.0 million, an increase in costs associated with operating as a public company of $0.4 million and an increase in insurance expense of $0.3 million. These increases were partially offset by a $1.5 million decrease in facilities costs, primarily as a result of a larger portion of facilities costs allocated to research and development expense in the nine months ended September 30, 2019.

Interest Income

Interest income for the nine months ended September 30, 2019 was $4.6 million, compared to $3.0 million for the nine months ended September 30, 2018. The increase was the result of interest income generated on our higher average cash, cash equivalents and short-term investment balances due to the receipt of $134.5 million in net proceeds from the issuance of common stock in a public offering in April 2019.

Net Loss

Net loss for the nine months ended September 30, 2019 was $79.7 million, compared to $36.8 million for the nine months ended September 30, 2018 (as revised). The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant operating expenses, capital expenditures and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs and our capital expenditures will increase in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs and producing material in our internal manufacturing facility to support preclinical studies and clinical trials, expanding our research and development laboratories, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock in our IPO and a follow-on public offering, and the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised approximately $421.9 million in aggregate net proceeds through our IPO, a follow-on public offering of common stock in April 2019, and sales of our preferred stock. In addition, we received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, the latter of which is included in the proceeds from the sale of preferred stock.

On April 1, 2019, we filed a Registration Statement on Form S-3, or the Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $350.0 million for a period up to three years from the date of the filing. We also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale of up to an aggregate of $100.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The $100.0 million of common stock that may be issued and sold under the sales agreement reduced the available capacity under the Shelf. As of September 30, 2019, no securities had been issued pursuant to the sales agreement and there was $106.2 million of remaining capacity under the Shelf.

Cash Flows

Our cash, cash equivalents, short-term investments and restricted cash totaled $270.9 million and $216.5 million as of September 30, 2019 and December 31, 2018, respectively. We had no indebtedness as of September 30, 2019 and December 31, 2018.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2019	2018
(in thousands)		(as revised)
Net cash used in operating activities	$(65,025)	$(34,483)
Net cash used in investing activities	(31,772)	(131,989)
Net cash provided by financing activities	135,638	150,953
Net change in cash, cash equivalents and restricted cash	$38,841	$(15,519)

Cash Flows for the Nine Months ended September 30, 2019

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $65.0 million, driven primarily by our net loss of $79.7 million as we incurred expenses associated with research and development activities on HMI-102, HMI-103 and HMI-202, including the Phase 1/2 pheNIX trial for our HMI-102 program, and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $8.2 million, an increase in deferred rent of $0.7 million and an increase in working capital of $6.2 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $31.8 million, attributable to purchases of short-term investments of $257.4 million and purchases of property and equipment of $18.1 million, partially offset by maturities of short-term investments of $243.7 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $135.6 million, primarily due to the receipt of $134.5 million in net proceeds from the issuance of common stock in a public offering in April 2019.

Cash Flows for the Nine Months ended September 30, 2018

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 of $34.5 million was primarily due to our net loss of $36.8 million (as revised) as we incurred expenses associated with research and development activities on our lead gene therapy HMI-102 program for PKU and research and development activities on other applications for our technology, changes in working capital of $5.1 million, and amortization of premium on short-term investments of $0.4 million, partially offset by changes in long-term deferred rent of $6.9 million, non-cash charges related to stock-based compensation expense of $1.7 million and depreciation expense of $0.7 million.

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

Funding Requirements

Our operating expenses increased substantially through the third quarter of 2019 and are expected to increase substantially in the future in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, advance our preclinical activities including IND enabling studies, scale-up manufacturing processes, engage with CMOs, manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase substantially as we expand our operations.

Specifically, our operating expenses and capital expenditures will increase as we:

•	pursue the preclinical and clinical development of HMI-102, HMI-103 and HMI-202, as applicable;

•	pursue the preclinical and clinical development of other product candidates based on our gene editing and gene therapy technology;
•

further scale-up our internal manufacturing processes and capabilities, manufacture materials in our internal manufacturing facility and contract with CMOs to support our preclinical studies and clinical trials of our product candidates;

•	further expand our manufacturing capacity;
•	operate our business in our facility with expanded research and development labs and manufacturing suites and purchase additional equipment for our operations;
•	in-license or acquire the rights to other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel; and
•	expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our preclinical development and initial clinical trials for HMI-102, HMI-103 and HMI-202, as applicable;
•	the progress, costs and results of our additional research and preclinical development programs in gene therapy and gene editing;
•

the costs and timing of internal process development and manufacturing scale-up activities, the production of materials in our internal manufacturing facility, and outsourcing activities with CMOs associated with our lead product development programs and other programs we advance through preclinical and clinical development;

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

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2019 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $269.7 million, or 85.1% of our total assets at September 30, 2019, and $214.7 million, or 82.9% of our total assets at December 31, 2018. Interest income earned on these assets was $4.6 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on September 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At September 30, 2019, our cash equivalents consisted of bank deposits, money market funds and repurchase agreements, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2019 and December 31, 2018.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $79.7 million and $36.8 million (as revised) for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $175.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our lead product candidate, HMI-102. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of HMI-102, HMI-103, HMI-202 and any other product candidates. In addition, we may not be able to enter into any collaborations that will generate significant cash. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021, including the top-line data readout for our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We are heavily dependent on the success of HMI-102, our most advanced product candidate, and if HMI-102 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of HMI-102. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize this product candidate. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to HMI-102, which will require additional clinical development, management of clinical, and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of HMI-102, which may never occur. We cannot be certain that HMI-102 will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market HMI-102 from the FDA or other regulatory bodies, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market HMI-102 in the United States until it receives approval of a biologics license application, or BLA from the FDA, or in any foreign countries until it receives the requisite approval from such countries.

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

As of November 1, 2019, we had 184 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our most advanced product candidate, HMI-102, will require extensive clinical testing before we are prepared to submit a BLA for regulatory approval. We cannot predict with any certainty if or when we might complete the development of HMI-102 and submit a BLA for regulatory approval of HMI-102 or whether any such BLA will be approved by the FDA. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

Some of our potential therapeutic products involve editing the human genome. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene editing and gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene editing are unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, in April 2015, Chinese scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on gene editing of human eggs, sperm, and embryos. The Alliance for Regenerative Medicine in Washington, D.C. has called for a voluntary moratorium on the use of gene editing technologies in research that involved altering human embryos or human germline cells. Similarly, the NIH has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the United Kingdom prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

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

A Regenerative Medicine Advanced Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for HMI-102 or our other product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

RMAT designation does not change the standards for product approval, and there is no assurance that such designation or eligibility for such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop HMI-102, HMI-103, HMI-202 or any other product candidates, or could render further development impossible.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. While the Texas District Court Judge, as well as the current presidential administration and the Centers for Medicare and Medicaid Services, have stated that this ruling will have no immediate effect, it is unclear how this decision and subsequent appeals will impact the law. Further, the current presidential administration and Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

Risks Related to Our Dependence on Third Parties

We currently contract with third parties for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third-party manufacturers for the manufacture of certain materials for research programs, preclinical and clinical studies. We do not have a long-term supply agreements with all of the third-party manufacturers, and we purchase our required supply on a purchase order basis. We recently completed the build-out of a cGMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in April 2019. However, if we experience delays or are unable to scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the clinical and commercial supply of our product candidates.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital. Moreover, any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us. For example, Novartis can terminate our collaboration agreement for convenience on a target-by-target basis and, in February 2019, Novartis elected to discontinue the sickle cell disease program under our collaboration agreement effective in August 2019.

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

As part of any marketing approval, a manufacturer of HMI-102 is required to be licensed by the FDA prior to commercialization. This licensing process normally includes inspections by regulatory authorities that must be successful prior to them being licensed. Failure of manufacturing suppliers to successfully complete these regulatory inspections will result in delays. If supply from the approved supplier is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a BLA amendment or supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Thus, even if our patent applications issue as patents, they may not issue in a form that will provide us with meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of November 1, 2019, we own three pending trademark applications in the United States, as well as 19 registered trademarks and 14 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Arthur Tzianabos, Ph.D., our President and Chief Executive Officer, and Albert Seymour, Ph.D. our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 61% of our outstanding voting stock as of September 30, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

HOMOLOGY MEDICINES, INC.

Date: November 12, 2019	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 12, 2019	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)