Form 10-K
period 2019-12-31
Homology Medicines, Inc.
filed 2020-03-12
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38433

Homology Medicines, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3468154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Patriots Park Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 301-7277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FIXX	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2019 was approximately $514.0 million.

As of March 6, 2020, there were 45,202,999 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ii

PART I

Item 1. Business.

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through gene therapy or nuclease-free gene editing across a broad range of genetic disorders. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, muscle and eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel both gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our dual technology platform will allow us to provide transformative cures using either modality.

The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications.

We are currently in the dose-escalation portion of our Phase 1/2 pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU. Once a dose is chosen, we will initiate the randomized, concurrently controlled Part B of the trial, which has the potential to be converted to a registrational trial. In December 2019, in accordance with a corporate goal that we had established in early 2018, we reported encouraging initial clinical data from the pheNIX trial from Cohort 1 (low dose, n=2) and Cohort 2 (mid-dose, n=1) based on the data cutoff date of December 2, 2019. Preliminary safety data from Cohorts 1 and 2 showed HMI-102 was well-tolerated with no treatment-emergent adverse events, or TEAEs, or serious TEAEs. Efficacy data from the first patient in Cohort 2 suggested a dose-response effect with an observed reduction in phenylalanine, or Phe, levels from baseline and a corresponding increase in tyrosine, or Tyr, which translated to an overall reduction in the phenylalanine to tyrosine ratio, or Phe/Tyr ratio, suggestive of increased enzymatic activity. Phe levels have been evaluated as a primary registrable endpoint in previous PKU clinical trials, Tyr is a product of Phe metabolism and a precursor to neurotransmitters, and the Phe/Tyr ratio is a clinically relevant diagnostic measurement for PKU.

We are in IND-enabling studies with HMI-202, our lead gene therapy CNS product development candidate for the treatment of metachromatic leukodystrophy, or MLD. This represents our first CNS program as we are leveraging the ability of our AAVHSCs to cross the blood-brain-barrier as well as the blood-nerve-barrier.

We are in IND-enabling studies with HMI-103, our lead gene editing product development candidate for the treatment of PKU in pediatric patients. We have generated in vivo preclinical data demonstrating achievement of gene integration efficiencies in the liver that correspond with Phe correction in a PKU murine model, are significantly greater than other adeno-associated virus, or AAV, based approaches and we believe are at a therapeutic level in the preclinical model.

We have internal process development and Good Manufacturing Practices, or GMP, manufacturing capabilities, including a 25,000 square foot GMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing. We have a commercial manufacturing process. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have now executed our manufacturing platform at the 2,000-liter bioreactor scale.

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

Since our inception in 2015, we have raised approximately $444 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, encouraging initial clinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

Our Opportunity in Genetic Medicines

We are currently focused on monogenic diseases where the genetic abnormality is known to occur in a single gene. The majority of monogenic diseases harbor thousands of individual mutations within the diseased gene, each resulting in a loss of function. Adding a functional gene to the cell where there is a missing or mutated gene or replacing an entire diseased gene with a whole functional gene are the optimal therapeutic approaches for addressing these monogenic disorders. This can be accomplished either through a method of gene therapy called gene transfer in slowly or non-dividing cells, or through a method of gene editing called gene integration in rapidly dividing cells.

The current focus of most nuclease-based gene editing companies is gene knockout, or knocking out a diseased gene to prevent the expression of an undesired protein. Since gene knockout does not result in a fully-corrected gene, this method can only potentially address the minority of monogenic diseases where a diseased protein requires knock-down or inactivation. Our HR-driven gene editing approach aims to achieve functional gene integration into the patient’s genome and potentially address the majority of monogenic diseases by replacing an entire diseased gene with a whole functional gene. Our gene therapy approach, on the other hand, seeks to introduce a functional copy of a defective gene into a patient’s own cells, but not incorporate such copy into the patient’s genome. This method results in the expression of the therapeutic protein of interest without changing the genome.

DNA Repair Pathways

Human cells harbor two primary independent pathways to maintain the integrity of DNA: homologous recombination, or HR, and non-homologous end joining, or NHEJ, which are described below:

•

HR is a process in which cells repair DNA through highly precise incorporation of correct DNA sequences that are homologous, or matching, to the site of damage. HR has evolved to repair DNA with high fidelity and avoids the introduction of unwanted mutations at the site of correction. In the late 1990s, researchers discovered that certain AAV vectors deliver gene sequences into the genome specifically through the HR process. These AAV vectors delivered long single strands of homologous DNA to specific regions in the genome and induced the HR pathway, but their low efficiency of approximately 1% limited their use as a viable option for in vivo therapeutics.

•

NHEJ is a less selective, error-prone process that rapidly joins the ends of broken DNA resulting in a high frequency of insertions or deletions at the break site. The discovery of nuclease-based gene editing technologies provided researchers with novel tools to specifically introduce DNA breaks into the genome. The most common repair pathway following a DNA break is NHEJ. Despite high potential for error, the majority of nuclease-based gene editing approaches primarily utilize the NHEJ pathway.

We believe the major limitation of nuclease-based gene editing is the preferential utilization of the error-prone NHEJ pathway instead of the HR pathway. Because of this preference, the greatest utility of nuclease-based gene editing technologies may lie in their ability to knockout genes rather than replace an entire diseased gene in the genome with a whole functional copy. Furthermore, the use of nuclease-based gene editing technologies for insertion of a corrective sequence carries the risk of unwanted mutations from NHEJ including insertions and deletions or opposite orientation insertion of the template DNA, and also requires the separate delivery of both nuclease and homologous DNA template to the same location at the same time.

We believe the unique characteristics of our genetic medicines platform will allow us to focus on the HR pathway, enabling precise nuclease-free gene integration with improved efficiency and a broader set of disease targets.

Our Approach

Our product development strategy is to continue to develop in parallel both gene therapy and gene editing modalities, and to choose the method we believe is best suited from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit, all while initially leveraging the experience from our gene therapy modality to further advance our gene editing modality. Refer to Figure 1 below for a graphical depiction of our platform.

Figure 1. Our Genetic Medicines Platform.

While others are working on identifying and testing ways to mitigate the inherent risk in working with nucleases, our approach avoids the use of nucleases entirely. By targeting the HR pathway, our proprietary AAVHSCs mitigate the risks of nuclease-based technologies and have the potential to overcome other AAV vector limitations by combining the precision and high fidelity of HR with highly efficient in vivo gene integration, which we believe is capable of providing potential cures for a wide range of rare genetic diseases.

Our novel AAVHSCs are packaged with either a gene therapy or a gene editing construct. The gene editing construct includes lengthy guide sequences, or homology arms, which are designed to enable the specific alignment to the desired genomic location and then, through the natural process of HR, enable correction of the diseased gene in the genome by replacement with a whole functional copy. Our gene therapy construct includes a functional copy of the gene and a promoter sequence that is designed to enable the gene to be turned on in the cell and ultimately transcribed to express the therapeutic protein of interest without integrating into the genome. Refer to Figure 2 below for a graphical depiction of how our AAVHSCs are designed to enable each therapeutic modality.

Figure 2. How our AAVHSCs are designed to enable each therapeutic modality.

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

•

Ability to perform nuclease-free gene editing mediated by HR with high gene integration efficiency. Our suite of 15 novel AAVHSCs are designed to enable us to take advantage of the precise and high-fidelity process of HR-directed gene insertion for nuclease-free gene editing while achieving gene integration efficiencies that we believe are in therapeutic ranges and significantly higher than both nuclease-based and other AAV-based approaches. While nuclease-based gene editing technologies have achieved high gene knockout efficiencies in preclinical studies, they have shown limited published evidence of gene integration efficiencies to date.

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

•

High precision and lack of unwanted off-target or on-target DNA modifications. Our gene editing approach leverages HR, which makes DNA repairs with high fidelity, and enables us to precisely perform gene integration without unwanted off- and on-target modifications. Furthermore, we are able to directly measure and confirm those modifications throughout the entire genome to ensure only the intended changes are made.

•

Ability to target multiple tissues. In preclinical studies, intravenous administration of our suite of AAVHSCs has demonstrated unique biodistribution properties across the serotypes and the ability to target a wide variety of tissues including the liver, CNS, PNS, muscle, bone marrow, eye and heart, enabling us to potentially address a broad range of monogenic diseases. We have demonstrated the ability to cross the blood-brain barrier in non-human primate studies using intravenous delivery which may provide us with unique advantages in addressing CNS diseases.

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

•

Ability to target a broad range of patients given low frequency of pre-existing neutralizing antibodies. We believe our AAVHSCs can target a broad range of patient populations given the low prevalence of preexisting neutralizing antibodies relative to other AAV vectors.

Our Pipeline Strategy

We believe our genetic medicines platform can be applied broadly to treat and potentially cure a wide range of genetic diseases, and we have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are initially pursuing monogenic diseases where we know exactly what we are seeking to correct and exactly which gene to insert into patients’ cells. We are prioritizing monogenic diseases with significant unmet medical needs, validated regulatory pathways, well-accepted biomarkers and significant commercial opportunities. We are currently focused on developing product candidates to treat monogenic diseases in the liver, CNS, bone marrow, and the eye, given that our AAVHSCs naturally show a high degree of tropism or ability to enter cells in these organs and organ systems. These tissues are affected in many rare genetic diseases.

Our initial focus areas include developing product candidates for intracellular, inborn errors of metabolism and other genetic conditions that are especially well-suited to correction by our gene editing or gene therapy methods. In slow- or non-dividing cells (e.g., CNS and adult liver cells), gene therapy can potentially be curative, while rapidly dividing cells (e.g., hematopoietic CD34+ cells and pediatric liver cells) require a gene editing approach to provide a permanent correction in the genome that can be replicated with each cell division. We are purposefully deploying our proprietary AAVHSCs in certain indications first with a gene therapy approach followed by a gene editing approach, in order to maximize the likelihood of translating our platform into widespread clinical and commercial success.

We are building a deep pipeline across a wide range of diseases and tissue types to leverage the broad potential of our platform. We believe we have validated our AAVHSC platform in the liver based on the early results from our Phase 1/2 trial with HMI-102 and we are also in IND-enabling studies with a gene editing development candidate for pediatric PKU. We have completed a comprehensive in vivo biodistribution study in non-human primates in which 11 of our AAVHSCs crossed the blood-brain barrier and the blood-nerve barrier, and we are in IND-enabling studies with a gene therapy development candidate for MLD. We continue our discovery efforts across multiple targets, including the liver, CNS, human stem cells and ophthalmology. We also may selectively enter into strategic alliances with pharmaceutical or biopharmaceutical companies to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

Our Product Pipeline

The current status of our programs is summarized in the table below:

Our Strategy

Our goal is to transform the lives of patients suffering from severe genetic diseases by using gene editing and gene therapy to cure the underlying cause of the disease. The critical components of our strategy to achieve this goal include:

•

Transform the treatment paradigm for rare genetic diseases with the delivery of single-administration curative therapies. Utilizing our proprietary AAVHSCs, we intend to deliver genetic medicines in vivo via a single administration to address the underlying genetic problem in a given disease. For each of the programs in our pipeline, we have identified the mutations of a specific gene that we believe can potentially be addressed by introducing a functional copy of a defective gene via gene therapy, or by replacing an aberrant gene with a healthy one via HR-driven gene integration, resulting in specific integration into the patient’s genome. Our genetic medicines platform allows us to choose the best suited modality for each disease we pursue, and we believe our nuclease-free editing approach will provide life-long clinical benefits for patients.

•

Advance our pipeline programs through clinical proof-of-concept and commercialization. We are continuing to advance the Phase 1/2 pheNIX clinical trial with investigational HMI-102 gene therapy for adults with PKU at multiple sites in the U.S., and have reported encouraging initial clinical data in 2019. We believe that our approach of initially utilizing one of our AAVHSCs for gene therapy in adult PKU patients while, in parallel, advancing gene editing for pediatric PKU patients will maximize the efficiency of our pipeline development while providing potential solutions for the unique needs of each particular PKU patient population. Given the well-defined nature of PKU and the concentration of treatment centers, we intend to bring HMI-102, if approved, to patients through a small, targeted internal commercial organization.

•

Continue to expand our pipeline within existing therapeutic areas and expand into new therapeutic areas. We are focused on applying the transformative potential of our genetic medicines platform to develop treatments for patients with monogenic diseases. Initially, we are targeting diseases occurring in the liver, the

CNS, the eye and the hematopoietic system. Given the ability of our AAVHSCs to deliver to a wide range of disease-relevant tissues, we believe there are many additional indications for which our technology may be applicable, including other inborn errors of metabolism, lysosomal storage diseases, hematological diseases, and ophthalmic diseases, as well as for in vivo cell therapy. Our research and development collaboration with Novartis for select ophthalmic targets and other exploratory disease areas illustrates the broad potential of our platform. In addition to our Novartis collaboration, we may also choose to selectively collaborate to expand the indications we can pursue and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

•

Strengthen our platform by leveraging our discovery and development capabilities and selectively collaborating. We are committed to investing in our research and development activities to expand the capabilities of our platform, specifically our AAVHSCs as well as HR gene editing technology. We are optimizing our AAVHSC genetic medicines platform with focused efforts on AAVHSC characterization, gene therapy and editing construct design and screening, and genomic assays to characterize and quantify our editing technology. To augment our own efforts, we intend to continue to collaborate with academic institutions to pursue new scientific and therapeutic insights and strengthen our position as a leader in gene integration.

•

Control manufacturing through our in-house capabilities. We have developed an internal process development platform that accommodates both gene therapy and gene editing technologies. We have constructed a 25,000 square foot GMP manufacturing facility with 1,500 liters of active capacity that is designed to accommodate all pipeline programs, and we are currently producing clinical material for the pheNIX trial in this facility. Additionally, we have now executed our manufacturing platform at the 2,000-liter bioreactor scale. We believe the quality, reliability and scalability of our gene editing and gene therapy manufacturing approach is a core competitive advantage crucial to our long-term success and that internal manufacturing capabilities will further safeguard our intellectual property.

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

Our Genetic Medicines Platform

Our proprietary genetic medicines platform is built on our novel AAVHSCs, which allow us to choose the best suited modality from either gene integration or gene therapy for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the target tissues exhibit. The unique characteristics of our platform enable nuclease-free gene editing, specifically gene integration, and broad, systemic tissue distribution. Our AAVHSCs are designed to directly integrate corrective DNA through HR with therapeutically relevant efficiencies. Our HR-based gene editing approach utilizes a single component AAV system that contains everything required to selectively edit DNA with no need for exogenous nucleases or editing machinery. This single-component system simplifies the manufacturing and delivery of our therapeutics. Our AAVHSCs are naturally occurring and have been modified to be non-replicating to minimize potential safety issues. We believe our platform’s combined attributes will allow us to develop more efficient and safer therapeutics for a wide range of genetic diseases.

Homologous Recombination—A Powerful Basis for Gene Editing

Unlike other gene editing approaches, our technology is based on the natural DNA repair process of HR and is designed to enable precise and efficient gene integration without an exogenous nuclease. HR is a process that is used by cells to repair DNA through the incorporation of a template of homologous DNA. This pathway is not prone to the nucleotide insertions and/or deletions that occur frequently in the NHEJ process.

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

Our genetic medicines platform induces the endogenous HR cellular process using our AAVHSCs to insert replacement or corrective genes into cells that contain mutated or deleterious genes (refer to Figure 3 below). We engineer our AAVHSCs to contain long, single-stranded DNA corrective sequences highly specific to the target region in the genome. These single-stranded DNA molecules are then delivered to cells in our AAVHSC vectors, which we believe results in precise and efficient gene integration via the HR pathway. The design of our long and specific sequences, up to the 4.7 kilobase packaging limit of our AAVHSCs, is intended to significantly reduce the risk of off-target integration. Based on the packaging size of our AAVHSCs, we believe our caspids are capable of accommodating and delivering up to approximately 85% of the genes in the human genome and thus have the ability to address a significant majority of genetic disorders. The engagement of the HR pathway to drive gene integration results in a highly precise and efficient on-target integration, without introducing unwanted mutations at the corrective site. These guide sequences can be engineered to be as long as necessary to deliver highly efficient HR-based on-target correction while significantly minimizing off-target effects. We typically use homology arms as long as 1,600 base pairs of DNA to target corrective gene sequences into precise regions of the genome, in contrast to the guide sequences used in CRISPR/Cas 9-based gene editing, which are typically less than 30 base pairs in length. We also benefit from the ability of our platform to utilize HR to precisely insert gene sequences into the DNA of cells, similar to how mammalian cells repair their own DNA. This is a key distinction from approaches that rely on exogenous nucleases that were initially identified in organisms, such as bacteria, and evolved just to cut DNA. In order to bring about the excision and subsequent replacement that some forms of gene editing require, those other approaches must combine multiple additional techniques and deliver into the cell the requisite cellular machinery at the right place at the same time, increasing the complexity of the task, introducing the possibility of integrating the wrong DNA due to non-HR-based repair mechanisms, and reducing the likelihood of success.

Figure 3. Schematic of homologous recombination.

Our Proprietary AAVHSCs

Our genetic medicines platform is based on a suite of 15 proprietary AAVHSCs which we can deploy with either gene therapy or gene editing constructs. Both applications rely on a unique ability of our AAVHSCs to efficiently target multiple tissues in the body. Our AAVHSCs were isolated from human stem cells and we believe they can direct nuclease-free gene integration with higher efficiency relative to that indicated in published data for other AAV-based gene editing approaches. Our genetic medicines platform is based on gene editing and gene therapy technologies resulting from the pioneering work conducted on AAVHSCs in the laboratory of COH. Our AAVHSCs display the following advantages:

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

Ability to Perform  In Vivo Nuclease-free Gene Editing Mediated by HR

To demonstrate the utility of AAVHSC-mediated gene editing in vivo, we conducted a series of experiments at our headquarters. We obtained preclinical proof-of-concept for in vivo editing efficiency and tissue-specific expression through the design of a promoter-less luciferase construct targeting the murine Factor 8, or F8, locus using AAVHSC15. F8 is a locus in the murine genome that is known to have a strong promoter but is expressed only in the liver. The editing cassette was flanked by 800bp homology arms with sequences homologous to an insertion site within intron 6 of the murine F8 gene. The expression cassette (hereafter mF8-Luc) also included a canonical splice acceptor sequence for splicing into the endogenous F8 transcript and a ribosomal skipping 2A element for independent translation of the F8 and luciferase proteins. The luciferase transcript was terminated by an SV40pA element.

AAVHSC15 packaging the promoter-less F8 targeting cassette (AAVHSC15-mF8-Luc) was administered by a single intravenous injection to albino-B6 mice to evaluate the level of targeted integration and expression from the murine F8 locus. Six- to seven-week-old albino-B6 mice were dosed with AAVHSC15-mF8-Luc and reporter expression was followed over time. High levels of luciferase expression in livers of mice transduced under these conditions were observed. Bioluminescence increased within a week post-dosing, reached a maximum within 1-2 months and remained significantly above that observed in vehicle-treated mice until the end of the study at 470 days post-dosing (*= P<0.0001 vs vehicle). Ex vivo imaging of tissues harvested on Day 470 showed highest luciferase expression within liver (*=p<0.008 vs vehicle), greater than 100-fold higher than other tissues assessed (**=P<0.0001 vs other tissues), demonstrating specificity of tissue targeting by AAVHSC15-mF8-Luc (refer to Figure 4 below). At 470 days post-dosing, vector genome levels within livers of treated mice were on average 4.7 ± 2.7 vector genomes/allele.

Figure 4. In vivo gene editing proof-of-concept at the murine F8 locus.

To molecularly characterize AAVHSC15-mF8-Luc-mediated genome editing, a ddPCR-based quantitative F8 editing assay was established. A combination of a F8 locus specific primer and probe and editing vector specific primer and probe in the FAM and HEX channel, respectively, were used to calculate the fraction of F8 loci that have an inserted luciferase transgene. Editing signal in this assay showed linear detection between 0 and 30% allele frequencies based on a standard curve of known molar ratios of edited/unedited alleles. Assay signal was specific as digestion of input DNA with HindIII prior to the ddPCR assay separated the payload from the genomic reference, causing each target to segregate independently within each droplet eliminating the editing signal.

Genomic DNA was isolated from livers of treated mice at termination of the study at 470 days post-dosing and editing of the murine F8 locus was assessed by the ddPCR editing assay. Mice treated with AAVHSC15-mF8-Luc at this initial low dose of 5e12 vg/kg showed a statistically significant increase in genome editing efficiencies with up to 2.8% of alleles edited (mean 0.8% of alleles edited with a range of editing efficiencies 0.2-2.8%; p<0.03 vs. vehicle). These data demonstrate that AAVHSC15 mediated long-term in vivo editing of the targeted locus within the liver of mice at this dose.

To assess whether expression from AAVHSC15-mF8-Luc was episomal, an AAVHSC15-Luc editing vector was prepared with the splice acceptor sequences removed (designated AAVHSC15-D2AmF8-Luc) but maintained an intact Met initiator codon. Relative to an IV injection of vehicle alone, injection of AAVHSC15-mF8-Luc increased luciferase expression at Days 3, 7, and 14 post-dosing, similar to the results described above. By contrast, luciferase expression was reduced >95% for mice that received an identical dose of AAVHSC15-D2AmF8-Luc (refer to Figure 5 below).

Figure 5. In vivo gene editing proof-of-concept at the murine F8 locus.

Ability to Introduce Entire Gene into the Genome Mediated via HR

Initial data supporting the targeted integration of entire genes using AAVHSCs into the genome have been previously published. We have expanded on those initial studies by demonstrating the targeted integration of a full-length luciferase gene into the murine F8 locus, as described above and illustrated in Figures 4 and 5. This preliminary proof of principle led to the discovery and development of a therapeutic program for pediatric PKU focused on the targeted integration of a full-length PAH cDNA into the human PAH locus. We have successfully inserted full-length cDNA encoding luciferase and PAH into two separate genomic regions in vivo reaching levels of efficiency required for therapeutic efficacy. HMI-103, the development candidate for pediatric PKU is described in detail below.

The ability to introduce entire genes specifically into the genome at these efficiencies provides an opportunity to target multiple monogenic diseases where the correction of a defective gene would result in therapeutic benefit. Given that a majority of monogenic diseases harbor mutations that render the gene inactive, we believe our gene integration modality can be expanded well beyond our initial focus on liver-based inborn errors of metabolism.

High Precision and Lack of Unwanted Off-target or On-target DNA Modifications

Using next-generation sequencing technologies, we have developed methodologies to test for on-target mutations at the site of integration. Using these methods, we observed that HR using our AAVHSCs is very precise at the site of correction. We did not detect any co-incident random mutations at or above our lower limit of detection (0.5%) or inverted terminal repeat, or ITR, sequences at the site of integration.

We developed a method to enable whole genome unbiased next-generation sequencing for the detection and mapping of off-target integration sites. By leveraging the potential ability of our AAVHSCs to drive HR-based targeted integration we can utilize next-generation sequencing technologies to identify and quantify where the inserted sequence maps. Using this method, and testing integration into the human AAVS1 locus, we estimate that 99.967% of insertions (>2.2 million reads) are at the targeted site and that the balance is within expected background of the assay. We have expanded on this assay to characterize the on-target precision of integration at the PAH locus in support of HMI-103, described below.

Ability to Target Multiple Tissues

In preclinical studies, intravenous administration of our suite of AAVHSCs has demonstrated the ability to target a wide variety of tissues including the liver, CNS, PNS, muscle, bone marrow, eye and heart. Specifically, we have generated evidence of our AAVHSCs’ ability to target a number of tissues including:

•	neurons throughout the brain, spinal cord, and dorsal root ganglion by crossing the blood-brain barrier and the blood-nerve barrier;
•

retinal ganglion cells and neurons of the retinal outer nuclear layer; we have also demonstrated the ability to target retinal tissue via intravenous injection as well as multiple layers of target cells, including photoreceptors, retinal pigment epithelial cells and horizontal cells, through sub-retinal injection;

•	skeletal muscle myocytes in all skeletal muscle tissues examined, including gastrocnemius, soleus, diaphragm, esophagus, and biceps;
•	cardiomyocytes throughout the heart; and
•	extensive liver tropism.

In vivo Administration with a Single Component Delivery System

Our platform is designed to perform gene integration at higher efficiency without the use of a nuclease, enabling us to deliver genetic medicines in vivo using a single vector system (refer to Figure 6 below). Existing nuclease-based gene editing technologies, when replacing a defective gene with a functional gene through gene editing, require the use of two or more different vector constructs in combination to perform their gene editing functions. One or more vector constructs house the nuclease, and the other vector construct houses the DNA template, and all vectors must reach and penetrate the specific target cell at the same time to edit the DNA. In contrast to these nuclease-based gene editing technologies, our AAVHSC technology is a single component system that contains everything required to selectively integrate DNA with no need for additional exogenous nucleases, template DNA or editing machinery.

We believe our ability to perform gene integration at efficiencies that are greater than both nuclease-based and other AAV-based approaches, coupled with our single component delivery system, enable us to administer genetic medicines in vivo. We believe the advantages of in vivo administration of therapeutics via a single component delivery system include the following:

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

Figure 6. Our nuclease-free AAVHSC single component gene editing construct vs. nuclease-based multiple component gene editing construct for gene editing applications.

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

HMI-102 for Treatment of PKU in Adult Patients and HMI-103 for Treatment of PKU in Pediatric Patients

Our lead program, HMI-102, is an AAVHSC vector gene therapy candidate designed to treat PAH deficiency, the underlying genetic cause of PKU. We have received orphan drug designation from the FDA and the EMA for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102 gene therapy for adults with classical PKU at multiple sites in the U.S. and reported encouraging initial clinical data in December 2019. HMI-102 is intended to treat adult patients with deficiencies in PAH regardless of the specific underlying PAH mutation. We are also developing HMI-103, an AAVHSC vector gene editing candidate, to address the pediatric PKU population. HMI-103 is designed to replace the defective PAH gene through the targeted integration of a normal copy into the PAH genomic region. We are in IND-enabling studies with HMI-103.

PKU Disease Overview

PKU is an inborn error of metabolism that results from mutations in the PAH gene. PAH is an enzyme that is normally expressed in the liver and is necessary to metabolize dietary phenylalanine, or Phe, to the amino acid tyrosine. Tyrosine is a product of Phe metabolism and a precursor to neurotransmitters, and its increase indicates increased enzymatic activity. PKU results from mutations in PAH that render its enzymatic activity deficient. If it is not metabolized by PAH, Phe builds up throughout the body, including in the blood and the nervous system. Approximately 75% of all dietary Phe is typically metabolized by PAH so the absence of PAH leads directly to the pathological excess of Phe as well as a deficiency of tyrosine. Excessive blood Phe and low levels of tyrosine result in intellectual disability, which is possibly caused by a variety of mechanisms including effects on neuronal development, myelination, and neurotransmitter synthesis. Blood Phe is an easily measurable and translatable biomarker. It is also a validated clinical endpoint in clinical trials for PKU, facilitating both a rapid path to the clinic and characterization of therapeutic response.

Newborns in all 50 states are screened for PKU. It has been estimated that the incidence of PKU in the United States is one in 12,707, which translates to approximately 350 cases per year with an overall prevalence of 16,500. It has also been estimated that the prevalence of PKU in the European Union is 25,000. Worldwide, the estimated prevalence is 50,000 with 1,000 to 1,500 new cases annually.

The majority of patients are identified soon after birth and are primarily treated by dietary restriction of Phe. While Phe-restricted diets have dramatically reduced the intellectual deficiencies associated with this disease, they fail to address the cognitive and behavioral problems that continue throughout a patient’s life. Lifetime adherence to a Phe-restricted diet is challenging and blood Phe within the recommended range is not achievable for the vast majority of patients. The inability to achieve recommended levels of Phe results in neurological as well as metabolic problems. Long-term studies in adults identify neurocognitive, psychosocial, quality of life, growth, nutrition, bone pathology and maternal PKU outcomes that are suboptimal despite early and continuous treatment with diet. In a retrospective study of PKU patients young children were adherent to Phe-restricted diet, whereas most adolescents (79%) did not achieve recommended Phe levels, and 88% of adults were no longer on a Phe-restricted diet. Relaxing of dietary restrictions beyond preschool years, or failure to adhere to physician-assigned diets, which is the current guideline for most adolescents and adults, results in loss of metabolic control and wide fluctuations in Phe levels that are both directly associated with progressive neurological damage.

We conducted a five-year retrospective chart review of PKU patients, which confirmed key elements of our proposed Phase 1/2 clinical trial design. Consistent findings from two PKU academic centers of excellence in the U.S. in 152 PKU patients showed that actively monitored patients, including those on restrictive low Phe diet, had Phe levels well-above the recommended threshold of 360 umol/L, based on current U.S. treatment guidelines, underscoring the need for treatments that restore the normal biochemical pathway (refer to Figure 7 below). Furthermore, we confirmed that Phe continues to be higher, even on standard of care, in the classical PKU population, defined as patients with Phe levels greater than 1200 umol/L (66% of the study population) without treatment, and was significantly elevated in the adult population compared to those patients who were less than 18 years of age. These findings were published in Molecular Genetics and Metabolism in December 2019.

Figure 7. Retrospective five-year chart review demonstrates actively monitored adult classical PKU patients across two academic centers have Phe levels >700 umol/L.

Current Treatments

There are currently no available treatments that address the core underlying genetic biochemical defect in PKU, the deficiency of PAH.

Saproterin dihydrochloride, or Kuvan, is an FDA-approved therapy to reduce elevations in serum Phe. Saproterin is a synthetic version of BH4, a cofactor that is required for PAH activity. Treatment with BH4 can activate residual PAH enzyme activity, improve the normal oxidative metabolism of Phe, and decrease Phe levels in some patients, however clinical data suggests that saproterin is not fully effective in lowering high serum levels of Phe back to normal levels and must be used in conjunction with a low Phe diet. Worldwide sales of Kuvan were $463 million in 2019.

Pegvaliase, or Palynziq, is a pegylated plant-derived enzyme called phenylalanine ammonia lyase that was approved in the U.S. by the FDA in 2018 and in Europe by the EMA in 2019. This approach does not correct the underlying genetic disorder (PAH deficiency) and will not reconstitute the natural pathway. We believe Palynziq to have certain limitations including that it must be administered via daily injections and its label contains a black box warning that it can cause severe allergic reaction (anaphylaxis) that may be life-threatening and can happen at any time during treatment with Palynziq. The label states that patients must carry auto-injectable epinephrine with them at all times during Palynziq treatment. Patients in its Phase 3 trials did not meet the secondary efficacy endpoints for cognitive benefit. Worldwide sales of Palynziq were $87 million in 2019.

Our Gene Therapy and Gene Editing Approaches to PKU

We are taking two approaches towards developing a potential therapy for PKU. The first is a gene therapy in which a gene construct encoding human PAH is delivered to liver cells where it directs production of normal PAH via episomal expression driven off a liver specific promoter. The second potential therapy involves gene integration of a normal copy of PAH gene into the defective gene of affected patients. We believe that the gene therapy approach offers an expedited clinical development path towards delivery of a therapeutic to adult and adolescent patients where the majority of target cells are non-dividing in the liver. We believe the gene integration approach would be more suitable in newborn and pediatric patients due to the higher rate of dividing cells as the child grows. The goal of both approaches is to enable production of functional PAH, thus restoring the normal biochemical pathway of Phe metabolism. This can reduce the abnormally high levels of Phe in the blood, while also increasing tyrosine levels, the product of PAH-driven Phe metabolism. Using gene editing to correct the defective PAH gene in young patients has the potential to provide long-term benefit as the corrected gene will persist as cells replicate. Correcting the gene early in disease progression has the potential to normalize not only Phe levels, but also tyrosine levels, the product of the Phe metabolism and a precursor to neurotransmitter synthesis. This may allow affected children to avoid many of the serious neurological consequences associated with PKU.

We believe that an effective gene therapy or gene editing treatment for PKU has the potential to eliminate the need for Phe-restricted diet and may lead to significant improvements in the morbidity and quality of life for patients. Published estimates suggest that restoration of PAH activity to 10% or more of normal levels would lead to significant improvements in serum Phe levels and potentially represent a curative therapy.

HMI-102: Our Gene Therapy Approach for PKU

We identified HMI-102 as our lead product candidate after screening multiple vector constructs. HMI-102 consists of an AAVHSC15 vector containing the coding sequence of human PAH under control of a promoter designed to continuously express PAH, specifically in the liver. We chose AAVHSC15 as the basis of this product candidate because of its tropism for the liver, the normal site for PAH protein expression.

Phase 1/2 pheNIX Clinical Trial with HMI-102

In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, which is designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently-controlled, dose-escalation study in adult patients aged 18–55 years old with classical PKU. The dose-escalation phase of the trial is designed to evaluate safety and efficacy of ascending doses of HMI-102 to enable the selection of a dose for the randomized, concurrently controlled Part B phase of the trial, which has the potential to be converted to a registrational trial. In the dose-escalation phase, a minimum of two patients will be enrolled and dosed per cohort. Dosing of the first two patients in each dose cohort is staggered. Following evaluation of data from the first two patients in a cohort, a decision can be made to either escalate to the next dose level, add a third patient or expand the cohort at the selected dose level. If the cohort is expanded, additional patients will be randomized to receive HMI-102 or a concurrently controlled delayed treatment arm. Patients in the delayed treatment arm will be eligible to receive HMI-102 after 24 weeks. The primary efficacy endpoint in the randomized, concurrently controlled phase is two plasma Phe measurements ≤360 μmol/L between 16 and 24 weeks. The primary safety endpoint is incidence and severity of TEAEs and serious TEAEs over 52 weeks.

In December 2019, fulfilling our commitment to report data before the end of 2019, we reported encouraging initial clinical data from the first three patients in the dose-escalation phase of the trial (n=2 patients in the low-dose Cohort 1 and n=1 patient in the mid-dose Cohort 2) as of the data cutoff of December 2, 2019. A fourth patient was dosed in Cohort 2 subsequent to the data cutoff date and was therefore not included in the analysis.

Preliminary safety data from the first three subjects in Cohorts 1 and 2 showed HMI-102 was well-tolerated. There were no TEAEs or serious TEAEs. All patients’ alanine aminotransferase, or ALT, and aspartate aminotransferase, or AST, levels remained within the normal range.

Efficacy data from the first patient in Cohort 2 suggested a dose-response effect with an observed reduction in Phe levels from baseline and a corresponding increase in Tyr, which translated to an overall reduction from baseline in the Phe/Tyr ratio, suggestive of increased enzymatic activity. Phe levels have been evaluated as a primary registrable endpoint in previous PKU clinical trials, Tyr is a product of Phe metabolism and a precursor to neurotransmitters, and the Phe/Tyr ratio is a clinically relevant diagnostic measurement for PKU.

Specifically, the first patient dosed in Cohort 2 experienced a reduction in Phe of 35% and 48% from baseline at Weeks 1 and Week 4, respectively, as compared to patients in Cohort 1, which generally did not show reductions in Phe through Weeks 10 and 12 (refer to Figure 8 below). This is consistent with a dose-response. The first patient dosed in Cohort 2 also showed increases in Tyr levels of 72% and 85% at Weeks 1 and Week 4, respectively, suggesting increased PAH enzyme activity (refer to Figure 9 below). In addition, the patient experienced a 62% and 72% reduction in the Phe/Tyr ratio from baseline to Weeks 1 and 4, respectively (refer to Figure 10 below). Patient baseline is defined in the study protocol as one day prior to dosing. All patients reported maintaining consistent protein intake pre- and post-treatment.

Figure 8. Initial clinical data from the dose-escalation phase of the pheNIX clinical trial showing fasting Phe concentration change from baseline per protocol as of the data cutoff date of December 2, 2019.

Figure 9. Initial clinical data from the dose-escalation phase of the pheNIX clinical trial showing fasting Tyr concentration change from baseline per protocol as of the data cutoff date of December 2, 2019.

Figure 10. Initial clinical data from the dose-escalation phase of the pheNIX clinical trial showing fasting Phe/Tyr ratio levels change from baseline per protocol as of the data cutoff date of December 2, 2019.

We are continuing to advance the pheNIX clinical trial, and we will provide an update when selecting the dose for the expansion phase, which is currently anticipated mid-2020.

Pre-clinical Studies with HMI-102

The potential of an AAVHSC15-delivered PAH gene was assessed in a well-established mouse model of PKU called the Pahenu2, or ENU2, mouse. This model contains a mutation in the murine Pah gene that results in abolished activity and elevated serum Phe levels. Baseline levels of serum Phe in these mice are approximately 1,500 micromoles per liter compared to normal levels of approximately 80 micromoles per liter, levels that are similar to those seen in classical PKU patients and normal controls, respectively. Single intravenous injections of HMI-102 into these PAH deficient mice resulted in reductions of serum Phe to levels that are within the range for normal mice. As depicted in Figure 11, the reduction in serum Phe levels persisted for 48 weeks in treated mice on a normal protein diet, consistent with the lifespan of the model. In addition to a reduction in serum Phe, the administration of our gene therapy candidate also resulted in elevations of serum tyrosine due to the restoration of the normal biochemical pathway.

Figure 11. A single injection of HMI-102 resulted in rapid and sustained reductions in serum Phe and increased tyrosine levels in PAH deficient mice that are on a regular diet.

A subsequent study was performed to further characterize the effect of HMI-102 on normalizing levels of Phe and neurotransmitter metabolism in the brain. As shown in Figure 12, a single administration of HMI-102 in the ENU2 mouse model reduced levels of Phe in the brain to normal levels as measured at 4 weeks post-dosing. Furthermore, the brain concentrations of 5-HIAA, a metabolite of serotonin, was increased to normal levels. These results indicate that HMI-102 administration directly impacts the metabolic pathway associated with loss of PAH.

Figure 12. HMI-102 normalizes key neurological measures underscoring restoration of normal biochemical pathway.

HMI-103: Our Gene Editing Approach for PKU

In order to address the pediatric PKU population, we are developing a gene editing candidate for PKU, HMI-103, that is designed to replace defective PAH genes with normal copies. The gene editing vector transgene is flanked by left and right homology arms, containing sequences that are identical and specific to the genomic target. The arms were designed to integrate by non-nuclease-based, AAV-mediated homologous recombination into the target human PAH locus. This therapy aims to correct the genetic defect within the treated liver cells then directing the expression of the PAH protein. Homologous recombination-based integration via AAVHSCs is highly precise, without the introduction of insertions, deletions or viral ITRs. The corrected copy of the PAH gene would be retained as cells divide into daughter cells as the liver grows. Screening for PKU of all newborns in the United States allows the identification of affected individuals before serious neurological complications develop. We believe our AAVHSC vector HR approach possesses the efficacy and durability characteristics that would be appropriate to treat PKU in newly identified patients. As we further develop our expertise in treating PKU by correcting the defective PAH gene in the liver, we intend to develop treatments for other inborn errors of metabolism in the liver.

We have conducted in vivo experiments showing the integration of a human PAH cDNA into the human PAH gene locus using a humanized liver mouse model. In this model, human hepatocytes constitute the majority of the liver cells, providing an in vivo model to test human specific editing constructs. Injection of the human AAVHSC PAH editing candidate in this model resulted in the insertion of a codon-optimized human PAH cDNA into the human PAH locus and mRNA expression of the PAH cDNA. The in vivo integration rate at the target locus, shown in Figure 13, was calculated at a frequency of 6%. A second assay was also performed on DNA that was specific for human and murine hepatocytes obtained from this study. The assay provides an orthogonal approach for characterizing the frequency of targeted integration and enables testing the species-selectivity of the targeted integration. The results of this assay showed integration only in the human hepatocytes and not in the murine hepatocytes, demonstrating selectivity for the human locus. Figure 14 below shows a comparison of the levels of PAH gene expression from the humanized liver model to that observed using a murine-specific editing construct in the ENU2 PKU mouse model that has been shown to restore Phe metabolism. As depicted, we achieved levels of PAH expression in the humanized liver mouse model that were observed to result in a sustained reduction of Phe levels in the PKU mouse.

Figure 13. Human-specific AAVHSC PAH gene editing candidate resulted in a targeted integration rate of 6%, as measured by NGS in an in vivo humanized liver murine model.

Figure 14. HMI-103 targets human PAH gene and results in corrective levels of gene expression as measured by edited mRNA in an in vivo humanized murine model.

The fidelity of the integration of the cDNA into the target locus was evaluated by NGS and Nanopore sequencing. There were no de novo mutations detected in either homology arm target site. We also evaluated the samples for the presence of ITRs. Viral ITRs are non-homologous sequences that lie beyond the extent of the recombination event and thus should not be integrated into the target site. The integrated alleles were free of ITR sequence, consistent with homologous recombination as the main mechanism for integration. Together, these data showed that the targeted integration of the human PAH cDNA into the human PAH locus displayed sequence fidelity with no evidence of mutations.

Based on these data, we nominated HMI-103 as a product development candidate consisting of an AAVHSC15 vector and the PAH gene with flanking homology arms. We continue to make progress on IND-enabling activities for the HMI-103 development program for the treatment of the pediatric PKU population.

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

We have generated preclinical data showing that a single intravenous dose of HMI-202 crossed the blood-brain-barrier and blood-nerve barrier in a murine model and non-human primates, shown in Figure 15, and had broad tissue tropism in physiologically relevant regions of the CNS and PNS, resulting in increased human ARSA enzyme activity to levels well-above the therapeutic threshold when compared to average adult human enzyme activity. It is believed that levels of enzyme activity of 10 to 15% of normal could potentially be curative, based on human data from healthy subjects with enzyme activity levels in this range.

Figure 15. Single IV administration of HMI-202 crossed blood-brain -barrier and resulted in broad tissue tropism and resulted in therapeutically relevant levels of ARSA activity in the CNS of treated non-human primates.

Single IV administration of HMI-202 in the murine ARSA knockout model resulted in a reduction of LAMP-1 accumulation in the spinal cord at 3 months post-dose, and a reduction of sulfatide in the brain at 7 months post-dose (refer to Figure 16 below). Based on these data, we have advanced HMI-202 into IND-enabling studies for the treatment of late-infantile MLD.

Figure 16. Single IV administration of HMI-202 resulted in reduction of LAMP-1 accumulation (3 months post-treatment) and reduction in sulfatide accumulation (7 months post-treatment) in mouse model.

Other CNS Diseases

Another CNS disease we are evaluating with a gene therapy approach is Friedreich’s ataxia or FA. In FA, mutations in a gene called frataxin, or FXN, lead to progressive deterioration of the spinal cord leading to difficulty walking and eventual complete incapacitation and shortened life-span. FA is the most common form of inherited ataxia with a prevalence of 1:40,000.

Other Liver Diseases and Therapeutics

We continue to pursue the liver as a target organ given the high tropism of our AAVHSCs and the initial clinical data we have collected via our pheNIX Phase 1/2 gene therapy trial for PKU. We are pursuing potential treatments that target the liver’s ability to secrete proteins into the serum. We believe that by targeting the liver with genetic medicines that act via gene therapy or gene editing, there is the potential to provide long-lasting secretion of proteins.

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

Ophthalmological Diseases

A number of serious, but rare diseases of the eye such as Leber’s congenital amaurosis and Choroideremia, as well as more common diseases such as macular degeneration have been targeted using gene therapy approaches by academic groups as well as the pharmaceutical industry. We evaluated the ability of our AAVHSCs to transduce retinal cells following subretinal injection in preclinical studies in mice. Expression of green fluorescent protein, or GFP, was seen in all layers of the retina including the retinal pigment epithelium, photoreceptors and the outer nuclear layer and the AAVHSC subretinal treatment was well tolerated. In addition, we evaluated the ability of AAVHSC17 to transduce retinal cells in a larger animal model, a mini-pig, and observed significant transduction of all layers of the retina supporting translation across two species. We believe these studies suggest that our AAVHSCs have the potential to be useful as therapeutic vectors for treating retinal diseases in humans based on significant tropism to these target cells. We believe that these vectors have the potential to deliver long-lasting therapeutic benefit to patients that may eliminate the need for the regular and burdensome intravitreal injections that are required for many current treatments. We are collaborating with Novartis, experts in developing and marketing ophthalmic drugs, on select ophthalmology programs.

Manufacturing

As a company committed to curing diseases, the ability to deliver our novel therapeutic vectors to patients is critical. Therefore, we have built strong internal scientific AAV process development and manufacturing capabilities and we have invested in a GMP manufacturing facility to support our clinical development programs. We have established a commercial manufacturing platform and process that supports both gene therapy and gene editing, which is scalable from preclinical to GMP. We view the development of internal manufacturing capacity and expertise as a key competitive advantage as it allows for better control over process development timelines, costs, product quality and intellectual property, and allows us to master our unique technology. Our process development and manufacturing teams are composed of industry veterans in the field of AAV and protein technologies, as well as experts in our novel AAVHSCs, with experience in both early development and commercialization of therapeutics.

Our process development and manufacturing strategy is to leverage a single platform for both gene therapy and gene editing that is scalable and facilitates rapid development to the clinic. We are executing all development and process steps internally. Our development focus includes design and engineering of plasmid constructs, cell culture, transfection, purification, formulation and analytical development. We leverage our manufacturing platform across our entire pipeline, from our research programs, to our pre-clinical programs and now to our clinical programs. Our platform was designed from its inception to be our commercial process, allowing us to rapidly transition from research into the clinic and eventually to commercialization. Our manufacturing platform has been scaled and tested across hundreds of different constructs with more than 400 lots of vector successfully executed.

Our manufacturing strategy utilizes mammalian cells for our AAVHSC vector-based product candidates. All of our programs, including HMI-102 for PKU, utilize HEK293 transfection in a serum-free suspension bioreactor process. HEK293 is a well-characterized and commonly used system for many clinical stage AAV vector products. Additionally, HEK293 cells are familiar to regulatory authorities, and commercial raw materials and reagents are readily available. Our purification leverages chromatography-based operations to provide high quality vector and ensure robust commercial scale operations. In addition to our process development, we also internally developed 38 analytical methods to test, monitor, and characterize our products. Expertise and learnings will be leveraged across gene therapy and gene editing programs.

We have established a relationship with a contract manufacturing organization, or CMO, who has expertise in the use of HEK293 gene therapy manufacturing so that we have an external manufacturing process alongside our internal GMP manufacturing capability to supply material for our Phase 1/2 pheNIX clinical trial. For gene editing manufacturing, our strategy is to internally control the process development and manufacturing to safeguard the proprietary nature of our technology, and to continue to master all aspects of this technology. Furthermore, as part of our research and development collaboration with Novartis, we have retained process development and manufacturing rights to the gene editing programs included within the collaboration.

To support clinical expansion, we have constructed a 25,000 square foot GMP manufacturing facility that accommodates both our gene therapy and gene editing pipeline programs. We are currently operating three 500-liter bioreactors and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have scaled up our manufacturing platform to a 2,000-liter bioreactor scale, which will give us the ability to produce large scale volumes and support our growing pipeline. Our manufacturing model leverages single use, disposable, closed system operations aligned to the unique characteristics of gene therapy technology to ensure flexibility, robust quality and cost effectiveness. Our internal operations also include quality control labs to facilitate product quality testing and stability.

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

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Censa Pharmaceuticals, Generation Bio, Nestlé Health Science, Rubius Therapeutics, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. As such, the major competition in this space may be limited to American Gene Technologies, BioMarin, Generation Bio and Sangamo Therapeutics, all of which are behind our development program according to public filings. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics and/or Shire. We believe that our in vivo gene therapy approach for MLD could be used early in the disease progression with the potential for earlier protein expression, offering advantages over Orchard’s ex vivo approach, as well as advantages over chronic, intrathecal enzyme replacement therapies, such as Shire’s approach. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

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

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to HMI-102 and any future product candidates. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent is threatened, we may not be able to compete effectively in our markets, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved. For more information regarding these competitive risks, see Item 1A. “Risk Factors—Risks Related to Our Intellectual Property.”

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are licensed from third parties. As of December 31, 2019, we have an exclusive license or co-exclusive license under 15 United States issued patents, one European patent and 35 patent applications, pending in the United States and internationally.

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

These two families of patents and patent applications together include ten granted patents in the United States and 13 pending applications in the United States, Europe, Canada, Australia and other selected countries in Central America, South America, and Asia. The first family of issued patents and patent applications is material to HMI-102 and relates to our novel AAV capsids and vectors and their use in cellular transduction. The eight issued U.S. patents in this family are expected to expire in 2031 and may be extended by up to five years in certain countries via patent term extension depending on the regulatory pathway of the products covered by such patents. The second family includes two issued U.S. patent directed to our AAV capsids, their methods of manufacture, and their use in genome editing. The issued patents in this family are expected to expire in 2035 and may be extended by up to five years in certain countries via patent term extension depending on the regulatory pathway of the products covered by such patents.

The Caltech Portfolio

In September 2016, we co-exclusively licensed, with another commercial third party, two families of patents and patent applications directed to novel AAV capsids and vectors that demonstrate enhanced blood-brain barrier penetration for the potential treatment of CNS diseases from Caltech.

These families of patents and patent applications include five granted patents in the United States, one granted patent in Europe, and 22 pending applications in the United States, Europe, Canada, Australia and other selected countries in Central America, South America, and Asia, and one international patent application under the Patent Cooperation Treaty. The four issued U.S. patents relate to novel AAV capsids and vectors and are expected to expire in 2034. Certain other patent applications directed to novel AAV capsids and vectors, if they were to issue, may have later expirations.

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

Trademarks

Our trademarks Homology Medicines and HMI are pending or registered in the United States and certain international countries. We currently own one registered trademark and two pending trademark applications in the United States, 19 registered trademarks around the world, and 14 pending foreign trademark applications. This includes our trademarks Homology Medicines, AMEnDR, and HMI.

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

Subject to the terms of the agreement, taking into account Novartis’ election to discontinue our collaboration on the sickle cell disease program, we have granted Novartis the following licenses: (i) a worldwide, non-exclusive, sublicensable license under certain of our intellectual property rights to perform Novartis’ responsibilities under the applicable research plan; (ii) a worldwide, sublicensable license under certain of our intellectual property rights to conduct preclinical development activities, which license is co-exclusive (with us) during the research term, and exclusive for the remainder of the term of the agreement; (iii) a worldwide, non-exclusive, perpetual, irrevocable license, without the right to grant sublicenses, to use certain reagents generated as a result of our exploratory research activities under the agreement solely for Novartis’ internal research purposes; (iv) an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property rights to develop and commercialize certain gene editing vector candidates and licensed products directed to certain ophthalmic gene targets; (v) as of the effective date, a co-exclusive (with us), royalty-bearing, sublicensable, worldwide license under certain of our intellectual property rights to manufacture certain gene editing vector candidates and/or licensed products directed to certain ophthalmic gene targets, which license will be exclusive as of a certain date on which Novartis is permitted to manufacture certain gene editing vector candidates and/or licensed products pursuant to the terms of the agreement; and (vi) a non-exclusive, royalty-free, fully paid, perpetual, irrevocable, worldwide license under certain of our intellectual property rights in connection with research, development, manufacturing, commercialization or other exploitation of products or services.

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

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing, post-approval monitoring and reporting and export and import of products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, are extensive and require the expenditure of substantial time and financial resources. For the purposes of this Section, the term “gene therapy” includes both traditional gene therapy products as well as gene editing and our gene integration product candidates.

FDA Approval Process

We expect our future product candidates to be regulated as biologics. Biological products, including gene therapy products, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the research, development, safety, testing, packaging, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biological products.

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

U.S. Biological Products Development Process

The FDA determined that more than minimally manipulated products must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical, sometimes referred to as pre-clinical laboratory tests, and pre-clinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLP, requirements;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials according to good clinical practice, or GCP, requirements and any additional requirements needed for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, potency and efficacy from results of nonclinical testing and clinical trials;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with GMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP.

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

In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, supervision of certain human gene transfer trials may also require evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such assessment may result in some delay before initiation of a clinical trial.

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

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP requirements to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product candidate. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Rare Pediatric Disease Priority Review Voucher Program

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2020. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the Rare Pediatric Disease Priority Review Voucher program, for which legislation has been proposed in the current Congress. However, even if the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2020, the sponsor of the marketing application for such drug will be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2022.

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

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to treat a serious condition and, if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing Phase IV clinical studies. Failure to conduct required post-approval trials, or to confirm a clinical benefit during such post-marketing trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Moreover In 2017, the FDA established the Regenerative Medicine Advanced Therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. In a February 2019 final guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval if the relevant statutory conditions are met.

Fast Track designation, priority review, RMAT designation and Breakthrough Therapy designation do not change the standards for approval but may expedite the development or approval process. Even if we receive one or both of these designations for our product candidates, the FDA may later decide that our product candidates no longer meet the conditions for qualification. In addition, receiving these designations may not provide us with a material commercial advantage.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP requirements. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP requirements and other laws.

Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. Moreover, for drugs and biologics administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

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

In 2016, the EMA launched its Priority Medicines, or PRIME, scheme. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The scheme focuses on medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. These medicines are considered priority medicines by the EMA. To be accepted for PRIME, a medicine has to show its potential to benefit patients with unmet medical needs based on early clinical data. The benefits of a PRIME designation include the appointment of an EMA Committee for Medicinal Products for Human Use rapporteur before submission of the marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

Employees

As of December 31, 2019, we had 187 full-time employees, including 42 employees with M.D. or Ph.D. degrees. Of these full-time employees, 162 employees are engaged in research and development activities, including technical operations, clinical and regulatory and research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $103.9 million and $55.6 million (as revised) for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $199.7 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

•	acquire or in-license other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under current and any future in-license agreements; and
•	further expand our GMP manufacturing capacity.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021, including additional data readouts from our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

To date, we have invested a significant portion of our efforts and financial resources in the development of HMI-102. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize this product candidate. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to HMI-102, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of HMI-102, which may never occur. We cannot be certain that HMI-102 will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market HMI-102 from the FDA or other regulatory bodies, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market HMI-102 in the United States until it receives approval of a biologics license application, or BLA from the FDA, or in any foreign countries until it receives the requisite approval from such countries.

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

As of March 1, 2020, we had 192 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Under our license agreements with each of City of Hope Medical Center, or COH, and California Institute of Technology, or Caltech, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations, including potential payments to COH if we were to sublicense the COH technology to additional strategic collaborators. If these payments become due, we may not have sufficient funds available to meet our obligations or we may have to direct funds from other development efforts, and as a result, our development efforts may be materially harmed.

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

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory agency may not be indicative of what any other regulatory agency may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, with responsibility for the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and any requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

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

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in statute or regulations or the interpretation of new available data by applicable regulatory agencies.

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
•

clinical trials of our product candidates may produce negative safety and/or efficacy data or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;

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

Our most advanced product candidate, HMI-102, will require extensive clinical testing before we are prepared to submit a BLA for regulatory approval. We cannot predict with any certainty if or when we might complete the development of HMI-

102 and submit a BLA for regulatory approval of HMI-102 or whether any such BLA will be approved by the FDA. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

On May 1, 2019, we received Fast Track Designation for HMI-102 for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase deficiency through normalization of circulating phenylalanine levels, and we intend to seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

We have received orphan drug designation for HMI-102 in the United States and Europe for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

We may seek a rare pediatric disease designation for our product candidates, however, there is no guarantee that we will obtain such designation, and even if we do, there is no guarantee that FDA approval will result in a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor.  The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We may seek a rare pediatric disease designation for HMI-102 or one of other product candidates, however, we may not be able to obtain such designation. If we are able to obtain rare pediatric disease designation, there is no guarantee that we will be able to obtain a priority review voucher, even if the designated product candidate is approved by the FDA.  Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program.  Specifically, FDA may not award the voucher to sponsors of marketing applications approved after September 30, 2020 unless either (i) the drug has received rare pediatric disease designation as of September 30, 2020, and is then approved by the FDA no later than September 30, 2022; or (ii) Congress reauthorizes the program, for which legislation has been proposed in the current Congress. If Congress does not reauthorize the rare pediatric disease priority review program in its current form, and if we do not receive rare pediatric disease designation before September 30, 2020, we will not be issued a voucher upon any approval that we receive.  Moreover, even if we receive rare pediatric disease designation by the current statutory deadline of September 30, 2020, we may not receive the voucher if we do not obtain approval by September 30, 2022.

A Regenerative Medicine Advanced Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for HMI-102 or our other product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. In a February 2019 final guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. We recently completed the build-out of a GMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in 2019. However, if we experience delays or are unable to scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

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

Initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose initial, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial, top-line or preliminary data we previously published. As a result, initial, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock after this offering.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA or our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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
•

the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context; and

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation (“GDPR”), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data). In addition, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, assuming FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Moreover, for drugs and biologics administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on our product candidates.

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

If HMI-102, HMI-103, HMI-202 or any other product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of HMI-102, HMI-103, HMI-202 or any other product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the safety, efficacy and potential advantages compared to alternative treatments;
•	effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the availability of third-party coverage and adequate reimbursement;
•	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our product together with other medications.

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

If HMI-102, HMI-103, HMI-202 or any other product candidate is approved for commercialization, we intend to enter into agreements with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

•	different regulatory requirements for drug and biologic approvals and rules governing drug and biologic commercialization and country-specific regulations of gene therapies in foreign countries;
•	complex and restrictive import/export regulations;
•	reduced protection for intellectual property rights;
•	foreign reimbursement, pricing and insurance regimes;
•	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

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

We currently rely on third-party manufacturers for the manufacture of certain materials for research programs, preclinical and clinical studies. We do not have long-term supply agreements with all of the third-party manufacturers, and we purchase our required supply on a purchase order basis. We recently completed the build-out of a GMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in 2019. However, if we experience delays or are unable to scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the clinical and commercial supply of our product candidates.

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

Third-party manufacturers may not be able to comply with GMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under GMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

We and our CROs will be required to comply with GLP and GCP, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under GMP regulations. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We do not have multiple sources of supply for all of the components used in the manufacturing of HMI-102. We also do not have long-term supply agreements with any of our component suppliers. We are currently evaluating manufacturers that will commercially manufacture HMI-102. It is our expectation that we will only qualify one initial supplier that will need to be approved by the FDA. If for any reason we are unable to obtain product from the manufacturer we select, we would have to qualify new manufacturers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to GMP quality and regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by the regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of December 31, 2019, we have an exclusive license or co-exclusive license under 15 United States issued patents, one European patent and 35 patent applications, pending in the United States and internationally. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Arthur Tzianabos, Ph.D., our President and Chief Executive Officer, and Albert Seymour, Ph.D., our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters , public health emergencies and other natural catastrophic events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, public health emergency, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. For example, following Hurricane Maria, shortages in production and delays in a number of medical supplies produced in Puerto Rico resulted, and any similar interruption due to a natural disaster affecting us or any of our third-party manufacturers could materially delay our operations. Additionally, in December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the World Health Organization declared the novel coronavirus outbreak a “Public Health Emergency of International Concern” and the U.S. Department of State instructed travelers to avoid all nonessential travel to China. The coronavirus has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. For example, the coronavirus outbreak may delay enrollment in our clinical trials for HMI-102 due to prioritization of hospital resources toward the outbreak, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to release clinical results and could delay our ability to obtain regulatory approval and commercialize HMI-102 or our other product candidates. Although we do not currently have any direct suppliers in China, the supply chains of certain of our suppliers may include items from China. We source some of our materials from Asia, including Japan. In addition, many of our employees are working remotely as a result of the outbreak, which may adversely impact our ability to effectively manage our business. The extent to which the coronavirus will impact our business will depend on future developments and, given the uncertainty around the extent and timing of the future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your shares of common stock at or above the price at which you purchased them. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to our existing or any future collaborations;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 58% of our outstanding voting stock as of December 31, 2019. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. We will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could cause us to need to restate our previously issued financial statements and result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

The Tax Cuts and Jobs Act of 2017, or the TCJA, has significantly changed the U.S. federal income taxation of U.S. corporations. The TCJA remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which lessened or increased certain adverse impacts of the TCJA and may do so in the future. We continue to work with our tax advisors to determine the full impact that the TCJA will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA.

Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of approximately $150.7 million and $157.3 million, respectively. Our NOLs arising before January 1, 2018 are subject to expiration and will expire at various dates through 2039. As of December 31, 2019, we also had federal and state research and development and other tax credit carryforwards, or credits, including the orphan drug credit, of approximately $21.2 million and $5.2 million, respectively, available to reduce future tax liabilities. The federal and state credits expire at various dates through 2039. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three-year period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, if any. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our NOLs or credits may also be impaired under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, under the TCJA, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 and beyond may only be used to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “FIXX” since March 28, 2018. Prior to that time, there was no public market for our common stock.

Holders

As of March 1, 2020, there were approximately 19 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between March 28, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2019, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes an initial investment of $100 on March 28, 2018 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under Securities Act during the quarter ended December 31, 2019.

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

	For the Years Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	2016
		(as revised)
Consolidated Statements of Operations Data:
Collaboration revenue	$1,666	$5,322	$—	$—
Operating expenses:
Research and development	89,398	47,948	21,378	5,695
General and administrative	22,211	17,300	8,279	4,305
Total operating expenses	111,609	65,248	29,657	10,000
Loss from operations	(109,943)	(59,926)	(29,657)	(10,000)
Other income (expense)
Changes in fair value of convertible preferred stock tranche liability	—	—	(876)	1,929
Interest income	6,027	4,349	542	24
Total other income (expense)	6,027	4,349	(334)	1,953
Net loss	$(103,916)	$(55,577)	$(29,991)	$(8,047)
Net loss per share-basic and diluted (1)	$(2.47)	$(1.95)	$(12.10)	$(4.23)
Weighted average common shares outstanding-basic and diluted (1)	42,117,690	28,551,807	2,479,432	1,900,531

(1)

See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per common share and the weighted average number of shares used in the computation of the per share amounts.

	As of December 31,
(in thousands)	2019	2018	2017	2016
		(as revised)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$262,388	$214,737	$129,659	$11,392
Total assets	310,567	259,094	137,530	14,219
Total liabilities	52,060	62,739	39,222	6,719
Total stockholders’ equity (deficit)	258,507	196,355	(39,454)	(9,892)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	310,567	259,094	137,530	14,219

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. As a result of many important factors, including those set forth in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. A discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our AAVHSCs to precisely and efficiently deliver single administration genetic medicines in vivo either through gene therapy or nuclease-free gene editing across a broad range of genetic disorders. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, CNS, PNS, bone marrow, muscle and eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel both gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our dual technology platform will allow us to provide transformative cures using either modality.

The unique properties of our proprietary suite of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy, by harnessing the naturally occurring DNA repair process of HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications.

We are currently in the dose-escalation portion of our Phase 1/2 pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of PKU. Once a dose is chosen, we will initiate the randomized, concurrently controlled Part B of the trial, which has the potential to be converted to a registrational trial. In December 2019, in accordance with a corporate goal that we had established in early 2018, we reported encouraging initial clinical data from the pheNIX trial from Cohort 1 (low dose, n=2) and Cohort 2 (mid-dose, n=1) based on the data cutoff date of December 2, 2019. Preliminary safety data from three subjects in Cohorts 1 and 2 showed HMI-102 was well-tolerated with no treatment-emergent adverse events, or TEAEs, or serious TEAEs. Efficacy data from the first patient in Cohort 2 suggested a dose-response effect with an observed reduction in Phe levels from baseline and a corresponding increase in Tyr which translated to an overall reduction in the Phe/Tyr ratio, suggestive of increased enzymatic activity. Phe levels have been evaluated as a primary registrable endpoint in previous PKU clinical trials, Tyr is a product of Phe metabolism and a precursor to neurotransmitters, and the Phe/Tyr ratio is a clinically relevant diagnostic measurement for PKU.

We are in IND-enabling studies with HMI-202, our lead gene therapy CNS product development candidate for the treatment of MLD. This represents our first CNS program as we are leveraging the ability of our AAVHSCs to cross the blood-brain-barrier as well as the blood-nerve-barrier.

We are in IND-enabling studies with HMI-103, our lead gene editing product development candidate for the treatment of PKU in pediatric patients. We have generated in vivo preclinical data demonstrating achievement of gene integration efficiencies in the liver that correspond with Phe correction in a PKU murine model, are significantly greater than other AAV-based approaches and we believe are at a therapeutic level in the preclinical model.

We have internal process development and GMP manufacturing capabilities, including a 25,000 square foot GMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing. We have a commercial manufacturing process. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have now executed our manufacturing platform at the 2,000-liter bioreactor scale.

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

Since our inception in 2015, we have raised approximately $444 million in aggregate net proceeds through our IPO in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, encouraging initial clinical data, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, advancing HMI-103 and HMI-202 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock, and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $1.7 million and $5.3 million (as revised) in collaboration revenue for the years ended December 31, 2019 and 2018, respectively. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2019 and 2018 were $103.9 million and $55.6 million (as revised), respectively. As of December 31, 2019, we had an accumulated deficit of $199.7 million.

Our total operating expenses were $111.6 million and $65.2 million for the years ended December 31, 2019 and 2018, respectively. We expect our operating expenses to continue to increase substantially in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, development activities including IND-enabling studies associated with our other gene therapy and gene editing product candidates, including HMI-202, our gene therapy product candidate for MLD, and HMI-103, our gene editing product candidate for PKU, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with CMOs to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

We have incurred significant capital expenditures for the buildout of a new facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this facility and in support of our product development candidates and research initiatives. We expect to incur additional capital expenditures in 2020 and beyond in support of our research and development activities and our manufacturing facility.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.7 million in collaboration revenue for the year ended December 31, 2019 (see Note 15 to our Financial Statements for additional information regarding Novartis revenue recognition discussion).

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

The following table summarizes our research and development expenses by product candidate or development program:

	For the Years Ended December 31,		Decrease
(in thousands)	2019	2018	(Increase)
HMI-102 external development costs	$32,753	$17,555	$(15,198)
Other development-stage programs' external development costs	12,632	—	(12,632)
Employee-related costs	28,532	14,876	(13,656)
Other research and development costs	15,481	15,517	36
Total research and development expenses	$89,398	$47,948	$(41,450)

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance clinical trials of HMI-102, for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial, continue to advance both HMI-103 and HMI-202 through IND-enabling studies and into clinical trials and continue to discover and develop additional product candidates.

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

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal and state net operating loss carryforwards of $150.7 million and $157.3 million, respectively, that expire at various dates through 2039. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $21.2 million and $5.2 million, respectively, that expire at various dates through 2039. Included in the $21.2 million of federal research and development credit carryforwards is $17.3 million of orphan drug credit carryforwards.

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

Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers (“ASU 2014-09”), which amends the guidance for accounting for revenue from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (“ASC 605”), and creates a new Topic 606, Revenue from Contracts with Customers (“ASC 606”). On January 1, 2019, we adopted ASC 606 using the full retrospective transition method.

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

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We allocate the transaction price based on the estimated standalone selling price of each performance obligation. We develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

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

Under the full retrospective transition method, we revised our consolidated financial statements for prior period amounts as if ASC 606 had been effective for such periods. See Notes 2 and 15 to our consolidated financial statements for more information regarding our adoption of the new revenue recognition and rules under ASC 606.

Accrued Research and Development Expenses—As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contract and purchase orders, communicating with our personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•

CROs and other third parties in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf and CMOs in connection with producing product for our clinical studies;

•	vendors in connection with preclinical development activities; and
•	vendors related to product manufacturing and development and distribution of preclinical supplies.

We base our expenses related to preclinical and clinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials and CMOs that manufacture product for our research and development activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which eliminates the current tests for lease classification under U.S. GAAP and requires lessees to recognize the right-to-use assets and related lease liabilities in the balance sheet. The new standard provides for a modified retrospective application. ASU 2016-02 was initially effective for us beginning January 1, 2020 with early application permitted. In October 2019, the FASB approved an update that would delay the effective date of this standard for us until the interim and annual period beginning after December 15, 2020, with early adoption permitted.

We adopted this standard early on January 1, 2020. We expect to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward historical lease classification. We have substantially completed our evaluation of the impact of the adoption of ASU 2016-02 on our consolidated financial statements and upon adoption, expect to recognize a lease liability and related right-of-use asset on our consolidated balance sheet of approximately $17.0 million to $18.0 million and approximately $6.0 million to $7.0 million, respectively, and a reduction to deferred rent of approximately $10.0 million to $11.0 million to eliminate the deferred rent balance. We do not expect the standard to have a material impact on our results of operations or cash flows. In addition, we are currently implementing changes to processes and controls to support lease accounting and related disclosures under the new standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for us beginning January 1, 2023, with early application permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 on January 1, 2019, and reclassified restricted cash in the consolidated statements of cash flows to be included in cash and cash equivalents. The reclassification was not material to the periods presented.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for us beginning January 1, 2020. Early application of this standard is permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,		Decrease
(in thousands)	2019	2018	(Increase)
		(as revised)
Collaboration revenue	$1,666	$5,322	$3,656
Operating expenses:
Research and development	89,398	47,948	(41,450)
General and administrative	22,211	17,300	(4,911)
Total operating expenses	111,609	65,248	(46,361)
Loss from operations	$(109,943)	$(59,926)	$50,017
Other income:
Interest income	6,027	4,349	(1,678)
Total other income	6,027	4,349	(1,678)
Net loss	$(103,916)	$(55,577)	$48,339

Collaboration Revenue

Collaboration revenue for the year ended December 31, 2019 was $1.7 million, compared to $5.3 million (as revised) for the year ended December 31, 2018. We recognize revenues consistent with the pattern of performance of our research and development activities under our collaboration agreement with Novartis, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	For the Years Ended December 31,		Decrease
(in thousands)	2019	2018	(Increase)
HMI-102 external development costs	$32,753	$17,555	$(15,198)
Other development-stage programs' external development costs	12,632	—	(12,632)
Employee-related costs	28,532	14,876	(13,656)
Other research and development costs	15,481	15,517	36
Total research and development expenses	$89,398	$47,948	$(41,450)

Research and development expenses for the year ended December 31, 2019 were $89.4 million, compared to $47.9 million for the year ended December 31, 2018. The increase of $41.5 million was primarily due to an increase of $15.2 million in direct research expenses, including costs related to manufacturing preclinical study and clinical trial materials, as well as costs incurred with our CRO to conduct and manage our Phase 1/2 pheNIX clinical trial, a $12.6 million increase in direct research expenses related to HMI-202 and HMI-103 development costs as we advance through IND-enabling studies, which were initiated in 2019, and a $13.7 million increase in employee-related costs due to an increase in employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities.

General and Administrative Expenses

General and administrative expenses were $22.2 million for the year ended December 31, 2019, compared to $17.3 million for the year ended December 31, 2018. The increase of $4.9 million was primarily due to a $3.5 million increase in employee-related costs, a $1.8 million increase in consulting costs, a $1.1 million increase in legal costs and a $0.8 million increase in insurance and other public company related expenses. These increases were partially offset by a $2.4 million decrease in facilities costs, primarily as a result of a larger portion of facilities costs allocated to research and development expense in the year ended December 31, 2019.

Interest Income

Interest income was $6.0 million for the year ended December 31, 2019 compared to approximately $4.3 million for the year ended December 31, 2018. The increase was the result of interest income generated on our higher average cash, cash equivalent and short-term investment balances and higher yields on invested funds for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net Loss

Net loss for the year ended December 31, 2019 was $103.9 million, compared to $55.6 million for the year ended December 31, 2018. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs and our capital expenditures will increase in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs producing material in our internal manufacturing facility to support preclinical studies and clinical trials, expanding our research and development laboratories and manufacturing facility, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised a total of approximately $444 million in net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, which is included in the proceeds from the sale of preferred stock.

In April 2019, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $100 million in "at-the-market" offerings under our Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2019, we sold 1,105,000 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of $22.5 million, after deducting commissions and other transaction costs.

Also in April 2019, we completed a follow-on public offering of our common stock. We sold 5,555,556 shares of our common stock at a public offering price of $22.50 per share and received net proceeds of $116.9 million, after deducting underwriting discounts and commissions and offering expenses. In addition, in April and May 2019, in connection with the exercise in full of the underwriters’ option to purchase additional shares, we issued an aggregate of 833,333 shares of our common stock at a public offering price of $22.50 per share and received net proceeds of $17.6 million, after deducting underwriting discounts and commissions.

Cash Flows

Our cash, cash equivalents and short-term investments totaled $262.4 million and $214.7 million as of December 31, 2019 and 2018, respectively. We had no indebtedness as of December 31, 2019 and 2018.

The following table summarizes our sources and uses of cash for the period presented:

	For the Years Ended December 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(91,358)	$(42,562)
Net cash used in investing activities	(51,799)	(121,787)
Net cash provided by financing activities	158,213	150,994
Net change in cash and cash equivalents	$15,056	$(13,355)

Cash Flows for the year ended December 31, 2019

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $91.4 million, driven primarily by our net loss of $103.9 million as we incurred expenses associated with research and development activities on HMI-102, HMI-103 and HMI-202, including the Phase 1/2 pheNIX trial for our HMI-102 program, and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $12.1 million, including $7.6 million of stock compensation expense and $6.3 million of depreciation expense. Changes to working capital were mostly offsetting, with $4.5 million in decreased accounts payable and $0.6 million in decreased deferred revenue netting against $2.8 million in decreased prepaid expenses and other current assets and $2.3 million in increased accrued expenses and other liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $51.8 million, attributable to $286.4 million in purchases of short-term investments and $21.8 million in purchases of property and equipment, partially offset by maturities of short-term investments of $256.4 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $158.2 million, primarily due to $134.5 million of net proceeds from the issuance of common stock in a public offering in April 2019 and $22.5 million of net proceeds from the issuance of common stock under an “at-the-market” sales agreement in December 2019.

Cash Flows for the year ended December 31, 2018

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $42.6 million, primarily due to our net loss of $55.6 million as we incurred expenses associated with research activities on HMI-102 and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $2.5 million, an increase in long-term deferred rent of $10.0 million which was largely due to the receipt of cash lease incentives from our landlord during 2018 and an increase in working capital of $0.5 million.

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

Funding Requirements

Our operating expenses increased substantially in 2019 and are expected to increase substantially in 2020 and future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102 and our preclinical activities including IND enabling studies, scale-up our manufacturing processes, engage with CMOs,  manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase substantially as we expand our operations.

Specifically, our expenses will increase as we:

•	pursue the preclinical and clinical development of HMI-102, including the ongoing pheNIX Phase 1/2 clinical trial, HMI-103 and HMI-202;
•	pursue the preclinical and clinical development of other product candidates based on our gene therapy and gene editing technology;
•

further scale up our internal manufacturing processes and capabilities, manufacture materials in our internal manufacturing facility and contract with CMOs to support our preclinical studies and clinical trials of our product candidates;

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our preclinical development and initial clinical trials for HMI-102, including the pheNIX Phase 1/2 clinical trial, HMI-103 and HMI-202;
•	the progress, costs and results of our additional research and preclinical development programs in gene therapy and gene editing;
•

the costs, scope and timing of internal process development and manufacturing scale-up activities, the production of materials in our internal manufacturing facility, and outsourcing activities with CMOs associated with our lead product development programs and other programs we advance through preclinical and clinical development;

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3	More Than 3 years and Less Than 5	More Than 5 years
Contractual Obligation	(in thousands)
Operating lease obligation (1)	$22,055	$2,810	$5,802	$6,246	$7,197
License obligations (2)	$700	$45	$90	$90	$475

(1)

Represents future minimum lease payments under our operating leases for office and lab space in Bedford, Massachusetts that expire in October 2021 and February 2027. Future minimum lease payments are net of anticipated sublease payments of approximately $1.8 million for the period of 2020 to 2021.

(2)

Represents minimum annual license fees under our license agreements with Caltech and COH. These amounts do not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or patent prosecution or royalty payments we may be required to make under these license agreements. We have excluded these potential payments in the contractual obligations table because the timing and likelihood of these contingent payments are not currently known and would be difficult to predict or estimate. See Item 1. “Business—Strategic Collaborations” for additional information about these license agreements, including with respect to potential payments thereunder.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $262.4 million, or 84.5% of our total assets at December 31, 2019, and $214.7 million, or 82.9% of our total assets at December 31, 2018. Interest income earned on these assets was $6.0 million in 2019 and $4.3 million in 2018. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At December 31, 2019, our cash equivalents consisted of bank deposits, money market funds and repurchase agreements, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2019 and 2018.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers:
Arthur O. Tzianabos, Ph.D.	56	President and Chief Executive Officer and Director
W. Bradford Smith	64	Chief Financial Officer, Treasurer and Secretary
Albert Seymour, Ph.D.	52	Chief Scientific Officer
Tim Kelly	51	Chief Technical Operations Officer
Gabriel M. Cohn, M.D.	61	Chief Medical Officer
Directors:
Steven Gillis, Ph.D. (3)	66	Director
Richard J. Gregory, Ph.D. (1) (2)	62	Director
Kush M. Parmar, M.D., Ph.D. (2)	39	Director
Matthew R. Patterson (1)	48	Director
Alise S. Reicin, M.D.	59	Director
Mary Thistle (1)	60	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Arthur O. Tzianabos, Ph.D. has served as our President, Chief Executive Officer and member of our board of directors since April 2016. Dr. Tzianabos joined Homology from OvaScience, Inc., a biotechnology company (which has since merged with and into Millendo Therapeutics, Inc.), where he served as President and Chief Scientific Officer from September 2013 to March 2016. Prior to OvaScience, Dr. Tzianabos spent eight years at Shire plc, a biotechnology company, where he served in positions of increasing responsibility, including Senior Director, Discovery Research, Vice President, Program Management and Senior Vice President and Head, Research and Early Development. From 1992 to 2005, Dr. Tzianabos was a faculty member at Harvard Medical School and maintained laboratories at the Channing Laboratory, Brigham and Women’s Hospital and the Department of Microbiology and Molecular Genetics at Harvard Medical School. Dr. Tzianabos currently serves as a director of Stoke Therapeutics, Inc. Dr. Tzianabos previously served as a director of BIND Therapeutics, Inc. Dr. Tzianabos holds a B.S. in Biology from Boston College and a Ph.D. in Microbiology from the University of New Hampshire. We believe Dr. Tzianabos’ extensive academic and clinical experience, as well as his knowledge of the industry, qualifies him to serve on our board of directors.

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

Gabriel M. Cohn, M.D. has served as our Chief Medical Officer since December 2019. Prior to joining Homology, Dr. Cohn was Vice President, Clinical Development Lead at AVROBIO, Inc., a clinical-stage gene therapy company, from November 2017 to November 2019. Prior to AVROBIO, Dr. Cohn served as Vice President and Head of Global Clinical and Medical Affairs at OvaScience, Inc., a biotechnology company, from 2015 to July 2017. Prior to that, Dr. Cohn spent seven years at Shire Plc, a biotechnology company, including Shire Human Genetic Therapies (HGT), where he most recently held the position of Senior Medical Director, Clinical Sciences from 2012 to 2015, and prior to that served in roles of increasing responsibility including Interim Global Franchise Medical Lead, Gaucher Disease in 2011 and Medical Director, North America from 2008 to 2011. Prior to joining the biotechnology industry, Dr. Cohn served as the Chief, Division of Clinical and Reproductive Genetics and Medical Director, Genetic Services at Baystate Medical Center and as Assistant Professor at Tufts University School of Medicine. He began his academic career as the Director, Reproductive Genetics at SUNY Health Science Center (HSC) at Syracuse (now Upstate). Dr. Cohn has a B.S. in Biology from Brooklyn College, an M.D. from SUNY HSC at Syracuse School of Medicine and an M.B.A. from University of Massachusetts Amherst.

Directors

Steven Gillis, Ph.D. has served as a member of our board of directors since 2016. Since 2005, Dr. Gillis has been a managing director at ARCH Venture Partners, a venture capital firm. From 1994 to 2005, Dr. Gillis served as Chief Executive Officer and chairman of the board of directors of Corixa Corporation, which he co-founded in October 1994. Previously, Dr. Gillis served as Director, Head of Research and Development, Chief Scientific Officer and acting Chief Executive Officer of Immunex Corporation, which he co-founded, from 1981 until his departure in 1994. As a former director and chairman of Trubion Pharmaceuticals, Inc., Dr. Gillis led its acquisition by Emergent BioSolutions in the fall 2010. Dr. Gillis currently serves as a director of Takeda Pharmaceutical Company Limited (and as director of Shire plc prior to its acquisition by Takeda) and Pulmatrix, Inc., and serves as a director and chairman of VBI Vaccines Inc. Dr. Gillis also currently serves as a director of several private companies. Dr. Gillis previously served as a director at PhaseRx, Inc. from 2008 to 2018 and at bluebird bio, Inc. from 2011 to 2015. Dr. Gillis received his B.A. in Biology and English from Williams College and his Ph.D. in Biological Science from Dartmouth College. We believe that Dr. Gillis’s knowledge of immunology and experience in the venture capital industry, particularly with biotechnology and pharmaceutical companies, qualifies him to serve as a member of our board of directors.

Richard J. Gregory, Ph.D. has served as a member of our board of directors since 2015. Prior to his retirement, Dr. Gregory served as Executive Vice President and Chief Scientific Officer of ImmunoGen, Inc., a biotechnology company, from 2015 until August 2019. Prior to joining ImmunoGen, Inc., he spent 25 years at Genzyme Corporation, a biotechnology company, in roles of increasing responsibility, including Senior Vice President and Head of Research from 2003 until Genzyme Corporation’s acquisition by Sanofi in 2011, and Head of Research and Development for Genzyme from 2011 through 2014. Dr. Gregory serves as a director of ProMIS Neurosciences, Inc. Dr. Gregory received his B.A. in Science from Virginia Tech and holds a Ph.D. from the University of Massachusetts, Amherst, and completed his post-doctoral work at the Worcester Foundation for Experimental Biology. We believe that Dr. Gregory’s knowledge of immunology qualifies him to serve as a member of our board of directors.

Kush M. Parmar, M.D., Ph.D. has served as a member of our board of directors since 2015. Dr. Parmar is a Managing Partner at 5AM Venture Management LLC, an early stage venture capital firm focused on the life sciences, where he has been since 2010. Before joining 5AM, from 2002 to 2010, he was at Harvard Medical School, where he was an NIH-sponsored M.D./Ph.D. physician scientist fellow in the joint Harvard-MIT Health Sciences and Technology Program. Dr. Parmar currently serves on the boards of numerous private companies. He previously served as a board member or observer for Arvinas, Inc., Achaogen, Inc., Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Pulmatrix, Inc. and scPharmaceuticals Inc. He is a member of the scientific advisory boards of Penn Medicine, Princeton University’s Department of Molecular Biology, and the Grace Science Foundation, and is a fellow of the Society of Kauffman Fellows. Before joining 5AM, Dr. Parmar completed clinical clerkships at the Massachusetts General & Brigham and Women’s Hospitals, attended courses at Harvard Business School and consulted for an oncology startup. He also founded a non-profit international development organization, the Cruz Blanca Initiative. He holds an A.B. in Molecular Biology and Medieval Studies from Princeton University, a Ph.D. in Experimental Pathology from Harvard University, and an M.D. from Harvard Medical School. We believe that Dr. Parmar’s experience in the life sciences industry, his experience as a venture capitalist and senior executive, as well as his service on the boards of directors of numerous companies provide him with the qualifications to serve as a director of our company.

Matthew R. Patterson has served as a member of our board of directors since 2018. Mr. Patterson is the co-founder of Audentes Therapeutics, Inc., a biotechnology company, and has served in the role of Strategic Advisor since January 2020. Previously, he served as its Chief Executive Officer from November 2012 until Audentes’ acquisition by Astellas Pharma Inc. in January 2020. Mr. Patterson also served as Audentes’ Chairman of the board of directors and formerly served as President until May 2018. Prior to that, Mr. Patterson was the Entrepreneur-In-Residence at OrbiMed Advisors LLC. Prior to OrbiMed, Mr. Patterson served in roles at Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc. and Genzyme Corporation. Mr. Patterson holds a B.A. from Bowdoin College. We believe that Mr. Patterson’s experience in the biotechnology and biopharmaceutical industries, as well as his service on the board of directors of a public company provide him with the qualifications to serve as a director of our company.

Alise Reicin, M.D. has served as a member of our board of directors since July 2019. Dr. Reicin served as President, Global Clinical Development at Celgene Corporation, a pharmaceutical company, from November 2018 to December 2019. Prior to Celgene, she served as Head of Global Clinical Development at EMD Serono, a pharmaceutical company, from May 2015 through October 2018. Prior to EMD Serono, Dr. Reicin served as VP, Program Leadership Oncology at Merck and Co., a pharmaceutical company. She holds a B.A. in Biochemistry from Barnard College of Columbia University and an M.D. from Harvard Medical School. We believe that Dr. Reicin’s clinical expertise and leadership roles in the biotechnology and biopharmaceutical industries provide her with the qualifications to serve as a director of our company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based on our review of the copies of such forms filed with the SEC and upon any written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2019. There was one late Form 4 filing in January 2020 (reporting one transaction) for Richard J. Gregory, Ph.D.

Code of Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website at www.homologymedicines.com in the “Investors” section under “Corporate Governance.” In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) concerning any amendments to, or waivers from, any provision of the code. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Richard Gregory, Matthew R. Patterson and Mary Thistle. Ms. Thistle serves as the Chairperson of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and Nasdaq. Our board of directors has determined that Ms. Thistle is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

This section discusses the material components of our 2019 compensation program for our principal executive officer and next three most highly compensated executive officers who are named in the 2019 Summary Compensation Table below. These “named executive officers” and their positions are:

•	Arthur O. Tzianabos, Ph.D., President and Chief Executive Officer;
•	Albert Seymour, Ph.D., Chief Scientific Officer; and
•	W. Bradford Smith, Chief Financial Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the completion of this offering may differ materially from the currently planned programs summarized in this discussion.

2019 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2018 and 2019:

Name and principal position	Fiscal Year	Salary $	Bonus $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (2)	Total $
Arthur O. Tzianabos, Ph.D.	2019	537,600	—	4,217,097	295,680	12,500	5,062,877
President and Chief Executive Officer	2018	490,500	—	3,562,722	250,000	9,893	4,313,115
Albert Seymour, Ph.D.	2019	405,600	—	1,295,756	162,240	13,231	1,876,827
Chief Scientific Officer	2018	386,948	—	1,574,473	156,760	5,576	2,123,757
W. Bradford Smith	2019	384,200	—	1,307,536	153,680	14,880	1,860,296

(1)

Amounts reflect the full grant date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)

Amount shown represents 401(k) matching contributions. For additional information, refer to the discussion below under the heading “Narrative Disclosure to Summary Compensation Table —Retirement Plans.”

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for our named executive officers are base salary, annual performance bonuses and long-term equity-based compensation awards. The named executive officers also generally participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis.

2019 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The following table shows the annual base salaries for 2019 and 2020 of our named executive officers. The 2020 annual base salaries became effective January 1, 2020.

Name	2019 Annual Base Salary ($)	2020 Annual Base Salary ($)
Arthur O. Tzianabos, Ph.D.	537,600	563,200
Albert Seymour, Ph.D.	405,600	426,800
W. Bradford Smith	384,200	406,700

2019 Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual goals as approved by our board of directors. For 2019, bonuses were based on attaining corporate goals relating to product development, manufacturing processes, and raising equity capital and individual goals related to each named executive officer’s area of responsibility within the Company. The 2019 target bonus amounts, expressed as a percentage of annual base salary, of our named executive officers were 55% for Dr. Tzianabos, 40% for Dr. Seymour and 40% for Mr. Smith.

In December 2019, our board of directors met to review performance against the 2019 bonus goals and approved cash bonuses for the named executive officers in the amounts set forth in the Non-Equity Incentive Plan Compensation column of the 2019 “Summary Compensation Table” above.

In December 2019, based on its determination that the corporate and individual goals had been achieved at 100% of target level, our board of directors approved the target bonus amounts, expressed as a percentage of annual base salary, for 2020 for our named executive officers as follows: 55% for Dr. Tzianabos, 40% for Dr. Seymour and 40% for Mr. Smith.

Equity Compensation

We generally offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant, as determined by the board of directors. Initial stock option grants to newly hired employees generally vest as to 25% of the underlying shares on either the first anniversary of the date of grant or a specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the holder’s continued service with us. Since 2017, stock options granted from time to time as periodic awards to existing employees generally vest in 48 equal monthly installments on the first day of each calendar month following the vesting commencement date, subject to the holder’s continued service with us through the applicable vesting dates. Historically, our stock options have been intended to qualify as “incentive stock options” to the extent permitted under Internal Revenue Code of 1986, as amended, and, prior to the completion of our initial public offering, allowed “early exercise” of an unvested option in exchange for shares of restricted stock subject to the same vesting schedule as the underlying stock option.

We maintain the 2018 Incentive Award Plan to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and to enable our company to obtain and retain services of these individuals.

In December 2019, our named executive officers were granted the stock options set forth in the table below under our 2018 Incentive Award Plan. These stock options were granted with exercise prices equal to the fair market value of our common stock on the date of grant, as determined under the terms of our 2018 Incentive Award Plan, and are subject to the standard vesting schedule for periodic awards described above.

Named Executive Officer	December 11, 2019 Stock Options Granted
Arthur O. Tzianabos, Ph.D.	358,000
Albert Seymour, Ph.D.	110,000
W. Bradford Smith	111,000

Please refer to our Outstanding Equity Awards at 2019 Fiscal Year End table below for additional information regarding the stock options held by our named executive officers.

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We provide matching contributions under the plan of 50% of the first 6% of each participant’s eligible compensation contributed. Employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions. Employer contributions vest over three years according to the employees’ years of service. We believe that providing a vehicle for tax deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

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

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2019.

	Option Awards							Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	(1)	Per Share Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Arthur O. Tzianabos, Ph.D.	4/1/2016	407,785	(4)	54,350	(4)	0.47	4/22/2026	—	—
	1/1/2018	246,575		268,078		6.63	12/7/2027	—	—
	3/27/2018	40,404		51,972		16.00	3/27/2028	—	—
	1/1/2019	46,520		156,480		24.28	12/14/2028	—	—
	1/1/2020	—		358,000		19.92	12/11/2029	—	—
Albert Seymour, Ph.D.	—	—		—		—	—	14,263	295,244
	1/1/2018	36,595		39,822		6.63	12/7/2027	—	—
	3/27/2018	29,085		37,416		16.00	3/27/2028	—	—
	1/1/2019	16,958		57,042		24.28	12/14/2028	—	—
	1/1/2020	—		110,000		19.92	12/11/2029	—	—
W. Bradford Smith	4/5/2017	66,931	(4)	54,473	(4)	0.63	4/6/2027	—	—
	1/1/2018	30,407		33,089		6.63	12/7/2027	—	—
	3/27/2018	21,735		27,976		16.00	3/27/2028	—	—
	1/1/2019	20,166		67,834		24.28	12/14/2028	—	—
	1/1/2020	—		111,000		19.92	12/11/2029	—	—

(1)

Except as otherwise described below, stock options have a term of ten years from the grant date and vest and become exercisable in 48 equal monthly installments based upon the executive’s completion of each full month of service following the vesting commencement date, subject to the named executive officer’s continued employment with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below. In addition, stock options granted to our named executive officers prior to 2018 permitted early exercise in exchange for restricted stock. As a result, all of such options were exercisable as of December 31, 2019. The number of shares for which each such option is shown as being exercisable and unexercisable represent, respectively, the number of shares for which each such option was vested and unvested as of December 31, 2019.

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

(3)	Market value calculated using the closing price per share of our common stock on December 31, 2019 of $20.70.
(4)

Awards vest as to 25% of the underlying shares on the first anniversary of the specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the named executive officer’s continued employment with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements are for unspecified terms. Under their respective employment agreements, if we terminate Dr. Tzianabos, Dr. Seymour or Mr. Smith without “cause” or he resigns for “good reason”, subject to his timely executing a release of claims and continued compliance with a separate restrictive covenant agreement, he is entitled to receive (i) base salary continuation for a period of nine months (or, for Dr. Tzianabos, 12 months), (ii) payment of all bonuses earned but unpaid as of the date of termination and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to nine months (or, for Dr. Tzianabos, 12 months), less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date.

If we terminate Dr. Tzianabos, Dr. Seymour or Mr. Smith without “cause” or he resigns for “good reason,” in either case, on or within 12 months following a change in control, then, in lieu of the severance benefits described above, subject to his timely executing a release of claims, he is entitled to receive (i) an amount equal in cash equal to 1.0 times (or, for Dr. Tzianabos, 1.5 times) the sum of his base salary plus target annual bonus for the year of termination, (ii) payment of all bonuses earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months (or, for Dr. Tzianabos, 18 months), less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, and (iv) accelerated vesting of all unvested equity or equity-based awards that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Each of our named executive officers has agreed to refrain from competing with us or soliciting our employees, in each case, while employed and following his termination of employment for any reason for a period of 12 months.

For purposes of the employment agreements, “cause” generally means the named executive officer’s refusal to substantially perform the duties associated with his position with our company or to carry out the reasonable and lawful instructions of the board of directors concerning duties or actions consistent with his position, his breach of a material provision of the employment agreement which remains uncured (to the extent capable of cure) for a period of 30 days following written notice from our company, his conviction, plea of no contest or nolo contendere or imposition of unadjudicated probation for any felony or crime involving moral turpitude, his unlawful use (including being under the influence) or possession of illegal drugs on our premises or while performing his duties and responsibilities under the employment agreement, or his commission of any act of fraud, embezzlement, misappropriation, willful misconduct, or breach of fiduciary duty against us.

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

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2019. Dr. Tzianabos, our Chief Executive Officer, received no compensation for his service as a director during the year ended December 31, 2019.

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Steven Gillis, Ph.D.	43,010	180,148	(2)	223,158
Richard J. Gregory, Ph.D.	46,765	180,148	(2)	226,913
Kush M. Parmar, M.D., Ph.D.	82,500	180,148	(2)	262,648
Matthew R. Patterson	43,490	180,148	(2)	223,638
Alise S. Reicin, M.D.	17,731	354,797	(3)	372,528
Mahendra G. Shah, Ph.D. (4)	19,409	—		19,409
Mary Thistle	52,500	180,148	(2)	232,648
Cameron Wheeler, Ph.D. (5)	23,515	180,148	(2)	203,663
(1)

Amounts reflect the grant date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)

Represents the grant date fair value of an option to purchase 15,580 shares of our common stock granted to each then-current non-employee director on June 6, 2019 with an exercise price of $19.51 per share.

(3)

Represents the grant date fair value of an initial grant of an option to purchase 31,160 shares of our common stock with an exercise price of $19.25 per share to Dr. Reicin upon her becoming a director on July 11, 2019.

(4)	Dr. Shah resigned from our board of directors on June 5, 2019.
(5)	Dr. Wheeler resigned from our board of directors on July 9, 2019.

The table below shows the aggregate numbers of shares subject to option awards held as of December 31, 2019 by each non-employee director. None of our non-employee directors held any other outstanding equity awards as of December 31, 2019.

	Options Outstanding
Name	Exercisable	Unexercisable	Total
Steven Gillis, Ph.D.	10,282	36,458	46,740
Richard J. Gregory, Ph.D.	10,282	36,458	46,740
Kush M. Parmar, M.D., Ph.D.	10,282	36,458	46,740
Matthew R. Patterson	14,132	33,558	47,690
Alise S. Reicin, M.D.	—	31,160	31,160
Mary Thistle	10,282	36,458	46,740

We maintain a compensation program for our non-employee directors under which each non-employee director receives the following amounts for their service on our board of directors:

•	an option to purchase 31,160 shares of our common stock upon the director’s initial election or appointment to our board of directors (the “Initial Award”),
•

if the director has served on our board of directors for at least six months as of the date of an annual meeting of stockholders, an option to purchase 15,580 shares of our common stock on the date of the annual meeting (the “Annual Award”),

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

Director fees under the program are payable in arrears in four equal quarterly installments not later than the fifteenth day following the final day of each calendar quarter, provided that the amount of each payment is prorated for any portion of a quarter that a director is not serving on our board.

In December 2019, following the recommendation of our compensation committee, our board of directors approved amending our non-employee director compensation program, effective January 1, 2020, to (i) increase the annual director fee to $40,000, (ii) increase the additional annual fee paid to the chairman of the nominating and corporate governance committee to $8,000, (iii) provide that each Initial Award will cover 36,000 shares of our common stock and (iv) provide that each Annual Award will cover 18,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders (1)	4,843,018	(2)	$14.78	(3)	2,309,425
Equity compensation plans not approved by security holders	—		—		—
Total	4,843,018		$14.78		2,309,425

(1)	Consists of the 2015 Stock Incentive Plan, as amended (the “2015 Plan”), the 2018 Incentive Award Plan (the “2018 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).
(2)	Includes 1,716,405 outstanding options to purchase stock under the 2015 Plan and 3,126,613 outstanding options to purchase stock under the 2018 Plan.
(3)

As of December 31, 2019, the weighted-average exercise price of outstanding options under the 2015 Plan was $3.93 and the weighted-average exercise price of outstanding options under the 2018 Plan was $20.74.

(4)

Includes 1,637,094 shares available for future issuance under the 2018 Plan and 672,331 shares available for issuance under the 2018 ESPP (of which 39,471 shares were issued with respect to the purchase period in effect as of December 31, 2019, which purchase period ended on February 29, 2020). As of March 26, 2018, in connection with our initial public offering, no further grants are made under the 2015 Plan. The 2018 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 20,887,347 shares may be issued upon the exercise of incentive stock options), plus any shares that were subject to awards outstanding under the 2015 Plan as of the effective date of the 2018 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares. The 2018 ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 4,778,738 shares of our common stock may be issued under the 2018 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our Common Stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Common Stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 1, 2020, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 45,162,433 shares of Common Stock outstanding as of March 1, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 1, 2020 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is One Patriots Park, Bedford, MA 01730. We believe, based on information provided to us that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or Greater Stockholders
Entities affiliated with ARCH Venture Fund (1)	5,768,694	12.8%
Entities affiliated with 5AM Ventures (2)	5,535,919	12.3%
RTW Investments, LP (3)	4,349,250	9.6%
Entities affiliated with Deerfield (4)	4,087,305	9.1%
TLS Beta Pte. Ltd. (5)	3,220,293	7.1%
T. Rowe Price Group, Inc. (6)	2,779,432	6.2%
Named Executive Officers and Directors
Arthur O. Tzianabos, Ph.D. (7)	963,016	2.1%
Albert Seymour, Ph.D. (8)	261,605	*
W. Bradford Smith (9)	155,150	*
Steven Gillis, Ph.D. (1)(10)	5,789,259	12.8%
Richard J. Gregory, Ph.D. (11)	31,371	*
Kush M. Parmar, M.D., Ph.D. (2)(12)	5,556,484	12.3%
Matthew R. Patterson (13)	18,376	*
Alise S. Reicin, M.D.	-	-
Mary Thistle (14)	20,565	*
All executive officers and directors as a group (11 persons) (15)	12,927,486	27.8%

*Less than 1%

(1)

Based on a Schedule 13G filed with the SEC on February 13, 2020 and the Company's records. Consists of 4,631,031 shares of common stock held by ARCH Venture Fund VIII, L.P. (“ARCH Fund VIII”) and 1,137,663 shares of common stock held by ARCH Venture Fund VIII Overage, L.P. (“ARCH Fund Overage”). The sole general partner of ARCH Fund VIII is ARCH Venture Partners VIII, L.P. (“ARCH Partners VIII”), which may be deemed to beneficially own the shares held by ARCH Fund VIII. The sole general partner of ARCH Partners VIII and ARCH Fund Overage is ARCH Venture Partners VIII, LLC (“ARCH VIII LLC”), which has shared voting and dispositive power over the shares of common stock held by each of ARCH Fund VIII and ARCH Fund Overage. ARCH Partners VIII and ARCH VIII LLC disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The managing directors of ARCH VIII LLC are Keith L. Crandell, Clinton Bybee and Robert Nelsen, and they may be deemed to have shared voting and dispositive power over the shares of common stock held by ARCH Fund VIII and ARCH Fund Overage. Messrs. Crandell, Bybee and Nelsen disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Steven Gillis, M.D., Ph.D., one of our directors, is a managing director at ARCH Venture Partners. Director Steven Gillis owns an interest in ARCH Partners VIII but does not have voting or investment control over the shares held by ARCH Fund VIII, and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of ARCH Fund VIII and ARCH Fund Overage is 8755 West Higgins Road, Suite 1025, Chicago, Illinois 60631.

(2)

Based on a Schedule 13G filed with the SEC on February 6, 2020 and the Company's records. Consists of 5,314,484 shares of common stock held by 5AM Ventures IV, L.P. (“Ventures IV”), as to which Ventures IV has shared voting and dispositive power, and 221,435 shares of common stock held by 5AM Co-Investors IV, L.P. (“Co-Investors IV”), as to which Co-Investors IV has shared voting and dispositive power. 5AM Partners IV, LLC (“Partners IV”) is the sole general partner of Ventures IV and Co-Investors IV. Dr. John Diekman, Andrew J. Schwab and Dr. Scott M. Rocklage, are the managing members of Partners IV and, along with Partners IV, have shared voting and investment power over the shares beneficially owned by Ventures IV and Co-Investors IV. Kush M. Parmar, M.D., Ph.D., one of our directors, is an affiliate of Ventures IV. Each of Partners IV, Dr. Diekman, Mr. Schwab and Dr. Rocklage disclaim beneficial ownership of such shares except to the extent of its or their recurring interest therein. The address of all entities affiliated with 5AM Ventures is 501 2nd Street, Suite 350, San Francisco, CA 94107.

(3)

Based solely on a Schedule 13G filed with the SEC on February 14, 2020, RTW Investments, LP (the “Adviser”) and Roderick Wong have shared voting and dispositive power over all 4,349,250 shares, and RTW Master Fund, Ltd. has shared voting and dispositive power over 4,349,250 shares. Roderick Wong is the Managing Partner of the Adviser. The Funds and Adviser disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein.  The address of the Funds and Adviser is 412 West 15th Street, Floor 9, New York, New York 10011.

(4)

Based solely on a Schedule 13D/A filed with the SEC on January 31, 2020, Deerfield Mgmt III, L.P. and Deerfield Private Design Fund III, L.P. each has shared voting and dispositive power over 2,321,199 shares of common stock, Deerfield Healthcare Innovations Fund, L.P. and Deerfield Mgmt HIF, L.P. each has shared voting and dispositive power over 1,766,106 shares of common stock, and Deerfield Management Company, L.P. and James E. Flynn each has shared voting and dispositive power over 4,087,305 shares of common stock. Deerfield Mgmt III, L.P. is the general partner of Deerfield Private Design Fund III, L.P., and Deerfield Mgmt HIF, L.P. is the general partner of Deerfield Healthcare Innovations Fund, L.P. Deerfield Management Company, L.P. is the investment manager of each of Deerfield Private Design Fund III, L.P. and Deerfield Healthcare Innovations Fund, L.P. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt III, L.P., Deerfield Mgmt HIF, L.P., and Deerfield Management Company, L.P. The address of Deerfield Healthcare Innovations Fund, L.P., Deerfield Private Design Fund III, L.P., Deerfield Mgmt III, L.P., Deerfield Partners, L.P., Deerfield Mgmt, L.P., Deerfield Mgmt HIF, L.P., Deerfield Management Company, L.P. and Mr. James E. Flynn is 780 Third Avenue, 37th Floor, New York, New York.

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

(6)

Based solely on a Schedule 13G filed with the SEC on February 14, 2020, T. Rowe Price Associates, Inc. has sole voting power over 467,599 shares and sole voting and dispositive power over all 2,779,432 shares. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.

(7)	Includes options to purchase 885,511 shares of common stock that are or will be immediately exercisable by Dr. Tzianabos within 60 days of March 1, 2020.

(8)	Includes options to purchase 107,588 shares of common stock that are or will be immediately exercisable by Dr. Seymour within 60 days of March 1, 2020.

(9)	Consists of options to purchase 155,150 shares of common stock that are or will be immediately exercisable by Mr. Smith within 60 days of March 1, 2020.

(10)	Includes options to purchase 20,565 shares of common stock that are or will be immediately exercisable by Dr. Gillis within 60 days of March 1, 2020.

(11)	Includes options to purchase 20,565 shares of common stock that are or will be immediately exercisable by Dr. Gregory within 60 days of March 1, 2020.

(12)	Includes options to purchase 20,565 shares of common stock that are or will be immediately exercisable by Dr. Parmar within 60 days of March 1, 2020.

(13)	Consists of options to purchase 18,376 shares of common stock that are or will be immediately exercisable by Mr. Patterson within 60 days of March 1, 2020.

(14)	Consists of options to purchase 20,565 shares of common stock that are or will be immediately exercisable by Ms. Thistle within 60 days of March 1, 2020.

(15)	Includes options to purchase 1,380,545 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. Our audit committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the related person's interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee's approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee subject to ratification of the transaction by the audit committee at the audit committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the audit committee for ratification at the audit committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock since January 1, 2018.

2019 Follow-On Offering

In April 2019, we completed a registered public offering pursuant to which we issued and sold an aggregate of 6,388,889 shares of our common stock (including 833,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at a public offering price of $22.50 per share for aggregate net proceeds to us of approximately $134.5 million. The following table sets forth the number of shares of common stock purchased in our registered public offering by certain holders of more than 5% of our common stock:

Name (1)	Shares of Common Stock Purchased	Total Purchase Price
Entities affiliated with Deerfield (affiliate of Cameron Wheeler, Ph.D., who resigned from our board of directors in July 2019)	533,333	$11,999,993
Entities affiliated with T. Rowe Price Group, Inc.	719,464	$16,187,940

(1)

Additional details regarding these stockholders and their equity holdings are provided in this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Director Independence

Steven Gillis, Ph.D., Richard J. Gregory, Ph.D., Kush M. Parmar, M.D., Ph.D., Matthew R. Patterson, Alise S. Reicin, M.D. and Mary Thistle each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Dr. Gillis and Dr. Parmar  are affiliated with certain of our significant stockholders. Arthur O. Tzianabos, Ph.D. is not independent because he is the President and Chief Executive Officer of Homology. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	2019	2018
Fee Category	(in thousands)
Audit Fees	$602	$395
Audit-Related Fees	—	802
Tax Fees	13	12
All Other Fees	28	2
Total	$643	$1,211

Audit Fees

Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements and services associated with the issuance of comfort letters and the issuance of consents on registration statements.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/18
3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.2	4/3/18
4.1	Amended and Restated Investors’ Rights Agreement, dated July 28, 2017, by and among Homology Medicines, Inc. and the investors named therein	S-1	333-223409	4.1	3/2/18
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-223409	4.2	3/19/18
4.3	Form of Indenture	S-3	333-230664	4.3	4/1/19
4.4	Description of Securities					*
10.1#	2015 Stock Incentive Plan, as amended, and forms of agreements thereunder	S-1/A	333-223409	10.1	3/19/18
10.2#	2018 Incentive Award Plan, and forms of awards thereunder	S-1/A	333-223409	10.2	3/19/18
10.3#	2018 Employee Stock Purchase Plan	S-1/A	333-223409	10.3	3/19/18
10.4#	2018 Employee Stock Purchase Plan – Offering Document	10-Q	001-38433	10.1	11/13/18
10.5#	Non-Employee Director Compensation Program					*
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-223409	10.5	3/19/18
10.7	Lease Agreement, dated August 31, 2016, between Homology Medicines, Inc. and ARE-MA Region No. 24, LLC	S-1	333-223409	10.5	3/2/18
10.8	Lease Agreement, dated December 21, 2017, between Homology Medicines, Inc. and Bedford Patriots Park, LLC	S-1	333-223409	10.6	3/2/18
10.9#	Employment Agreement, November 12, 2019, by and between Homology Medicines, Inc. and Gabriel M. Cohn, M.D.					*
10.10#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Albert Seymour	S-1/A	333-223409	10.12	3/19/18

10.11#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Bradford Smith	S-1/A	333-223409	10.13	3/19/18
10.12#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Arthur Tzianabos, Ph.D.	S-1/A	333-223409	10.14	3/19/18
10.13#	Employment Agreement, dated April 2, 2018, by and between Homology Medicines, Inc. and Tim Kelly	10-K	001-38433	10.13	3/12/19
10.14†	Collaboration and License Agreement, dated November 6, 2017, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	S-1/A	333-223409	10.15	3/23/18
10.15†	Exclusive License Agreement, dated April 28, 2016, between Homology Medicines, Inc. and City of Hope	S-1/A	333-223409	10.16	3/19/18
10.16.1†	License Agreement, dated September 14, 2016, between Homology Medicines, Inc. and California Institute of Technology	S-1/A	333-223409	10.17.1	3/19/18
10.16.2†	First Amendment to License Agreement, dated May 16, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.2	3/2/18
10.16.3†	Letter Agreement, dated November 14, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.3	3/2/18
21.1	Subsidiaries of Homology Medicines, Inc.	S-1	333-223409	21.1	3/2/18
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homology Medicines, Inc.

Date: March 12, 2020	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arthur O. Tzianabos, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2020
Arthur O. Tzianabos, Ph.D.

/s/ W. Bradford Smith	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	March 12, 2020
W. Bradford Smith

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman of the Board of Directors	March 12, 2020
Kush M. Parmar, M.D., Ph.D.

/s/ Steven Gillis, Ph.D.	Director	March 12, 2020
Steven Gillis, Ph.D.

/s/ Richard J. Gregory, Ph.D.	Director	March 12, 2020
Richard J. Gregory, Ph.D.

/s/ Matthew R. Patterson	Director	March 12, 2020
Matthew R. Patterson

/s/ Alise S. Reicin, M.D.	Director	March 12, 2020
Alise S. Reicin, M.D.

/s/ Mary Thistle	Director	March 12, 2020
Mary Thistle

HOMOLOGY MEDICINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Homology Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Homology Medicines, Inc. and its subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of  operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2019 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective transition method.

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

March 12, 2020

We have served as the Company's auditor since 2017.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
		(as revised)
Assets
Current assets:
Cash and cash equivalents	$53,774	$38,220
Short-term investments	208,614	176,517
Prepaid expenses and other current assets	4,189	6,948
Total current assets	266,577	221,685
Property and equipment, net	42,716	35,637
Restricted cash	1,274	1,772
Total assets	$310,567	$259,094
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,608	$15,732
Accrued expenses and other liabilities	7,644	5,040
Deferred rent	1,313	977
Deferred revenue	809	770
Total current liabilities	12,374	22,519
Non-current liabilities:
Deferred rent, net of current portion	9,544	9,470
Deferred revenue, net of current portion	30,142	30,750
Total liabilities	52,060	62,739
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2019 and 2018, respectively; no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2019 and 2018, respectively; 45,138,408 and 37,509,815 shares issued as of December 31, 2019 and 2018, respectively; and 45,116,742 and 37,358,526 shares outstanding as of December 31, 2019 and 2018, respectively	4	3
Additional paid-in capital	457,994	292,187
Accumulated other comprehensive loss	183	(77)
Accumulated deficit	(199,674)	(95,758)
Total stockholders’ equity	258,507	196,355
Total liabilities and stockholders' equity	$310,567	$259,094

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2019	2018
		(as revised)
Collaboration revenue	$1,666	$5,322
Operating expenses:
Research and development	89,398	47,948
General and administrative	22,211	17,300
Total operating expenses	111,609	65,248
Loss from operations	(109,943)	(59,926)
Other income:
Interest income	6,027	4,349
Total other income	6,027	4,349
Net loss	$(103,916)	$(55,577)
Net loss per share-basic and diluted	$(2.47)	$(1.95)
Weighted average common shares outstanding-basic and diluted	42,117,690	28,551,807

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended December 31,
	2019	2018
		(as revised)
Net loss	$(103,916)	$(55,577)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	260	(4)
Total other comprehensive gain (loss)	260	(4)
Comprehensive loss	$(103,656)	$(55,581)

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Convertible Preferred Stock $0.0001 Par Value		Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	127,199,705	$137,762	2,637,011	$—	$800	$(73)	$(40,181)	$(39,454)
Conversion of convertible preferred stock into common stock upon initial public offering	(127,199,705)	(137,762)	24,168,656	2	137,760	—	—	137,762
Issuance of common stock in initial public offering, net of discounts and issuance costs	—	—	10,350,000	1	150,842	—	—	150,843
Vesting of common stock from option exercises	—	—	129,959	—	75	—	—	75
Issuance of common stock from option exercises	—	—	72,900	—	87	—	—	87
Stock-based compensation	—	—	—	—	2,623	—	—	2,623
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(55,577)	(55,577)
Balance at December 31, 2018 (as revised)	—	$—	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Issuance of common stock in follow-on offering, net of discounts and issuance costs	—	—	6,388,889	1	134,523	—	—	134,524
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	—	—	1,105,000	—	22,409	—	—	22,409
Issuance of common stock pursuant to employee stock purchase plan	—	—	55,234	—	829	—	—	829
Vesting of common stock from option exercises	—	—	94,816	—	60	—	—	60
Issuance of common stock from option exercises	—	—	114,277	—	351	—	—	351
Stock-based compensation	—	—	—	—	7,635	—	—	7,635
Other comprehensive gain	—	—	—	—	—	260	—	260
Net loss	—	—	—	—	—	—	(103,916)	(103,916)
Balance at December 31, 2019	—	$—	45,116,742	$4	$457,994	$183	$(199,674)	$258,507

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2019	2018
		(as revised)
Cash flows from operating activities:
Net loss	$(103,916)	$(55,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,318	1,289
Stock-based compensation expense	7,635	2,623
Amortization of premium on short-term investments	(1,871)	(1,589)
Loss on disposal of property and equipment	13	127
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,759	(5,003)
Accounts payable	(4,452)	4,383
Accrued expenses and other liabilities	2,315	3,042
Deferred revenue	(569)	(1,890)
Deferred rent	410	10,033
Net cash used in operating activities	(91,358)	(42,562)
Cash flows from investing activities:
Purchases of short-term investments	(286,391)	(245,328)
Maturities of short-term investments	256,425	148,480
Purchases of property and equipment	(21,833)	(24,939)
Net cash used in investing activities	(51,799)	(121,787)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of discounts and issuance costs	—	150,843
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	134,524	—
Proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs	22,509	—
Proceeds from issuance of common stock from option exercises	351	87
Proceeds from issuance of common stock pursuant to employee stock purchase plan	829	—
Proceeds from issuance of restricted common stock	—	64
Net cash provided by financing activities	158,213	150,994
Net change in cash, cash equivalents and restricted cash	15,056	(13,355)
Cash, cash equivalents and restricted cash, beginning of period	39,992	53,347
Cash, cash equivalents and restricted cash, end of period	$55,048	$39,992
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A convertible preferred stock into common stock upon initial public offering	$—	$42,994
Conversion of Series B convertible preferred stock into common stock upon initial public offering	$—	$94,768
Reclassification of liability for common stock vested	$60	$75
Property and equipment additions included in accounts payable	$455	$9,127
Property and equipment additions included in accrued expenses and other liabilities	$249	$—
Unrealized gain on available for sale securities, net	$260	$—
Offering costs included in accrued expenses and other liabilities	$100	$—

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Homology Medicines, Inc. (the “Company”) is a clinical stage biopharmaceutical company dedicated to translating proprietary gene therapy and gene editing technology into novel treatments for patients with rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. The Company was founded in March 2015 as a Delaware corporation. Its principal offices are in Bedford, Massachusetts.

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

On April 1, 2019, the Company filed a Registration Statement on Form S-3 (File No. 333-230664) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $350.0 million for a period up to three years from the date of the filing. The Shelf became effective on April 9, 2019. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). During the year ended December 31, 2019, the Company sold 1,105,000 shares of common stock and received net proceeds of $22.5 million pursuant to the ATM. At December 31, 2019, there remained $76.8 million of common stock available for sale under the ATM.

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

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through December 31, 2019, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis (see Note 15). During the year ended December 31, 2019, the Company incurred a net loss of $103.9 million and as of December 31, 2019, had $199.7 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of the Company and its subsidiary, Homology Medicines Securities Corporation, a wholly owned Massachusetts corporation, for the sole purpose of buying, selling, and holding securities on the Company’s behalf. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$53,774	$38,220
Restricted cash	1,274	1,772
Total cash, cash equivalents and restricted cash	$55,048	$39,992

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses, reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income in the Company’s consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. We believe that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. We regularly invest excess cash with major financial institutions in money market funds, U.S. government and corporate debt securities and commercial paper, all of which can be readily purchased and sold using established markets. As of December 31, 2019, the Company’s cash and cash equivalents were held with two financial institutions. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

Deferred Offering Costs—The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with equity financings as other current assets until the transactions are completed. After equity financings are complete, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Guarantees and Indemnifications—As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2019, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Computer equipment and software	3 years
Laboratory equipment and office furniture	5 years
Manufacturing equipment	5 - 7 years
Leasehold improvements	Shorter of the lease term or estimated useful life

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

The Company adopted ASC 606 effective January 1, 2019, using the full retrospective transition method. Under this method, the Company revised its consolidated financial statements for prior period amounts as if ASC 606 had been effective for such periods. The references "as revised" used herein refer to revisions of data for the year ended December 31, 2018 as a result of the adoption of ASC 606. The adoption of ASC 606 did not have an impact on periods prior to January 1, 2018. In addition to revisions to financial statement amounts and related tables, Note 15 has been revised to reflect the adoption of ASC 606.

As part of the adoption, the Company reviewed its collaboration and license agreement with Novartis to determine the cumulative effect impact related to the adoption of ASC 606. (For a complete discussion of the accounting for the Company’s agreement with Novartis, see Note 15.) The adoption of ASC 606 resulted in a change to the pattern of revenue recognition whereby the Company expects to recognize revenue from its collaboration agreement with Novartis as costs are incurred, which likely will not occur evenly over the performance period as a result of applying the cost-to-cost method, in contrast to recognizing revenue on a straight-line basis over the estimated performance period under ASC 605. The impact on previously reported amounts as a result of the adoption of ASC 606 is as follows:

Consolidated Balance Sheets
	December 31, 2018
	(in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Current portion of deferred revenue	$770	$3,684	$(2,914)
Long-term portion of deferred revenue	$30,750	$29,474	$1,276
Accumulated deficit	$(95,758)	$(97,396)	$1,638

Consolidated Statements of Operations and Comprehensive Loss
	For the Year Ended December 31, 2018
	(in thousands, except per share amounts)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Collaboration revenue	$5,322	$3,684	$1,638
Loss from operations	$(59,926)	$(61,564)	$1,638
Net loss	$(55,577)	$(57,215)	$1,638
Net loss per share attributable to common stockholders-basic and diluted	$(1.95)	$(2.00)	$0.05

Consolidated Statement of Cash Flows
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

Net Loss per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and unvested shares of common stock.

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

The Company adopted this standard early on January 1, 2020. The Company expects to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward historical lease classification. The Company has substantially completed its evaluation of the impact of the adoption of ASU 2016-02 on its consolidated financial statements and upon adoption, expects to recognize a lease liability and related right-of-use asset on its consolidated balance sheet of approximately $17.0 million to $18.0 million and approximately $6.0 million to $7.0 million, respectively, and a reduction to deferred rent of approximately $10.0 million to $11.0 million to eliminate the deferred rent balance. The Company does not expect the standard to have a material impact on its results of operations or cash flows. In addition, the Company is currently implementing changes to processes and controls to support lease accounting and related disclosures under the new standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early application permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), which requires that amounts described as restricted cash or cash equivalents must be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2019, and reclassified restricted cash in the consolidated statements of cash flows to be included in cash and cash equivalents. The reclassification was not material to the periods presented.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for the Company beginning January 1, 2020. Early application of this standard is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements and related disclosures.

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

The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2019	2018
	(in thousands)
Cash	$250	$471
U.S. Treasury securities	—	35
Commercial paper	—	5,974
Repurchase agreements	14,000	—
Money market funds	39,524	31,740
Total cash and cash equivalents	$53,774	$38,220

4. SHORT-TERM INVESTMENTS

The Company invests its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value. Unrealized gains or losses on investments are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity, on the Company’s consolidated balance sheets.

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Repurchase agreements	$14,000	$—	$—	14,000
Asset-backed securities	14,866	10	—	14,876
Money market mutual funds	39,524	—	—	39,524
Commercial paper	41,259	—	—	41,259
U.S. Treasury securities	59,926	45	—	59,971
Corporate debt securities	92,380	128	—	92,508
Total	$261,955	$183	$—	$262,138

As of December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Asset-backed securities	$19,541	$—	$(21)	$19,520
U.S. Treasury securities	29,980	—	(6)	29,974
Money market mutual funds	31,740	—	—	31,740
Corporate debt securities	54,511	—	(50)	54,461
Commercial paper	78,571	—	—	78,571
Total	$214,343	$—	$(77)	$214,266

As of December 31, 2019, the Company had no securities that are in an unrealized loss position. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the years ended December 31, 2019 and 2018. The contractual maturity dates of all of the Company’s investments are less than one year.

5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	December 31, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$39,524	$39,524	$—	$—
Repurchase agreements	14,000	—	14,000	—
Total cash equivalents	$53,524	$39,524	$14,000	$—
Short-term investments:
Asset-backed securities	$14,876	$—	$14,876	$—
Commercial paper	41,259	—	41,259	—
U.S. Treasury securities	59,971	—	59,971	—
Corporate debt securities	92,508	—	92,508	—
Total short-term investments	$208,614	$—	$208,614	$—
Total financial assets	$262,138	$39,524	$222,614	$—

Description	December 31, 2018	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$31,740	$31,740	$—	$—
Commercial paper	5,974	—	5,974	—
U.S. Treasury securities	35	35	—	—
Total cash equivalents	$37,749	$31,775	$5,974	$—
Short-term investments:
Asset-backed securities	$19,520	$—	$19,520	$—
U.S. Treasury securities	29,939	—	29,939	—
Corporate debt securities	54,461	—	54,461	—
Commercial paper	72,597	—	72,597	—
Total short-term investments	$176,517	$—	$176,517	$—
Total financial assets	$214,266	$31,775	$182,491	$—

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

There were no transfers between fair value measure levels during the years ended December 31, 2019 and 2018.

6. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$10,837	$9,309
Manufacturing equipment	4,911	—
Computers and purchased software	640	248
Furniture and fixtures	1,363	1,066
Leasehold improvements	30,862	24,520
Assets not yet in service	2,513	2,602
Property and equipment, at cost	51,126	37,745
Less accumulated depreciation and amortization	(8,410)	(2,108)
Property and equipment, net	$42,716	$35,637

Depreciation expense for the years ended December 31, 2019 and 2018 was approximately $6.3 million and $1.3 million, respectively. The Company disposed of $13,000 and approximately $0.1 million of property and equipment, net during the years ended December 31, 2019 and 2018, respectively. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s research and development, manufacturing and general office space in Bedford, Massachusetts, which the Company occupied as of December 31, 2018.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation and benefits	$4,551	$3,370
Accrued research and development expenses	2,258	1,059
Accrued professional fees	542	195
Accrued unvested common stock subject to repurchase	37	112
Accrued other	256	304
Total accrued expenses and other liabilities	$7,644	$5,040

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—In September 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expires in October 2021, with an option for an additional three-year term. In 2018, the Company entered into a sublease agreement for the entire leased premises. The rent commencement date of the sublease was December 2018, and the sublease will terminate on the scheduled termination date of the original lease. Under the terms of the sublease, the subtenant is obligated to pay the Company aggregate base rent of approximately $2.7 million over the term of the sublease in addition to a passthrough of operating expenses and real estate taxes charged by the landlord. The Company did not record a loss on the sublease as future payments to its landlord were not materially different from future rent payments expected from the subtenant over the term of the sublease.

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. The initial annual base rent was $39.50 per square foot and increases by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises.

Future minimum lease payments, net of anticipated sublease payments, as of December 31, 2019, are as follows:

Amount
For the Years Ending December 31,	(in thousands)
2020	$2,810
2021	2,815
2022	2,987
2023	3,077
2024	3,169
Thereafter	7,197
Total future minimum lease payments	$22,055

The lease agreement entered into in December 2017 allowed for a tenant improvement allowance not to exceed $10.9 million to be applied to the total cost of tenant improvements to the leased premises. The total tenant improvement allowance of $10.9 million was recorded as deferred rent incentives on the Company’s consolidated balance sheets and is being recognized as a reduction to rent expense over the term of the lease. As of December 31, 2019, deferred rent incentives totaled $8.3 million.

Rent expense, net of amortization of the deferred rent incentive, for the years ended December 31, 2019 and 2018 was $1.4 million and $2.7 million, respectively. The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million and $1.8 million as of December 31, 2019 and 2018, respectively, in conjunction with its current leases.

9. LICENSE AGREEMENTS

City of Hope

In April 2016, the Company entered into a license agreement with City of Hope (“COH”), an academic research and medical center. The license term extends until the last to expire patent, unless terminated earlier by either party under certain provisions. The Company is required to pay an annual license fee of $25,000, reimburse COH for patent costs incurred, pay amounts up to $3.2 million upon the achievement of certain development and commercialization milestones for each product under the license, pay royalties on future sales in the low single- digits and royalties on sublicense revenue in the low double-digits, if any. During the year ended December 31, 2019, the Company paid $50,000 to COH upon dosing the first patient in the pheNIX Phase 1/2 clinical trial.

In May 2015, the Company entered into a sponsored research agreement with COH with a goal to identify potential treatments for diseases in humans. Under this agreement, the Company recorded $0.1 million in research and development expense for each of the years ended December 31, 2019 and 2018. The agreement terminated in September 2019 in accordance with its terms.

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

10. INCOME TAXES

A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
Tax credits	13.4%	17.7%
State taxes, net of federal tax benefit	6.1%	5.5%
Non-deductible expenses	(1.0%)	(0.3%)
Change in valuation allowance	(39.5%)	(43.9%)
Effective income tax rate	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating losses	$41,589	$14,848
R&D credits	25,328	12,506
Deferred revenue	8,456	8,159
Deferred rent	2,966	2,854
Capitalized R&D costs	1,207	1,375
Equity compensation	883	443
Accrued expense and other	108	115
Total deferred tax assets	80,537	40,300
Deferred tax liabilities:
Depreciation	(2,744)	(2,680)
Total deferred tax liabilities	(2,744)	(2,680)
Valuation allowance	(77,793)	(37,620)
Net deferred taxes	$—	$—

The Company has no income tax expense due to the operating loss incurred for the years ended December 31, 2019 and 2018. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not.

At December 31, 2019, the Company had $150.7 million and $157.3 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2039. Included in the federal net operating loss carryforwards of $150.7 million is $119.6 million that can be carried forward indefinitely. At December 31, 2019, the Company had $21.2 million and $5.2 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2039. Included in the $21.2 million of federal research and development credit carryforwards is $17.3 million of orphan drug credit carryforwards. The valuation allowance increased in 2019 and 2018 by $40.2 million and $25.1 million, respectively, due to the increase in the deferred tax assets by the same amounts, primarily due to the net operating loss carryforwards and research and development tax credits not utilized.

For all years through December 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s consolidated financial statements.

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

As of December 31, 2019, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2019 and 2018.

11. STOCKHOLDERS’ EQUITY

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

There were 45,116,742 and 37,358,526 shares of common stock outstanding at December 31, 2019 and 2018, respectively.

Preferred Stock—As of December 31, 2019 and 2018, there were no shares of preferred stock issued and outstanding.

12. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At December 31, 2019, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the

Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2020, an additional 1,804,670 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2019. As of December 31, 2019, there were 1,637,094 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2020, an additional 451,167 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2019. At December 31, 2019, there were 672,331 shares available for future issuance under the 2018 ESPP.

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

During the year ended December 31, 2019, 55,234 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. There were no shares issued pursuant to the 2018 ESPP during the year ended December 31, 2018. The Company recorded $0.2 million and $0.1 million of stock-based compensation pursuant to the 2018 ESPP for the years ended December 31, 2019 and 2018, respectively.

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

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Research and development	$4,164	$1,117
General and administrative	3,471	1,506
	$7,635	$2,623

As of December 31, 2019, there was $31.5 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.9 years at December 31, 2019.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	For the Years Ended December 31,
	2019	2018
Expected volatility	62.4% — 64.7%	52.80% — 60.12%
Weighted-average risk-free interest rate	1.36% — 2.60%	2.33% — 3.08%
Expected dividend yield	— %	— %
Expected term (in years)	6.25	5.5 — 7.6
Underlying common stock fair value	$12.73 — $30.34	$6.63 — $24.28

A summary of option activity under the Plans during the year ended December 31, 2019 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of January 1, 2019	3,203,122	$10.47	8.9	$39,018
Granted	1,898,215	$21.60
Exercised	(114,277)	$3.07
Cancelled/Forfeited	(144,042)	$18.06
Outstanding at December 31, 2019	4,843,018	$14.78	8.5	$33,809
Vested and expected to vest at December 31, 2019	4,843,018	$14.78	8.5	$33,809
Exercisable at December 31, 2019	1,593,532	$8.72	7.6	$20,021

The total intrinsic value of options exercised during the year ended December 31, 2019 and 2018 was $1.9 million and $1.8 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $12.90 and $10.41, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares—January 1, 2019	151,289
Vested	(94,816)
Issued	—
Repurchased	(34,807)
Unvested shares—December 31, 2019	21,666

As of December 31, 2019 and 2018, 21,666 shares and 151,289 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the consolidated balance sheets of approximately $0.1 million as of each date.

13. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2019	2018
Unvested common stock from early exercise of options	21,666	151,289
Stock options to purchase common stock	4,843,018	3,203,122
Total	4,864,684	3,354,411

14. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits, while the Company contributes to the plan at the discretion of the Board of Directors. The Company’s discretionary match made under the 401(k) Plan for the years ended December 31, 2019 and 2018 was $0.5 million and $0.3 million, respectively.

15. COLLABORATION AND LICENSE AGREEMENT

Summary of Agreement

In November 2017, the Company entered into a collaboration and license agreement (the “Collaboration Agreement”) with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) for the research, development, manufacturing and commercialization of products using the Company’s gene-editing technology for the treatment of certain ophthalmic targets and sickle cell disease. In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement effective in August 2019. The Company continues to work with Novartis to identify new targets for the partnership based on the existing exploratory research component of the agreement and the collaboration on ophthalmic programs also continues.

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

The Collaboration Agreement consists of a research term, where the Company and Novartis are collaborating to perform research and conduct preclinical development to identify candidates that modulate the ophthalmic targets. The Collaboration Agreement also includes exploratory work on the applicability of the gene-editing technology with respect to other gene targets. The Company’s obligation to perform such exploratory research concludes in November 2020. Novartis may select up to two ophthalmic targets, with limited substitution rights. The Company is responsible for the manufacturing of proprietary research grade human hematopoietic stem cell derived adeno-associated virus vectors (“AAVHSCs”) during the research term. Research activities performed by the Company are being reimbursed at a full-time equivalent rate (“FTE”) and manufacturing activities will be reimbursed at cost, up to a maximum of $17.0 million during the research term, as specified and defined in the Collaboration Agreement. Novartis is required to pay the Company a target fee of $5.0 million for each target that meets certain success criteria during the research term (the “target fee trigger date”), up to a maximum of two targets. The research term will continue for five years from the effective date of the Collaboration Agreement. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee and a joint manufacturing subcommittee, with equal representation from both the Company and Novartis.

Novartis has the exclusive right to develop and commercialize up to two ophthalmic candidates or products arising from the research activities. Subject to certain limitations pursuant to the terms of the Collaboration Agreement, Novartis will fund all development and commercialization costs. The Company will be responsible for manufacturing candidates and products for Novartis during the development and commercialization terms. The Company’s manufacturing activities will be reimbursed at cost during the development term and at cost plus a margin during the commercialization term, as defined in the Collaboration Agreement. If the Company is not able to manufacture candidates or products that meet the quality or quantity requirements of Novartis, then Novartis shall have the right to designate a third-party contract manufacturer or manufacture such candidates or products itself.

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

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2019, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $31.0 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which is expected to occur over a period of time that is estimated will conclude in 2027. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis as the Company performs the research, development and manufacturing services, which will likely vary from period to period.

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

During the years ended December 31, 2019 and 2018, the Company recognized revenue under the Collaboration Agreement of $1.7 million and $5.3 million, respectively, of which $0.6 million and $1.8 million was included in deferred revenue at the beginning of each such period. As of December 31, 2019 and 2018, there was approximately $31.0 million and $31.5 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of December 31, 2019 and 2018, the Company has recorded accounts receivable of $0.4 million and $0.8 million, respectively, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the consolidated balance sheets.

* * * * * *