Form 10-Q
period 2020-03-31
Homology Medicines, Inc.
filed 2020-05-07
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 1, 2020, the registrant had 45,213,368 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, business strategy, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$143,372	$53,774
Short-term investments	91,557	208,614
Prepaid expenses and other current assets	3,404	4,189
Total current assets	238,333	266,577
Property and equipment, net	42,566	42,716
Right-of-use assets	6,615	—
Restricted cash	1,274	1,274
Total assets	$288,788	$310,567
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,398	$2,608
Accrued expenses and other liabilities	6,949	7,644
Operating lease liabilities	2,331	—
Deferred rent	—	1,313
Deferred revenue	774	809
Total current liabilities	17,452	12,374
Non-current liabilities:
Operating lease liabilities, net of current portion	14,821	—
Deferred rent, net of current portion	—	9,544
Deferred revenue, net of current portion	29,974	30,142
Total liabilities	62,247	52,060
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 45,212,190 and 45,138,408 shares issued as of March 31, 2020 and December 31, 2019, respectively; and 45,206,066 and 45,116,742 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	461,561	457,994
Accumulated other comprehensive gain (loss)	(19)	183
Accumulated deficit	(235,005)	(199,674)
Total stockholders’ equity	226,541	258,507
Total liabilities and stockholders' equity	$288,788	$310,567

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Collaboration revenue	$588	$270
Operating expenses:
Research and development	29,310	20,536
General and administrative	7,770	4,857
Total operating expenses	37,080	25,393
Loss from operations	(36,492)	(25,123)
Other income:
Interest income	1,161	1,271
Total other income	1,161	1,271
Net loss	$(35,331)	$(23,852)
Net loss per share-basic and diluted	$(0.78)	$(0.64)
Weighted-average common shares outstanding-basic and diluted	45,151,265	37,384,507

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Net loss	$(35,331)	$(23,852)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	(202)	83
Total other comprehensive gain (loss)	(202)	83
Comprehensive loss	$(35,533)	$(23,769)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2019	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Vesting of common stock from option exercises	31,584	—	18	—	—	18
Issuance of common stock from option exercises	18,876	—	21	—	—	21
Issuance of common stock pursuant to employee stock purchase plan	28,311	—	396	—	—	396
Stock-based compensation	—	—	1,243	—	—	1,243
Other comprehensive gain	—	—	—	83	—	83
Net loss	—	—	—	—	(23,852)	(23,852)
Balance at March 31, 2019	37,437,297	$3	$293,865	$6	$(119,610)	$174,264

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2020	45,116,742	$4	$457,994	$183	$(199,674)	$258,507
Vesting of common stock from option exercises	15,542	—	12	—	—	12
Issuance of common stock from option exercises	34,311	—	135	—	—	135
Issuance of common stock pursuant to employee stock purchase plan	39,471	—	537	—	—	537
Stock-based compensation	—	—	2,883	—	—	2,883
Other comprehensive loss	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(35,331)	(35,331)
Balance at March 31, 2020	45,206,066	$4	$461,561	$(19)	$(235,005)	$226,541

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(35,331)	$(23,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,907	1,266
Amortization of right-of-use assets	221	—
Stock-based compensation expense	2,883	1,243
Amortization of premium on short-term investments	(175)	(661)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,087	4,413
Accounts payable	4,841	(85)
Accrued expenses and other liabilities	(535)	(1,404)
Deferred revenue	(203)	(92)
Deferred rent	—	1,301
Operating lease liabilities	(541)	—
Net cash used in operating activities	(25,846)	(17,871)
Cash flows from investing activities:
Purchases of short-term investments	—	(84,467)
Maturities of short-term investments	117,030	114,600
Purchases of property and equipment	(2,033)	(10,466)
Net cash provided by investing activities	114,997	19,667
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock purchase plan	537	396
Proceeds from issuance of common stock from option exercises	135	21
Payment of deferred offering costs	(225)	(92)
Net cash provided by financing activities	447	325
Net change in cash, cash equivalents and restricted cash	89,598	2,121
Cash, cash equivalents and restricted cash, beginning of period	55,048	39,992
Cash, cash equivalents and restricted cash, end of period	$144,646	$42,113
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$12	$18
Property and equipment additions included in accounts payable	$405	$5,274
Property and equipment additions included in accrued expenses and other liabilities	$23	$—
Unrealized gain on available for sale securities, net	$(202)	$—
Deferred offering costs included in accounts payable and accrued expenses	$77	$174

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

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates, developing and implementing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its products, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

On April 12, 2019, the Company completed a follow-on public offering of its common stock. The Company sold 5,555,556 shares of its common stock at a public offering price of $22.50 per share and received net proceeds of $116.9 million, after deducting underwriting discounts and commissions and offering expenses. In addition, on April 26, 2019 and May 7, 2019, in connection with the exercise in full of the underwriters’ option to purchase additional shares, the Company issued an aggregate of 833,333 shares of its common stock at a public offering price of $22.50 per share and received net proceeds of $17.6 million, after deducting underwriting discounts and commissions.

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock pursuant to the ATM during the three months ended March 31, 2020. At March 31, 2020, there remained $150.0 million of common stock available for sale under the ATM. Simultaneous with the filing of the Shelf, the previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019, and a prior sales agreement with Cowen providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings, with $76.8 million of remaining capacity, were terminated.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through March 31, 2020, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10). During the three months ended March 31, 2020, the Company incurred a net loss of $35.3 million and as of March 31, 2020, had $235.0 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K on file with the SEC.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2020, and consolidated results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$143,372	$40,839
Restricted cash	1,274	1,274
Total cash, cash equivalents and restricted cash	$144,646	$42,113

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

Leases— In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which eliminated the tests for lease classification under prior U.S. GAAP and requires lessees to recognize right-of-use assets and related lease liabilities on the balance sheet. The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01 - Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10 - Codification Improvements to Topic 842, Leases, ASU No. 2018-11 – Leases (Topic 842): Targeted Improvements, ASU No. 2018-20 – Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU No. 2019-01 – Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2020.

The Company adopted the new leasing standards using the modified retrospective approach, as of January 1, 2020, with no restatement of prior periods or cumulative adjustments to retained earnings. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. In addition, the Company elected the practical expedient not to apply the recognition requirements in the leasing standards to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to not separate lease components of a contract from non-lease components.

The Company determines if an arrangement is a lease at contract inception. The Company’s contracts are determined to contain a lease when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset.

At the commencement date, operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company’s lease agreements do not provide an implicit rate. As a result, the Company utilizes an estimated incremental borrowing rate to discount lease payments, which is based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or lease incentives received. Operating lease cost is recognized over the expected term on a straight-line basis. Variable lease cost is recognized as incurred.

The Company acts as sublessor related to a sublease of the Company's former headquarters. Fixed sublease payments received are recognized on a straight-line basis over the sublease term. Right-of-use assets are periodically evaluated for impairment.

The expected lease term for those leases commencing prior to January 1, 2020 did not change with the adoption of the new leasing standards. The expected lease term for leases commencing after the adoption of the new leasing standards includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

As a result of the adoption of the new leasing standards, on January 1, 2020, the Company recorded a right-of-use asset of $6.8 million, operating lease liabilities of $17.7 million and the derecognition of deferred rent of $10.9 million originally accounted for under legacy guidance. The adoption did not have a material impact on the condensed consolidated statement of operations. For additional information on the adoption of the new leasing standards, refer to Note 7.

	January 1, 2020 (in thousands)
	Prior to adoption of new leasing standards	Adjustment for adoption of new leasing standards	As Adjusted
Right-of-use assets (1)(2)	$—	$6,835	$6,835
Deferred rent (2)	$1,313	$(1,313)	$—
Deferred rent, net of current portion (2)	$9,544	$(9,544)	$—
Operating lease liabilities (3)	$—	$2,251	$2,251
Operating lease liabilities, net of current portion (3)	$—	$15,441	$15,441

(1)	Represents capitalization of operating right-of-use assets
(2)	Represents reclassification of deferred rent and incentives as a reduction to operating right-of-use assets
(3)	Represents recognition of operating lease liabilities

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

Revenue Recognition—Revenue is recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). On January 1, 2019, the Company adopted ASC 606 using the full retrospective transition method.

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

In February 2016, the FASB issued new leasing standards to increase transparency and comparability among organization related to their leasing activities. For additional information on the adoption of the new leasing standards, please refer to section titled “Leases” above, and Note 7.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted ASU 2018-07 on January 1, 2020. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

As of March 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Asset-backed securities	$4,500	$—	$—	$4,500
Money market mutual funds	143,122	—	—	143,122
Commercial paper	25,913	—	—	25,913
U.S. Treasury securities	15,991	45	—	16,036
Corporate debt securities	45,172	—	(64)	45,108
Total	$234,698	$45	$(64)	$234,679

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Repurchase agreements	$14,000	$—	$—	$14,000
Asset-backed securities	14,866	10	—	14,876
Money market mutual funds	39,524	—	—	39,524
Commercial paper	41,259	—	—	41,259
U.S. Treasury securities	59,926	45	—	59,971
Corporate debt securities	92,380	128	—	92,508
Total	$261,955	$183	$—	$262,138

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three months ended March 31, 2020 and 2019. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	March 31, 2020	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$143,122	$143,122	$—	$—
Total cash equivalents	$143,122	$143,122	$—	$—
Short-term investments:
Asset-backed securities	$4,500	$—	$4,500	$—
Commercial paper	25,913	—	25,913	—
U.S. Treasury securities	16,036	—	16,036	—
Corporate debt securities	45,108	—	45,108	—
Total short-term investments	$91,557	$—	$91,557	$—
Total financial assets	$234,679	$143,122	$91,557	$—

Description	December 31, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$39,524	$39,524	$—	$—
Repurchase agreements	14,000	—	14,000	—
Total cash equivalents	$53,524	$39,524	$14,000	$—
Short-term investments:
Asset-backed securities	$14,876	$—	$14,876	$—
Commercial paper	41,259	—	41,259	—
U.S. Treasury securities	59,971	—	59,971	—
Corporate debt securities	92,508	—	92,508	—
Total short-term investments	$208,614	$—	$208,614	$—
Total financial assets	$262,138	$39,524	$222,614	$—

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

There were no transfers between fair value measure levels during the three months ended March 31, 2020 and 2019.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$11,697	$10,837
Manufacturing equipment	7,479	4,911
Computers and purchased software	1,215	640
Furniture and fixtures	1,363	1,363
Leasehold improvements	29,961	30,862
Assets not yet in service	1,168	2,513
Property and equipment, at cost	52,883	51,126
Less: accumulated depreciation and amortization	(10,317)	(8,410)
Property and equipment, net	$42,566	$42,716

Depreciation expense for the three months ended March 31, 2020 was approximately $1.9 million, compared to $1.3 million for the three months ended March 31, 2019. There were no disposals of property and equipment during the three months ended March 31, 2020 and 2019. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s research and development, manufacturing and general office space in Bedford, Massachusetts.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Accrued research and development expenses	$3,808	$2,258
Accrued compensation and benefits	2,254	4,551
Accrued professional fees	642	542
Accrued unvested common stock subject to repurchase	25	37
Accrued other	220	256
Total accrued expenses and other liabilities	$6,949	$7,644

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

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. Rent became due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet started in March 2019. The initial annual base rent is $39.50 per square foot and will increase by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. The lease agreement entered into in December 2017 allowed for a tenant improvement allowance not to exceed $10.9 million, which the Company received in full, to be applied to the total cost of tenant improvements to the leased premises. The unamortized balance of the tenant improvement allowance was included in deferred rent and has been recorded as a reduction to the operating right-of-use asset upon the adoption of the new leasing standards.

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million as of March 31, 2020 and December 31, 2019, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs as well as sublease income for the three months ended March 31, 2020:

Three months ended March 31, 2020	Amount (in thousands)
Operating lease costs	$623
Sublease income	(228)
Net lease cost	$395

Rent expense, net of amortization of the deferred rent incentives was $0.2 million for the three months ended March 31, 2019.

The maturities of our operating lease liabilities and minimum lease payments as of March 31, 2020 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2020	$2,863
2021	3,834
2022	2,987
2023	3,077
2024	3,169
Thereafter	7,197
Total undiscounted lease payments	$23,127
Less: imputed interest	(5,975)
Present value of operating lease liabilities	$17,152

The following table summarizes the lease term and discount rate as of March 31, 2020:

As of March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.4
Weighted-average discount rate
Operating leases	9.9%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the three months ended March 31, 2020.

Three months ended March 31, 2020	Amount (in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$943
Operating cash flows from operating leases	$943

8. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At March 31, 2020, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2020, an additional 1,804,670 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2019. At March 31, 2020, there were 2,802,656 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2020, an additional 451,167 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2019. At March 31, 2020, there were 1,084,028 shares available for future issuance under the 2018 ESPP.

Under the 2018 ESPP, employees may purchase common stock through after-tax payroll deductions at a price equal to 85% of the lower of the fair market value on the first trading day of an offering period or the last trading day of an offering period. The 2018 ESPP generally provides for offering periods of six months in duration that end on the final trading day of each February and August. In accordance with the Internal Revenue Code, no employee will be permitted to accrue the right to purchase stock under the 2018 ESPP at a rate in excess of $25,000 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of the Company’s common stock as of the first day of the offering period).

During the three months ended March 31, 2020, 39,471 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.5 million. During the three months ended March 31, 2019, 28,311 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. The Company did not record any stock-based compensation pursuant to the 2018 ESPP during the three months ended March 31, 2020 and 2019, as the amounts estimated were insignificant in each such period.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended March 31,
	2020	2019
Expected volatility	63.2% — 63.5%	64.0% — 64.7%
Weighted-average risk-free interest rate	0.74% — 1.73%	2.48% — 2.60%
Expected dividend yield	— %	— %
Expected term (in years)	6.25	6.25
Underlying common stock fair value	$17.00 — $21.75	$21.43 — $28.13

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Research and development	$1,313	$558
General and administrative	1,570	685
	$2,883	$1,243

As of March 31, 2020, there was $36.6 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.9 years at March 31, 2020.

A summary of option activity under the Plans during the three months ended March 31, 2020 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2020	4,843,018	$14.78	8.5	$33,809
Granted	666,550	$21.40
Exercised	(34,311)	$3.93
Cancelled/Forfeited	(27,442)	$19.57
Outstanding at March 31, 2020	5,447,815	$15.63	8.5	$19,541
Vested and expected to vest at March 31, 2020	5,447,815	$15.63	8.5	$19,541
Exercisable at March 31, 2020	1,925,388	$10.05	7.5	$14,249

The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $0.5 million and $0.4 million, respectively. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2020 and 2019 was $12.47 and $15.80, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2020	21,666
Vested	(15,542)
Issued	—
Repurchased	—
Unvested shares - March 31, 2020	6,124

As of March 31, 2020 and December 31, 2019, 6,124 shares and 21,666 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of less than $0.1 million as of March 31, 2020 and December 31, 2019.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at March 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2020	2019
Unvested common stock from early exercise of options	6,124	119,705
Stock options to purchase common stock	5,447,815	3,632,821
Total	5,453,939	3,752,526

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

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of March 31, 2020, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $30.7 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which is expected to occur over a period of time that is estimated will conclude in 2027. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis as the Company performs the research, development and manufacturing services, which will likely vary from period to period.

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

During the three months ended March 31, 2020, the Company recognized revenue under the Collaboration Agreement of $0.6 million, of which $0.2 million was included in deferred revenue at the beginning of the period. During the three months ended March 31, 2019, the Company recognized revenue under the Collaboration Agreement of $0.3 million, of which $0.1 million was included in deferred revenue at the beginning of the period. As of March 31, 2020 and December 31, 2019, there was approximately $30.7 million and $31.0 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of March 31, 2020 and December 31, 2019, the Company has recorded accounts receivable of $0.4 million related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of each such date.

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

Overview

We are a genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through gene therapy or nuclease-free gene editing across a broad range of genetic disorders. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, bone marrow, muscle and eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel both gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our dual technology platform will allow us to provide transformative cures using either modality.

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

We are currently in the dose-escalation portion of our Phase 1/2 pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU. Once a dose is chosen, we plan to initiate the randomized, concurrently controlled Part B of the trial, which has the potential to be converted to a registrational trial. In December 2019, in accordance with a corporate goal that we had established in early 2018, we reported encouraging initial clinical data from the pheNIX trial from Cohort 1 (low dose, n=2) and Cohort 2 (mid-dose, n=1) based on the data cutoff date of December 2, 2019. Preliminary safety data from three subjects in Cohorts 1 and 2 showed HMI-102 was well-tolerated with no treatment-emergent adverse events, or TEAEs, or serious TEAEs. Efficacy data from the first patient in Cohort 2 suggested a dose-response effect with an observed reduction in phenylalanine, or Phe, levels from baseline and a corresponding increase in tyrosine, or Tyr, which translated to an overall reduction in the phenylalanine to tyrosine ratio, or Phe/Tyr ratio, suggestive of increased enzymatic activity. Phe levels have been evaluated as a primary registrable endpoint in previous PKU clinical trials, Tyr is a product of Phe metabolism and a precursor to neurotransmitters, and the Phe/Tyr ratio is a clinically relevant diagnostic measurement for PKU.

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

We have internal process development and Good Manufacturing Practices, or GMP, manufacturing capabilities, including a 25,000 square foot GMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing. We have a commercial manufacturing process. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have executed our manufacturing platform at the 2,000-liter bioreactor scale.

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

Since our inception in 2015, we have raised approximately $444.2 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, encouraging initial clinical data with HMI-102, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, advancing HMI-103 and HMI-202 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sales of preferred stock, and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.6 million and $0.3 million in collaboration revenue for the three months ended March 31, 2020 and 2019, respectively. Since inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2020 and 2019 were $35.3 million and $23.9 million, respectively. As of March 31, 2020, we had an accumulated deficit of $235.0 million.

Our total operating expenses were $37.1 million and $25.4 million for the three months ended March 31, 2020 and 2019, respectively. Our operating expenses for the three months ended March 31, 2020 included substantial advance purchases of raw materials procured for future manufacturing needs to mitigate any possible supply chain interruptions as a result of the COVID-19 pandemic. We expect our operating expenses to continue to increase substantially in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, development activities including IND-enabling studies associated with our other gene therapy and gene editing product candidates, including HMI-202, our gene therapy product candidate for MLD, and HMI-103, our gene editing product candidate for PKU, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

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

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing, and results of our ongoing research and development efforts, including clinical trials, for HMI-102;
•	the costs, timing, and results of our ongoing research and development efforts for HMI-103 and HMI-202, both of which are in IND-enabling studies;
•	the costs, timing, and results of our research and development efforts for current and future product candidates in our gene therapy and gene editing pipeline;
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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our current projected operating expenses and capital expenditures into the fourth quarter of 2021. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Impact of COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic is affecting our employees, Phase 1/2 pheNIX clinical trial, preclinical studies, manufacturing and overall operations. In response to the spread of COVID-19, we have taken steps to minimize the impact on our operations.

Operations – To protect the health of our employees and the third parties with whom we interact, we have instructed all office-based employees to work from home, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facility. For those employees on-site, we have developed a modified office layout and traffic flow pattern to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility, limited visitors to only those who are critical to our ongoing operations and have cancelled all business travel.

Phase 1/2 pheNIX clinical trial – We are currently continuing our Phase 1/2 pheNIX clinical trial and are working with trial sites to mitigate potential COVID-19-related disruptions in order to help ensure the safety of patients and healthcare professionals. In addition, we have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic may result in difficulties or delays in enrolling, conducting or completing this trial and the incurrence of unforeseen costs as a result of clinical trial delays. We will continue to evaluate the impact of the ongoing global pandemic on the pheNIX trial and will make adjustments, as needed.

Preclinical studies – IND-enabling studies are continuing in support of our HMI-202 and HMI-103 programs and we have made operational changes to mitigate the risk of potential disruptions caused by the COVID-19 pandemic. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. In addition, any planned or potential meetings with the FDA or other regulatory authorities about any of our development programs could be delayed as these regulatory bodies respond to the ongoing pandemic.

Manufacturing – We continue to operate our manufacturing facility at or near normal levels. We have on-hand all of the drug product needed for the ongoing dose-escalation and planned Part B expansion phases of the pheNIX clinical trial. In addition, during the first quarter of 2020, we accelerated the procurement of raw materials for future manufacturing, research and development needs to minimize potential supply chain interruptions. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials.

At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses and as a result, we expect that the COVID-19 pandemic may impact our business, revenues, results of operations and financial condition. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $0.6 million in collaboration revenue for the three months ended March 31, 2020 (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended March 31,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$11,433	$8,153	$3,280
Other development-stage programs' external development costs	5,814	2,662	3,152
Employee-related costs	10,158	6,459	3,699
Other research and development costs	1,905	3,262	(1,357)
Total research and development expenses	$29,310	$20,536	$8,774

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

•	uncertainties in clinical trial design and patient enrollment rates;
•	any delays in clinical trials as a result of the COVID-19 pandemic;
•	the actual probability of success for our product candidates, including the safety and efficacy results, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;

•	the timing and receipt of any marketing approvals; and
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to HMI-102, HMI-103, HMI-202, and any other product candidate we may develop. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, compliance with the Sarbanes-Oxley Act of 2002, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has decreased due to lower yields on invested funds during the three months ended March 31, 2020 as compared to the same period in 2019. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through March 31, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019	Change
Collaboration revenue	$588	$270	318
Operating expenses:
Research and development	29,310	20,536	8,774
General and administrative	7,770	4,857	2,913
Total operating expenses	37,080	25,393	11,687
Loss from operations	(36,492)	(25,123)	(11,369)
Other income:
Interest income	1,161	1,271	(110)
Net loss	$(35,331)	$(23,852)	$(11,479)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2020 was $0.6 million, compared to $0.3 million for the three months ended March 31, 2019. We recognize revenues consistent with the pattern of performance of our research and development activities under our collaboration agreement with Novartis, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. We expect the level of effort to substantially increase when and if we begin manufacturing during the development term of the collaboration agreement, which is dependent on the success of the research and Novartis’ decision to take a candidate into development. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Three months ended March 31,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$11,433	$8,153	$3,280
Other development-stage programs' external development costs	5,814	2,662	3,152
Employee-related costs	10,158	6,459	3,699
Other research and development costs	1,905	3,262	(1,357)
Total research and development expenses	$29,310	$20,536	$8,774

Research and development expenses for the three months ended March 31, 2020 were $29.3 million, compared to $20.5 million for the three months ended March 31, 2019. The increase of $8.8 million was primarily due to an increase of $3.3 million in direct research expenses, including costs related to manufacturing preclinical study and clinical trial materials, as well as costs incurred with our CRO to conduct and manage our Phase 1/2 pheNIX clinical trial, a $3.2 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs as we advance through IND-enabling studies and a $3.7 million increase due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes, stock-based compensation expense and recruiting costs. Partially offsetting these increases was a $1.4 million decrease in other research and development costs related to laboratory supplies, research materials and services for our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $7.8 million, compared to $4.9 million for the three months ended March 31, 2019. The increase of $2.9 million was due to an increase in employee-related expenses of $1.3 million, which included $0.9 million of increased stock-based compensation expense, an increase in consulting expense of $0.8 million, an increase in facility costs of $0.6 million and an increase in recruiting costs of $0.2 million.

Interest Income

Interest income for the three months ended March 31, 2020 was $1.2 million, compared to $1.3 million for the three months ended March 31, 2019. The decrease was the result of lower yields on invested funds in cash, cash equivalents and short-term investment balances for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net Loss

Net loss for the three months ended March 31, 2020 was $35.3 million, compared to $23.9 million for the three months ended March 31, 2019. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, and the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised approximately $444.2 million in aggregate net proceeds through our IPO, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, the latter of which is included in the proceeds from the sale of preferred stock. As of March 31, 2020, we had $236.2 million in cash, cash equivalents, short-term investments and restricted cash and an accumulated deficit of $235.0 million.

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

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the three months ended March 31, 2020. As of March 31, 2020, there was $150.0 million of common stock remaining available for sale under the ATM. Simultaneous with the filing of the registration statement in March 2020, our previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019 and our prior sales agreement with Cowen providing for the offering, issuance and sale of up to an aggregate $100.0 million of our common stock from time to time in “at-the-market” offerings were terminated.

Cash Flows

Our cash, cash equivalents, short-term investments and restricted cash totaled $236.2 million and $263.7 million as of March 31, 2020 and December 31, 2019, respectively. We had no indebtedness as of March 31, 2020 and December 31, 2019.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(25,846)	$(17,871)
Net cash provided by investing activities	114,997	19,667
Net cash provided by financing activities	447	325
Net change in cash, cash equivalents and restricted cash	$89,598	$2,121

Cash Flows for the Three Months ended March 31, 2020

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $25.8 million, driven primarily by our net loss of $35.3 million as we incurred expenses associated with research and development activities on HMI-102, HMI-103 and HMI-202, including the Phase 1/2 pheNIX trial for our HMI-102 program, and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $4.8 million, including $2.9 million of stock-based compensation expense and $1.9 million of depreciation expense and a decrease in working capital of $5.4 million, including $4.8 million in increased accounts payable.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $115.0 million, attributable to maturities of short-term investments of $117.0 million, partially offset by purchases of property and equipment of $2.0 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.5 million, primarily due to proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

Cash Flows for the Three Months ended March 31, 2019

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $17.9 million, driven primarily by our net loss of $23.9 million as we incurred expenses associated with research activities on HMI-102, HMI-103 and HMI-202, and research activities on other applications for our technology. The funding of our net loss was partially offset by net non-cash expenses of $1.8 million, an increase in deferred rent of $1.3 million and a decrease in working capital of $2.9 million.

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

Funding Requirements

Our operating expenses increased substantially in 2019 and in the first quarter of 2020 and are expected to increase substantially for the remainder of 2020 and in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, advance our preclinical activities including IND enabling studies, scale-up manufacturing processes, engage with CMOs, manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase substantially as we expand our operations.

Specifically, our operating expenses and capital expenditures will increase as we:

•	pursue the preclinical and clinical development of HMI-102 including the ongoing pheNIX Phase 1/2 clinical trial, HMI-103 and HMI-202;
•	pursue the preclinical and clinical development of other product candidates based on our gene therapy and gene editing technology;
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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our preclinical development and initial clinical trials for HMI-102 including the pheNIX Phase 1/2 clinical trial, HMI-103 and HMI-202;
•	the progress, costs and results of our additional research and preclinical development programs in gene therapy and gene editing;
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

In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors— The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the possible impact of the COVID-19 pandemic on our business.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. We currently have no credit facility or committed sources of capital.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2020 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $234.9 million, or 81.3% of our total assets at March 31, 2020, and $262.4 million, or 84.5% of our total assets at December 31, 2019. Interest income earned on these assets was $1.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on March 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At March 31, 2020, our cash equivalents consisted of bank deposits and money market funds, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2020 and December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the three months ended March 31, 2020, we completed the first phase of our implementation of a Company-wide enterprise resource planning system. We have assessed and continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal control over financial reporting. Where appropriate, we have made changes to our internal controls to address system changes.

Also during the three months ended March 31, 2020, we implemented internal controls to ensure we adequately evaluated our lease arrangements and properly assessed the impact of ASC Topic 842, Leases, in connection with our adoption of this new standard on January 1, 2020. In addition, we implemented certain additional controls in connection with the ongoing accounting for our lease arrangements under ASC 842.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $35.3 million and $23.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $235.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021, including, subject to the impact of the COVID-19 pandemic on our business, additional data readouts from our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Moreover, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of HMI-102, HMI-103, HMI-202 or other product candidates or potentially discontinue operations.

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

As of May 1, 2020, we had 195 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. In addition, because our programs are all in the research or preclinical stage, we have not yet been able to assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a suite of 15 proprietary AAVHSCs which we can deploy with either gene editing or gene therapy constructs. Both applications rely on a unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, recent work conducted by a third party in non-human primates suggests that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity. To date, we have not observed the severe toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

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

We may seek a rare pediatric disease designation for HMI-102 or one of other product candidates; however, we may not be able to obtain such designation. If we are able to obtain rare pediatric disease designation, there is no guarantee that we will be able to obtain a priority review voucher, even if the designated product candidate is approved by the FDA. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Specifically, FDA may not award the voucher to sponsors of marketing applications approved after September 30, 2020 unless either (i) the drug has received rare pediatric disease designation as of September 30, 2020, and is then approved by the FDA no later than September 30, 2022; or (ii) Congress reauthorizes the program, for which legislation has been proposed in the current Congress. If Congress does not reauthorize the rare pediatric disease priority review program in its current form, and if we do not receive rare pediatric disease designation before September 30, 2020, we will not be issued a voucher upon any approval that we receive. Moreover, even if we receive rare pediatric disease designation by the current statutory deadline of September 30, 2020, we may not receive the voucher if we do not obtain approval by September 30, 2022.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, EMA rules and regulations and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

From time to time, we may also disclose data from our preclinical studies and clinical trials. Initial or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial or preliminary data and final data could significantly harm our business prospects. Further, disclosure of initial or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

If the top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Censa Pharmaceuticals, Generation Bio, Nestlé Health Science, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics and/or Shire. In vivo gene therapy approaches provide potential advantages over ex vivo approaches. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including but not limited to Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Prime  Therapeutics and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

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

Third-party manufacturers may not be able to comply with GMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and as a result we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our preclinical and clinical development activities.

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

Our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other product development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, including as a result of the impact of the COVID-19 pandemic, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently own one registered trademark and two pending trademark applications in the United States, as well as 20 registered trademarks and 12 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020 through April 7, 2020, which order has been subsequently extended through May 18, 2020. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by this order. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended.

In response to the spread of COVID-19, we have instructed all office-based employees to work from home, and have limited the number of staff in our research and development laboratories and in our manufacturing facility. While we are currently continuing our pheNIX clinical trial, disruptions caused by the COVID-19 pandemic may result in difficulties or delays in enrolling, conducting or completing this trial and any other planned clinical trials, and the incurrence of unforeseen costs as a result of preclinical study or clinical trial delays. Many of our clinical sites are not currently accepting new patients for enrollment in clinical trials and have placed limitations on patients already enrolled in clinical trials from visiting the clinical sites for follow-up monitoring visits. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with the pheNIX trial. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, while we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials. If the COVID-19 pandemic continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facility;
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

While the potential economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity. In addition, the recession or market correction resulting from the spread of COVID-19 could materially affect our business.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters public health emergencies and other natural catastrophic events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, public health emergency, such as the COVID-19 pandemic, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. For example, following Hurricane Maria, shortages in production and delays in a number of medical supplies produced in Puerto Rico resulted, and any similar interruption due to a natural disaster affecting us or any of our third-party manufacturers could materially delay our operations.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 26% of our outstanding voting stock as of March 31, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

HOMOLOGY MEDICINES, INC.

Date: May 7, 2020	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 7, 2020	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)