Form 10-Q
period 2020-06-30
Homology Medicines, Inc.
filed 2020-08-10
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 45,218,124 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$167,636	$53,774
Short-term investments	39,007	208,614
Prepaid expenses and other current assets	3,164	4,189
Total current assets	209,807	266,577
Property and equipment, net	40,771	42,716
Right-of-use assets	6,386	—
Restricted cash	1,274	1,274
Total assets	$258,238	$310,567
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,103	$2,608
Accrued expenses and other liabilities	9,274	7,644
Operating lease liabilities	2,413	—
Deferred rent	—	1,313
Deferred revenue	774	809
Total current liabilities	19,564	12,374
Non-current liabilities:
Operating lease liabilities, net of current portion	14,190	—
Deferred rent, net of current portion	—	9,544
Deferred revenue, net of current portion	29,780	30,142
Total liabilities	63,534	52,060
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 45,215,766 and 45,138,408 shares issued as of June 30, 2020 and December 31, 2019, respectively; and 45,210,653 and 45,116,742 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	465,034	457,994
Accumulated other comprehensive gain	11	183
Accumulated deficit	(270,345)	(199,674)
Total stockholders’ equity	194,704	258,507
Total liabilities and stockholders' equity	$258,238	$310,567

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$567	$392	$1,155	$662
Operating expenses:
Research and development	27,471	22,827	56,780	43,368
General and administrative	8,793	5,538	16,563	10,390
Total operating expenses	36,264	28,365	73,343	53,758
Loss from operations	(35,697)	(27,973)	(72,188)	(53,096)
Other income:
Interest income	357	1,703	1,517	2,974
Total other income	357	1,703	1,517	2,974
Net loss	$(35,340)	$(26,270)	$(70,671)	$(50,122)
Net loss per share-basic and diluted	$(0.78)	$(0.61)	$(1.56)	$(1.25)
Weighted-average common shares outstanding-basic and diluted	45,207,934	43,075,587	45,180,096	40,230,484

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(35,340)	$(26,270)	$(70,671)	$(50,122)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	30	180	(172)	263
Total other comprehensive gain (loss)	30	180	(172)	263
Comprehensive loss	$(35,310)	$(26,090)	$(70,843)	$(49,859)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2019	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Vesting of common stock from option exercises	31,584	—	18	—	—	18
Issuance of common stock from option exercises	18,876	—	21	—	—	21
Issuance of common stock pursuant to employee stock purchase plan	28,311	—	396	—	—	396
Stock-based compensation	—	—	1,243	—	—	1,243
Other comprehensive gain	—	—	—	83	—	83
Net loss	—	—	—	—	(23,852)	(23,852)
Balance at March 31, 2019	37,437,297	$3	$293,865	$6	$(119,610)	$174,264
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,388,889	1	134,524	—	—	134,525
Vesting of common stock from option exercises	31,024	—	18	—	—	18
Issuance of common stock from option exercises	12,404	—	55	—	—	55
Stock-based compensation	—	—	1,970	—	—	1,970
Other comprehensive gain	—	—	—	180	—	180
Net loss	—	—	—	—	(26,270)	(26,270)
Balance at June 30, 2019	43,869,614	$4	$430,432	$186	$(145,880)	$284,742

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2020	45,116,742	$4	$457,994	$183	$(199,674)	$258,507
Vesting of common stock from option exercises	15,542	—	12	—	—	12
Issuance of common stock from option exercises	34,311	—	135	—	—	135
Issuance of common stock pursuant to employee stock purchase plan	39,471	—	537	—	—	537
Stock-based compensation	—	—	2,883	—	—	2,883
Other comprehensive loss	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(35,331)	(35,331)
Balance at March 31, 2020	45,206,066	$4	$461,561	$(19)	$(235,005)	$226,541
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	3,576	—	16	—	—	16
Stock-based compensation	—	—	3,453	—	—	3,453
Other comprehensive gain	—	—	—	30	—	30
Net loss	—	—	—	—	(35,340)	(35,340)
Balance at June 30, 2020	45,210,653	$4	$465,034	$11	$(270,345)	$194,704

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(70,671)	$(50,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,899	2,908
Noncash lease expense	450	—
Stock-based compensation expense	6,336	3,213
Amortization of premium on short-term investments	(193)	(1,200)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,025	3,975
Accounts payable	4,920	576
Accrued expenses and other liabilities	1,888	302
Deferred revenue	(397)	(233)
Deferred rent	—	1,040
Operating lease liabilities	(1,090)	—
Net cash used in operating activities	(53,833)	(39,541)
Cash flows from investing activities:
Purchases of short-term investments	(19,992)	(189,475)
Maturities of short-term investments	189,620	187,225
Purchases of property and equipment	(2,621)	(16,385)
Net cash provided by investing activities	167,007	(18,635)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	—	134,552
Proceeds from issuance of common stock pursuant to employee stock purchase plan	537	396
Proceeds from issuance of common stock from option exercises	151	76
Net cash provided by financing activities	688	135,024
Net change in cash, cash equivalents and restricted cash	113,862	76,848
Cash, cash equivalents and restricted cash, beginning of period	55,048	39,992
Cash, cash equivalents and restricted cash, end of period	$168,910	$116,840
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$16	$36
Property and equipment additions included in accounts payable	$30	$1,126
Property and equipment additions included in accrued expenses and other liabilities	$7	$—
Unrealized (loss) gain on available for sale securities, net	$(172)	$263
Deferred offering costs included in accounts payable and accrued expenses	$—	$27

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock pursuant to the ATM during the six months ended June 30, 2020. At June 30, 2020, there remained $150.0 million of common stock available for sale under the ATM. Simultaneous with the filing of the Shelf, the previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019, and a prior sales agreement with Cowen providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings, with $76.8 million of remaining capacity, were terminated.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through June 30, 2020, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10). During the six months ended June 30, 2020, the Company incurred a net loss of $70.7 million and as of June 30, 2020, had $270.3 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2020, and consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$167,636	$115,566
Restricted cash	1,274	1,274
Total cash, cash equivalents and restricted cash	$168,910	$116,840

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the of the underlying security. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income.

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

As a result of the adoption of the new leasing standards, on January 1, 2020, the Company recorded non-cash transactions to recognize a right-of-use asset of $6.8 million, operating lease liabilities of $17.7 million and the derecognition of deferred rent of $10.9 million originally accounted for under legacy guidance. The adoption did not have a material impact on the condensed consolidated statement of operations. For additional information on the adoption of the new leasing standards, refer to Note 7.

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

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

As of June 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$127,395	$—	$—	$127,395
Commercial paper	6,997	—	—	6,997
U.S. Treasury securities	65,983	6	—	65,989
Corporate debt securities	6,007	5	—	6,012
Total	$206,382	$11	$—	$206,393

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Repurchase agreements	$14,000	$—	$—	$14,000
Asset-backed securities	14,866	10	—	14,876
Money market mutual funds	39,524	—	—	39,524
Commercial paper	41,259	—	—	41,259
U.S. Treasury securities	59,926	45	—	59,971
Corporate debt securities	92,380	128	—	92,508
Total	$261,955	$183	$—	$262,138

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and six months ended June 30, 2020 and 2019. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	June 30, 2020	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$127,395	$127,395	$—	$—
U.S. Treasury securities	39,991	—	39,991	—
Total cash equivalents	$167,386	$127,395	$39,991	$—
Short-term investments:
Commercial paper	$6,997	$—	$6,997	$—
U.S. Treasury securities	25,998	—	25,998	—
Corporate debt securities	6,012	—	6,012	—
Total short-term investments	$39,007	$—	$39,007	$—
Total financial assets	$206,393	$127,395	$78,998	$—

Description	December 31, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$39,524	$39,524	$—	$—
Repurchase agreements	14,000	—	14,000	—
Total cash equivalents	$53,524	$39,524	$14,000	$—
Short-term investments:
Asset-backed securities	$14,876	$—	$14,876	$—
Commercial paper	41,259	—	41,259	—
U.S. Treasury securities	59,971	—	59,971	—
Corporate debt securities	92,508	—	92,508	—
Total short-term investments	$208,614	$—	$208,614	$—
Total financial assets	$262,138	$39,524	$222,614	$—

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

There were no transfers between fair value measure levels during the three and six months ended June 30, 2020 and 2019.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$11,834	$10,837
Manufacturing equipment	7,431	4,911
Computers and purchased software	1,596	640
Furniture and fixtures	1,363	1,363
Leasehold improvements	29,961	30,862
Assets not yet in service	895	2,513
Property and equipment, at cost	53,080	51,126
Less: accumulated depreciation and amortization	(12,309)	(8,410)
Property and equipment, net	$40,771	$42,716

Depreciation expense for the three and six months ended June 30, 2020 was approximately $2.0 million and $3.9 million, respectively, compared to $1.6 million and $2.9 million, respectively for the three and six months ended June 30, 2019. There were no disposals of property and equipment during the three and six months ended June 30, 2020 and 2019. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s research and development, manufacturing and general office space in Bedford, Massachusetts.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$4,312	$4,551
Accrued research and development expenses	4,285	2,258
Accrued professional fees	403	542
Accrued unvested common stock subject to repurchase	21	37
Accrued other	253	256
Total accrued expenses and other liabilities	$9,274	$7,644

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

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million as of June 30, 2020 and December 31, 2019, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs as well as sublease income for the six months ended June 30, 2020:

Six months ended June 30, 2020	Amount (in thousands)
Operating lease costs	$1,246
Sublease income	(457)
Net lease cost	$789

Rent expense, net of amortization of the deferred rent incentives was $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2019.

The maturities of our operating lease liabilities and minimum lease payments as of June 30, 2020 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2020	$1,919
2021	3,834
2022	2,987
2023	3,077
2024	3,169
Thereafter	7,197
Total undiscounted lease payments	$22,183
Less: imputed interest	(5,580)
Present value of operating lease liabilities	$16,603

The following table summarizes the lease term and discount rate as of June 30, 2020:

As of June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	6.2
Weighted-average discount rate
Operating leases	9.9%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the six months ended June 30, 2020.

Six months ended June 30,
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,886

8. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At June 30, 2020, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2020, an additional 1,804,670 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2019. At June 30, 2020, there were 2,550,996 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2020, an additional 451,167 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2019. At June 30, 2020, there were 1,084,028 shares available for future issuance under the 2018 ESPP.

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

During the six months ended June 30, 2020, 39,471 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.5 million. During the six months ended June 30, 2019, 28,311 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of $0.1 million during the three and six months ended June 30, 2020, and $0.1 million during the three and six months ended June 30, 2019.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Expected volatility	64.8% — 65.4%	62.7% — 63.1%	63.2% — 65.4%	62.7% - 64.7%
Weighted-average risk-free interest rate	0.33% — 0.54%	1.95% — 2.38%	0.33% — 1.73%	1.95% - 2.60%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	5.5 - 6.25	6.25	5.5 - 6.25	6.25
Underlying common stock fair value	$12.66 — $18.04	$19.51 — $30.34	$12.66 — $21.75	$19.51 — $30.34

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$1,754	$1,104	$3,068	$1,663
General and administrative	1,698	865	3,268	1,550
	$3,452	$1,969	$6,336	$3,213

As of June 30, 2020, there was $35.1 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.7 years at June 30, 2020.

A summary of option activity under the Plans during the six months ended June 30, 2020 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2020	4,843,018	$14.78	8.5	$33,809
Granted	1,006,750	$19.29
Exercised	(37,887)	$3.96
Cancelled/Forfeited	(115,982)	$22.86
Outstanding at June 30, 2020	5,695,899	$15.49	8.3	$19,188
Vested and expected to vest at June 30, 2020	5,695,899	$15.49	8.3	$19,188
Exercisable at June 30, 2020	2,309,829	$11.19	7.4	$14,800

The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $0.5 million and $0.6 million, respectively. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2020 and 2019 was $11.22 and $15.12, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2020	21,666
Vested	(16,553)
Issued	—
Repurchased	—
Unvested shares - June 30, 2020	5,113

As of June 30, 2020 and December 31, 2019, 5,113 shares and 21,666 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of less than $0.1 million as of June 30, 2020 and December 31, 2019.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at June 30, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2020	2019
Unvested common stock from early exercise of options	5,113	88,681
Stock options to purchase common stock	5,695,899	3,896,842
Total	5,701,012	3,985,523

10. COLLABORATION AND LICENSE AGREEMENT

Summary of Agreement

In November 2017, the Company entered into a collaboration and license agreement with Novartis (as amended, the “Collaboration Agreement”) for the research, development, manufacturing and commercialization of products using the Company’s gene-editing technology for the treatment of certain ophthalmic targets and sickle cell disease. In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement effective in August 2019. In May 2020, Novartis confirmed an ophthalmic target for a therapeutic editing program. Together, the companies are focusing their resources on advancing this program to development candidate selection. Additionally, in accordance with the terms of the Collaboration Agreement, Novartis’ right to substitute other ophthalmic targets expired. The Company also continues to work with Novartis on identifying new targets for the collaboration based on the existing exploratory research component of the agreement.

Under the terms of the Collaboration Agreement, the Company granted Novartis a research license, a development and commercialization license, and a manufacturing license, under certain of its intellectual property rights to research, develop, manufacture and commercialize ophthalmic targets. Upon entering into the Collaboration Agreement, the Company received an upfront, nonrefundable payment of $35.0 million and issued additional shares of its Series B preferred stock to Novartis for consideration of $10.0 million. The Company recorded the Series B preferred stock at its estimated fair value of $11.7 million, including $1.7 million of the upfront payment, and allocated the remaining $33.3 million of the upfront payment to the Collaboration Agreement.

The Collaboration Agreement consists of a research term, where the Company and Novartis are collaborating to perform research and conduct preclinical development to identify candidates that modulate ophthalmic targets. The Collaboration Agreement also includes exploratory work on the applicability of the gene-editing technology with respect to other gene targets. The Company’s obligation to perform such exploratory research concludes in November 2020. Taking into account the expiration of Novartis’ rights to substitute other ophthalmic targets, the Company and Novartis will focus resources on the confirmed ophthalmic target. The Company is responsible for the manufacturing of proprietary research grade human hematopoietic stem cell derived adeno-associated virus vectors (“AAVHSCs”) during the research term. Research activities performed by the Company are being reimbursed at a full-time equivalent rate (“FTE”) and manufacturing activities will be reimbursed at cost, up to a maximum of $17.0 million during the research term, as specified and defined in the Collaboration Agreement. Novartis is required to pay the Company a target fee of $5.0 million if the target meets certain success criteria during the research term (the “target fee trigger date”). The research term will continue for five years from the effective date of the Collaboration Agreement. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee and a joint manufacturing subcommittee, with equal representation from both the Company and Novartis.

Novartis has the exclusive right to develop and commercialize one ophthalmic candidate or product arising from the research activities. Subject to certain limitations pursuant to the terms of the Collaboration Agreement, Novartis will fund all development and commercialization costs. The Company will be responsible for manufacturing candidates and products for Novartis during the development and commercialization terms. The Company’s manufacturing activities will be reimbursed at cost during the development term and at cost plus a margin during the commercialization term, as defined in the Collaboration Agreement. If the Company is not able to manufacture candidates or products that meet the quality or quantity requirements of Novartis, then Novartis shall have the right to designate a third-party contract manufacturer or manufacture such candidates or products itself.

In accordance with the Collaboration Agreement, taking into consideration Novartis’ election to discontinue the sickle cell disease program and the expiration of Novartis’ rights to make substitutions of an ophthalmic target, the Company is also eligible to receive up to a total of $265.0 million in milestone payments, including up to $90.0 million in development milestone payments, up to $85.0 million in regulatory milestone payments and up to $90.0 million in commercial milestone payments, with respect to the licensed products. The Company is also eligible to earn tiered royalties on net sales of licensed products by Novartis, its affiliates or sublicensees, ranging from mid single-digit, to sub-teen double-digit percentages, and such royalties are potentially subject to various reductions and offsets. If any of the exploratory research efforts are advanced into formal research and development programs, the parties will negotiate the economics including potential milestone payments for such programs at that time.

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

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of June 30, 2020, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $30.6 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which is expected to occur over a period of time that is estimated will conclude in 2027. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis as the Company performs the research, development and manufacturing services, which will likely vary from period to period.

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

During the three and six months ended June 30, 2020, the Company recognized revenue under the Collaboration Agreement of $0.6 million and $1.2 million, respectively, of which $0.2 million and $0.4 million was included in deferred revenue at the beginning of each period. During the three and six months ended June 30, 2019, the Company recognized revenue under the Collaboration Agreement of $0.4 million and $0.7 million, respectively, of which $0.1 million and $0.2 million, respectively, was included in deferred revenue at the beginning of each period. As of June 30, 2020 and December 31, 2019, there was approximately $30.6 million and $31.0 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of June 30, 2020 and December 31, 2019, the Company has recorded accounts receivable of $0.4 million related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of each such date.

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

We are currently in the dose-escalation portion of our Phase 1/2 pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of phenylketonuria, or PKU. Once a dose is chosen, we plan to initiate the randomized, concurrently controlled Part B of the trial, which has the potential to be converted to a registrational trial. In December 2019, in accordance with a corporate goal that we had established in early 2018, we reported encouraging initial clinical data from the pheNIX trial from Cohort 1 (low dose, n=2) and Cohort 2 (mid-dose, n=1) based on the data cutoff date of December 2, 2019. Preliminary safety data from three subjects in Cohorts 1 and 2 showed HMI-102 was well-tolerated with no treatment-emergent adverse events, or TEAEs, or serious TEAEs, that were related to HMI-102. Efficacy data from the first patient in Cohort 2 suggested a dose-response effect with an observed reduction in phenylalanine, or Phe, levels from baseline and a corresponding increase in tyrosine, or Tyr, which translated to an overall reduction in the phenylalanine to tyrosine ratio, or Phe/Tyr ratio, suggestive of increased enzymatic activity. Phe levels have been evaluated as a primary registrable endpoint in previous PKU clinical trials, Tyr is a product of Phe metabolism and a precursor to neurotransmitters, and the Phe/Tyr ratio is a clinically relevant diagnostic measurement for PKU.

Since reporting initial data from the pheNIX trial in December 2019, we enrolled and dosed patients in a third, high-dose cohort. We have continued to observe encouraging clinical data that suggest PAH enzymatic activity, and no treatment-related serious adverse events have been reported. Due to delays in enrolling and dosing patients in our pheNIX trial caused by the COVID-19 pandemic, we are extending the timeline for the dose-escalation portion of the trial before selecting a dose for the expansion phase of the trial.

We are in later-stage IND-enabling studies with HMI-202, our lead gene therapy CNS product development candidate for the treatment of metachromatic leukodystrophy, or MLD. This represents our first CNS program as we are leveraging the ability of our AAVHSCs to cross the blood-brain-barrier as well as the blood-nerve-barrier.

We are in later-stage IND-enabling studies with HMI-103, our lead gene editing product development candidate for the treatment of PKU in pediatric patients. We have generated in vivo preclinical data, using quantitative molecular methods, that demonstrates achievement of gene integration efficiencies in the liver that correspond with Phe correction in a PKU murine model, are significantly greater than other adeno-associated virus, or AAV, based approaches and we believe are at a therapeutic level in the preclinical model. These findings were peer-reviewed and published in PLOS ONE in May 2020.

In November 2017, we entered into a collaboration and license agreement with Novartis, pursuant to which we agreed to collaborate on researching, developing, and commercializing novel genome editing products that modulate certain gene targets. In May 2020, based on positive preclinical gene editing data in retinal cells, Novartis confirmed an ophthalmic target for a therapeutic editing program. Together, we are working on advancing this program to development candidate selection.

We have internal process development and Good Manufacturing Practices, or GMP, manufacturing capabilities, including a 25,000 square foot GMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing. We have a commercial manufacturing process. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale.

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

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.6 million and $1.2 million in collaboration revenue for the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively. Since inception, we have incurred significant operating losses. Our net losses for the three and six months ended June 30, 2020 were $35.3 million and $70.7 million, respectively. Our net losses for the three and six months ended June 30, 2019 were $26.3 million and $50.1 million, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $270.3 million and $199.7 million, respectively.

Our total operating expenses were $36.3 million and $73.3 million for the three and six months ended June 30, 2020, respectively, and $28.4 million and $53.8 million for the three and six months ended June 30, 2019, respectively. Our operating expenses for the six months ended June 30, 2020 included substantial advance purchases of raw materials procured for future manufacturing needs to mitigate any possible supply chain interruptions as a result of the COVID-19 pandemic. We expect our operating expenses to continue to increase substantially in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, development activities including IND-enabling studies associated with our other gene therapy and gene editing product candidates, including HMI-202, our gene therapy product candidate for MLD, and HMI-103, our gene editing product candidate for PKU, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to incur additional costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our current projected operating expenses and capital expenditures into the fourth quarter of 2021 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities associated with our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Operations – To protect the health of our employees and the third parties with whom we interact, we have instructed all office-based employees to work from home, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facility. For those employees on-site, we have developed shift schedules for our laboratories and manufacturing facility and a modified office layout and traffic flow pattern to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility, limited visitors to only those who are critical to our ongoing operations and have cancelled all business travel. In addition, we have developed our own on-site COVID-19 and antibody testing for all employees to promote health and safety.

Phase 1/2 pheNIX clinical trial – We are currently continuing our Phase 1/2 pheNIX clinical trial and are working with trial sites to mitigate potential COVID-19-related disruptions in order to help ensure the safety of patients and healthcare professionals. In addition, we have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic have resulted, and may continue to result, in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience additional disruptions in conducting or completing this trial or other planned clinical trials and the incurrence of unforeseen costs as a result of these delays. We will continue to evaluate the impact of the ongoing global pandemic on the pheNIX trial and will make adjustments, as needed.

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

Manufacturing – We continue to operate our manufacturing facility at or near normal levels. We have on-hand all of the drug product needed for the ongoing dose-escalation and planned Part B expansion phase of the pheNIX clinical trial. In addition, during the first quarter of 2020, we accelerated the procurement of raw materials for future manufacturing, research and development needs to minimize potential supply chain interruptions. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.2 million in collaboration revenue for the six months ended June 30, 2020 (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2020	2019	Change	2020	2019	Change
HMI-102 external development costs	$11,389	$8,168	$3,221	$22,822	$16,323	$6,499
Other development-stage programs' external development costs	4,719	3,442	1,277	10,533	6,106	4,427
Employee-related costs	9,365	6,998	2,367	19,523	13,457	6,066
Other research and development costs	1,998	4,219	(2,221)	3,902	7,482	(3,580)
Total research and development expenses	$27,471	$22,827	$4,644	$56,780	$43,368	$13,412

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has decreased due to lower yields on invested funds as well as lower invested balances during the six months ended June 30, 2020 as compared to the same period in 2019. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended June 30, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,
(in thousands)	2020	2019	Change
Collaboration revenue	$567	$392	175
Operating expenses:
Research and development	27,471	22,827	4,644
General and administrative	8,793	5,538	3,255
Total operating expenses	36,264	28,365	7,899
Loss from operations	(35,697)	(27,973)	(7,724)
Other income:
Interest income	357	1,703	(1,346)
Net loss	$(35,340)	$(26,270)	$(9,070)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2020 was $0.6 million, compared to $0.4 million for the three months ended June 30, 2019. The increase of $0.2 million is attributable to increased activities under our collaboration agreement with Novartis. We recognize revenues consistent with the pattern of performance of our research and development activities under this agreement, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. We expect the level of effort to substantially increase when and if we begin manufacturing during the development term of the collaboration agreement, which is dependent on the success of the research and Novartis’ decision to take a candidate into development. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Three months ended June 30,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$11,389	$8,168	$3,221
Other development-stage programs' external development costs	4,719	3,442	1,277
Employee-related costs	9,365	6,998	2,367
Other research and development costs	1,998	4,219	(2,221)
Total research and development expenses	$27,471	$22,827	$4,644

Research and development expenses for the three months ended June 30, 2020 were $27.5 million, compared to $22.8 million for the three months ended June 30, 2019. The increase of $4.6 million was primarily due to an increase of $3.2 million in direct research expenses, including costs related to manufacturing clinical trial materials, as well as costs incurred with our CRO to conduct and manage our Phase 1/2 pheNIX clinical trial, a $1.3 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs as we advance through IND-enabling studies and a $2.4 million increase due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes, stock-based compensation expense and recruiting costs. Partially offsetting these increases was a $2.2 million decrease in other research and development costs related to laboratory supplies, research materials and services for our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $8.8 million, compared to $5.5 million for the three months ended June 30, 2019. The increase of $3.3 million was primarily due to an increase in employee-related expenses of $1.1 million, which included $0.8 million of increased stock-based compensation expense, an increase in consulting expense of $1.0 million, an increase in recruiting costs of $0.2 million, an increase in audit and legal costs of $0.2 million, an increase in insurance costs of $0.2 million and an increase in software expense of $0.2 million.

Interest Income

Interest income for the three months ended June 30, 2020 was $0.4 million, compared to $1.7 million for the three months ended June 30, 2019. The decrease was the result of lower yields on invested funds in cash, cash equivalents and short-term investment balances as well as lower invested balances for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Net Loss

Net loss for the three months ended June 30, 2020 was $35.3 million, compared to $26.3 million for the three months ended June 30, 2019. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Collaboration revenue	$1,155	$662	493
Operating expenses:
Research and development	56,780	43,368	13,412
General and administrative	16,563	10,390	6,173
Total operating expenses	73,343	53,758	19,585
Loss from operations	(72,188)	(53,096)	(19,092)
Other income:
Interest income	1,517	2,974	(1,457)
Net loss	$(70,671)	$(50,122)	$(20,549)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2020 was $1.2 million, compared to $0.7 million for the six months ended June 30, 2019. The increase of $0.5 million is attributable to increased activities under our collaboration agreement with Novartis. See “Comparison of Three Months Ended June 30, 2020 and 2019—Collaboration Revenue” for additional information.

Research and Development Expenses

	Six months ended June 30,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$22,822	$16,323	$6,499
Other development-stage programs' external development costs	10,533	6,106	4,427
Employee-related costs	19,523	13,457	6,066
Other research and development costs	3,902	7,482	(3,580)
Total research and development expenses	$56,780	$43,368	$13,412

Research and development expenses for the six months ended June 30, 2020 were $56.8 million, compared to $43.4 million for the six months ended June 30, 2019. The increase of $13.4 million was primarily due to an increase of $6.5 million in direct research expenses, including costs related to manufacturing clinical trial materials, as well as costs incurred with our CRO to conduct and manage our Phase 1/2 pheNIX clinical trial, a $4.4 million increase in direct research expenses related to HMI-202 and HMI-103 external development costs as we advance through IND-enabling studies and a $6.0 million increase due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes, stock-based compensation expense and recruiting costs. Partially offsetting these increases was a $3.6 million decrease in other research and development costs related to laboratory supplies, research materials and services for our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $16.6 million, compared to $10.4 million for the six months ended June 30, 2019. The increase of $6.2 million was due to an increase in employee-related expenses of $2.4 million, which included $1.7 million of increased stock-based compensation expense, an increase in consulting expense of $1.8 million, an increase in facility costs of $0.7 million, an increase in recruiting costs of $0.4 million, an increase in insurance costs of $0.3 million and an increase in software expense of $0.3 million.

Interest Income

Interest income for the six months ended June 30, 2020 was $1.5 million, compared to $3.0 million for the six months ended June 30, 2019. The decrease was the result of lower yields on invested funds in cash, cash equivalents and short-term investment balances as well as lower invested balances for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net Loss

Net loss for the six months ended June 30, 2020 was $70.7 million, compared to $50.1 million for the six months ended June 30, 2019. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, and the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised approximately $444.2 million in aggregate net proceeds through our IPO, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, the latter of which is included in the proceeds from the sale of preferred stock. As of June 30, 2020, we had $207.9 million in cash, cash equivalents, short-term investments and restricted cash and an accumulated deficit of $270.3 million.

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

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the six months ended June 30, 2020. As of June 30, 2020, there was $150.0 million of common stock remaining available for sale under the ATM. Simultaneous with the filing of the registration statement in March 2020, our previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019 and our prior sales agreement with Cowen providing for the offering, issuance and sale of up to an aggregate $100.0 million of our common stock from time to time in “at-the-market” offerings were terminated.

Cash Flows

Our cash, cash equivalents, short-term investments and restricted cash totaled $207.9 million and $263.7 million as of June 30, 2020 and December 31, 2019, respectively. We had no indebtedness as of June 30, 2020 and December 31, 2019.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(53,833)	$(39,541)
Net cash provided by (used in) investing activities	167,007	(18,635)
Net cash provided by financing activities	688	135,024
Net change in cash, cash equivalents and restricted cash	$113,862	$76,848

Cash Flows for the Six Months ended June 30, 2020

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $53.8 million, driven primarily by our net loss of $70.7 million as we incurred expenses associated with research and development activities on HMI-102, HMI-103 and HMI-202, including the Phase 1/2 pheNIX trial for our HMI-102 program, and research activities on other applications for our technology and a decrease in operating lease liabilities of $1.1 million. These items were partially offset by net non-cash expenses of $10.5 million, which includes $6.3 million of stock-based compensation expense and $3.9 million of depreciation expense, and a decrease in working capital of $7.8 million, which includes $4.9 million in increased accounts payable.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $167.0 million, attributable to maturities of short-term investments of $189.6 million, partially offset by purchases of short-term investments of $20.0 million and purchases of property and equipment of $2.6 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $0.7 million, primarily due to proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

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

Funding Requirements

Our operating expenses increased substantially in 2019 and in the first half of 2020 and are expected to increase substantially for the remainder of 2020 and in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, advance our preclinical activities including IND enabling studies, scale-up manufacturing processes, engage with CMOs, manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase substantially as we expand our operations.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2020 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $206.6 million, or 80.0% of our total assets at June 30, 2020, and $262.4 million, or 84.5% of our total assets at December 31, 2019. Interest income earned on these assets was $1.5 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on June 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At June 30, 2020, our cash equivalents consisted of bank deposits and money market funds, and our short-term investments included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2020 and December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the three months ended June 30, 2020, we completed the second phase of our implementation of a Company-wide enterprise resource planning system. We have assessed and continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal control over financial reporting. Where appropriate, we have made changes to our internal controls to address system changes.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $70.7 million and $50.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $270.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our lead CNS gene therapy product candidate, HMI-202, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of August 1, 2020, we had 197 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, we have experienced, and may continue to experience, delays in enrolling our Phase 1/2 pheNIX trial as a result of the COVID-19 pandemic. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets and confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and confidential know-how are difficult to protect, and we have limited control over the protection of trade secrets and confidential know-how used by our licensors, collaborators and suppliers. Because we expect to rely on third parties to manufacture HMI-102, HMI-103, HMI-202 and any future product candidates, and we expect to collaborate with third parties on the development of HMI-102, HMI-103, HMI-202 and any future product candidates, we may, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development collaborations or similar agreements. Under such circumstances, trade secrets and confidential know-how can be difficult to maintain as confidential.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently own one registered trademark and three pending trademark applications in the United States, as well as 16 registered trademarks and six pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

In December 2019, a novel strain of coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. On March 23, 2020, the governor of Massachusetts ordered the closure of all non-essential businesses effective March 24, 2020. On May 18, 2020, the governor issued an order outlining the phased reopening of workplaces and imposing workplace safety measures to address COVID-19. Because of the nature of our operations, we have been considered to be an essential business so, to date, our operations have only been partially affected by these orders. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended.

In response to the spread of COVID-19, we have instructed all office-based employees to work from home, and have limited the number of staff in our research and development laboratories and in our manufacturing facility. Disruptions caused by the COVID-19 pandemic have resulted, and may continue to result, in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience additional disruptions in conducting or completing the Phase 1/2 pheNIX trial or other planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. Many of our clinical sites are not currently accepting new patients for enrollment in clinical trials and have placed limitations on patients already enrolled in clinical trials from visiting the clinical sites for follow-up monitoring visits. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with the pheNIX trial. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, while we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials. If the COVID-19 pandemic continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 26% of our outstanding voting stock as of June 30, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/2018

3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.2	4/3/2018

10.1†	Amendment to Collaboration and License Agreement, dated December 17, 2018, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.,					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMOLOGY MEDICINES, INC.

Date: August 10, 2020	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 10, 2020	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)