Form 10-Q
period 2020-09-30
Homology Medicines, Inc.
filed 2020-11-09
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 45,264,419 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, business strategy, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations, future results of anticipated products, the closing of the Pfizer private placement, and the sufficiency of our cash and cash equivalents to fund our operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

•

we have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability;

•	we will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates;
•	we have a limited operating history and no history of commercializing genetic medicine products, which may make it difficult to evaluate the prospects for our future viability;
•

we are heavily dependent on the success of HMI-102, our most advanced product candidate, and if HMI-102 does not receive regulatory approval or is not successfully commercialized, our business may be harmed;

•

we intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate;

•

the clinical trial and regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates;

•	the COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.
•

our product candidates may cause serious adverse events, side effects, toxicities or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any;

•	adverse public perception of genetic medicine, and gene editing in particular, may negatively impact regulatory approval of, or demand for, our potential products;
•

we and our contract manufacturers are subject to significant regulation with respect to manufacturing our products, and the manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity;

•

even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize its full market potential;

•

our existing collaborations are important to our business and future licenses may also be important to us, and if we are unable to maintain any of these collaborations, or if these arrangements are not successful, our business could be adversely affected; and

•

if we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents which are sufficient to protect our product candidates, others could compete against us more directly, which would negatively impact our business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$178,003	$53,774
Short-term investments	—	208,614
Prepaid expenses and other current assets	3,252	4,189
Total current assets	181,255	266,577
Property and equipment, net	39,684	42,716
Right-of-use assets	6,149	—
Restricted cash	1,274	1,274
Total assets	$228,362	$310,567
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,316	$2,608
Accrued expenses and other liabilities	8,426	7,644
Operating lease liabilities	2,497	—
Deferred rent	—	1,313
Deferred revenue	2,939	809
Total current liabilities	17,178	12,374
Non-current liabilities:
Operating lease liabilities, net of current portion	13,540	—
Deferred rent, net of current portion	—	9,544
Deferred revenue, net of current portion	27,422	30,142
Total liabilities	58,140	52,060
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 45,263,849 and 45,138,408 shares issued as of September 30, 2020 and December 31, 2019, respectively; and 45,259,747 and 45,116,742 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	468,795	457,994
Accumulated other comprehensive gain	—	183
Accumulated deficit	(298,577)	(199,674)
Total stockholders’ equity	170,222	258,507
Total liabilities and stockholders' equity	$228,362	$310,567

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$567	$441	$1,722	$1,103
Operating expenses:
Research and development	20,417	25,691	77,197	69,056
General and administrative	8,423	6,038	24,986	16,431
Total operating expenses	28,840	31,729	102,183	85,487
Loss from operations	(28,273)	(31,288)	(100,461)	(84,384)
Other income:
Interest income	41	1,661	1,558	4,635
Total other income	41	1,661	1,558	4,635
Net loss	$(28,232)	$(29,627)	$(98,903)	$(79,749)
Net loss per share-basic and diluted	$(0.62)	$(0.67)	$(2.19)	$(1.92)
Weighted-average common shares outstanding-basic and diluted	45,227,231	43,904,812	45,196,459	41,503,545

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(28,232)	$(29,627)	$(98,903)	$(79,749)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	(11)	68	(183)	331
Total other comprehensive gain (loss)	(11)	68	(183)	331
Comprehensive loss	$(28,243)	$(29,559)	$(99,086)	$(79,418)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2019	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Vesting of common stock from option exercises	31,584	—	18	—	—	18
Issuance of common stock from option exercises	18,876	—	21	—	—	21
Issuance of common stock pursuant to employee stock purchase plan	28,311	—	396	—	—	396
Stock-based compensation	—	—	1,243	—	—	1,243
Other comprehensive gain	—	—	—	83	—	83
Net loss	—	—	—	—	(23,852)	(23,852)
Balance at March 31, 2019	37,437,297	$3	$293,865	$6	$(119,610)	$174,264
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,388,889	1	134,524	—	—	134,525
Vesting of common stock from option exercises	31,024	—	18	—	—	18
Issuance of common stock from option exercises	12,404	—	55	—	—	55
Stock-based compensation	—	—	1,970	—	—	1,970
Other comprehensive gain	—	—	—	180	—	180
Net loss	—	—	—	—	(26,270)	(26,270)
Balance at June 30, 2019	43,869,614	$4	$430,432	$186	$(145,880)	$284,742
Vesting of common stock from option exercises	16,104	—	11	—	—	11
Issuance of common stock from option exercises	43,429	—	209	—	—	209
Issuance of common stock pursuant to employee stock purchase plan	26,923	—	433	—	—	433
Stock-based compensation	—	—	1,986	—	—	1,986
Other comprehensive gain	—	—	—	68	—	68
Net loss	—	—	—	—	(29,627)	(29,627)
Balance at September 30, 2019	43,956,070	$4	$433,071	$254	$(175,507)	$257,822

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2020	45,116,742	$4	$457,994	$183	$(199,674)	$258,507
Vesting of common stock from option exercises	15,542	—	12	—	—	12
Issuance of common stock from option exercises	34,311	—	135	—	—	135
Issuance of common stock pursuant to employee stock purchase plan	39,471	—	537	—	—	537
Stock-based compensation	—	—	2,883	—	—	2,883
Other comprehensive loss	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(35,331)	(35,331)
Balance at March 31, 2020	45,206,066	$4	$461,561	$(19)	$(235,005)	$226,541
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	3,576	—	16	—	—	16
Stock-based compensation	—	—	3,453	—	—	3,453
Other comprehensive gain	—	—	—	30	—	30
Net loss	—	—	—	—	(35,340)	(35,340)
Balance at June 30, 2020	45,210,653	$4	$465,034	$11	$(270,345)	$194,704
Vesting of common stock from option exercises	1,011	—	5	—	—	5
Issuance of common stock from option exercises	3,706	—	9	—	—	9
Issuance of common stock pursuant to employee stock purchase plan	44,377	—	401	—	—	401
Stock-based compensation	—	—	3,346	—	—	3,346
Other comprehensive gain	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(28,232)	(28,232)
Balance at September 30, 2020	45,259,747	$4	$468,795	$—	$(298,577)	$170,222

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(98,903)	$(79,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,909	4,599
Noncash lease expense	686	—
Stock-based compensation expense	9,682	5,199
Amortization of premium on short-term investments	(197)	(1,601)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	938	2,541
Accounts payable	486	1,511
Accrued expenses and other liabilities	924	2,121
Deferred revenue	(590)	(379)
Deferred rent	—	733
Operating lease liabilities	(1,655)	—
Net cash used in operating activities	(82,720)	(65,025)
Cash flows from investing activities:
Purchases of short-term investments	(19,991)	(257,389)
Maturities of short-term investments	228,620	243,725
Purchases of property and equipment	(2,778)	(18,108)
Net cash provided by (used in) investing activities	205,851	(31,772)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	—	134,524
Proceeds from issuance of common stock pursuant to employee stock purchase plan	938	829
Proceeds from issuance of common stock from option exercises	160	285
Net cash provided by financing activities	1,098	135,638
Net change in cash, cash equivalents and restricted cash	124,229	38,841
Cash, cash equivalents and restricted cash, beginning of period	55,048	39,992
Cash, cash equivalents and restricted cash, end of period	$179,277	$78,833
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$21	$47
Property and equipment additions included in accounts payable	$677	$682
Property and equipment additions included in accrued expenses and other liabilities	$126	$705
Unrealized (loss) gain on available for sale securities, net	$(183)	$331

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock pursuant to the ATM during the nine months ended September 30, 2020. At September 30, 2020, there remained $150.0 million of common stock available for sale under the ATM. Simultaneous with the filing of the Shelf, the previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019, and a prior sales agreement with Cowen providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings, with $76.8 million of remaining capacity, were terminated.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through September 30, 2020, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10). During the nine months ended September 30, 2020, the Company incurred a net loss of $98.9 million and as of September 30, 2020, had $298.6 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management now believes that existing cash and cash equivalents, together with the anticipated proceeds of $60.0 million from the Pfizer Inc. private placement (see Note 11), will enable the Company to continue its operations into the third quarter of 2022. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2020, and consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$178,003	$77,559
Restricted cash	1,274	1,274
Total cash, cash equivalents and restricted cash	$179,277	$78,833

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

The following table summarizes the Company’s investments, which are included in cash equivalents and short-term investments:

As of September 30, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market mutual funds	$177,753	$—	$—	$177,753
Total	$177,753	$—	$—	$177,753

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Repurchase agreements	$14,000	$—	$—	$14,000
Asset-backed securities	14,866	10	—	14,876
Money market mutual funds	39,524	—	—	39,524
Commercial paper	41,259	—	—	41,259
U.S. Treasury securities	59,926	45	—	59,971
Corporate debt securities	92,380	128	—	92,508
Total	$261,955	$183	$—	$262,138

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and nine months ended September 30, 2020 and 2019. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	September 30, 2020	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$177,753	$177,753	$—	$—
Total cash equivalents	$177,753	$177,753	$—	$—

Description	December 31, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$39,524	$39,524	$—	$—
Repurchase agreements	14,000	—	14,000	—
Total cash equivalents	$53,524	$39,524	$14,000	$—
Short-term investments:
Asset-backed securities	$14,876	$—	$14,876	$—
Commercial paper	41,259	—	41,259	—
U.S. Treasury securities	59,971	—	59,971	—
Corporate debt securities	92,508	—	92,508	—
Total short-term investments	$208,614	$—	$208,614	$—
Total financial assets	$262,138	$39,524	$222,614	$—

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

There were no transfers between fair value measure levels during the three and nine months ended September 30, 2020 and 2019.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$11,991	$10,837
Manufacturing equipment	7,754	4,911
Computers and purchased software	1,596	640
Furniture and fixtures	1,363	1,363
Leasehold improvements	29,960	30,862
Assets not yet in service	1,339	2,513
Property and equipment, at cost	54,003	51,126
Less: accumulated depreciation and amortization	(14,319)	(8,410)
Property and equipment, net	$39,684	$42,716

Depreciation expense for the three and nine months ended September 30, 2020 was approximately $2.0 million and $5.9 million, respectively, compared to $1.7 million and $4.6 million, respectively for the three and nine months ended September 30, 2019. There were no disposals of property and equipment during the three and nine months ended September 30, 2020 and 2019. Leasehold improvements consist primarily of costs associated with the buildout of the Company’s research and development, manufacturing and general office space in Bedford, Massachusetts.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$5,641	$4,551
Accrued research and development expenses	1,997	2,258
Accrued professional fees	461	542
Accrued unvested common stock subject to repurchase	16	37
Accrued other	311	256
Total accrued expenses and other liabilities	$8,426	$7,644

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

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million as of September 30, 2020 and December 31, 2019, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs as well as sublease income for the nine months ended September 30, 2020:

Nine months ended September 30, 2020	Amount (in thousands)
Operating lease costs	$1,869
Sublease income	(685)
Net lease cost	$1,184

Rent expense, net of amortization of the deferred rent incentives was $0.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2019.

The maturities of our operating lease liabilities and minimum lease payments as of September 30, 2020 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2020	$969
2021	3,834
2022	2,987
2023	3,077
2024	3,169
Thereafter	7,197
Total undiscounted lease payments	$21,233
Less: imputed interest	(5,196)
Present value of operating lease liabilities	$16,037

The following table summarizes the lease term and discount rate as of September 30, 2020:

As of September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	6.0
Weighted-average discount rate
Operating leases	9.9%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the nine months ended September 30, 2020.

Nine months ended September 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,838

8. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At September 30, 2020, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2020, an additional 1,804,670 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2019. At September 30, 2020, there were 2,430,357 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2020, an additional 451,167 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2019. At September 30, 2020, there were 1,039,651 shares available for future issuance under the 2018 ESPP.

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

During the nine months ended September 30, 2020, 83,848 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.9 million. During the nine months ended September 30, 2019, 55,234 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of $0.1 million during the three and nine months ended September 30, 2020, and $0.1 million during the three and nine months ended September 30, 2019.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Expected volatility	64.6% — 65.2%	62.4% — 63.2%	63.2% — 65.4%	62.4% — 64.7%
Weighted-average risk-free interest rate	0.31% — 0.40%	1.36% — 1.94%	0.31% — 1.73%	1.36% — 2.60%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	6.0-6.25	6.25	5.5-6.25	6.25
Underlying common stock fair value	$10.10 — $16.48	$15.92 — $21.45	$10.10 — $21.75	$15.92 — $30.34

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$1,572	$1,124	$4,640	$2,786
General and administrative	1,774	863	5,042	2,413
	$3,346	$1,987	$9,682	$5,199

As of September 30, 2020, there was $32.6 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.6 years at September 30, 2020.

A summary of option activity under the Plans during the nine months ended September 30, 2020 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2020	4,843,018	$14.78	8.5	$33,809
Granted	1,200,650	$18.43
Exercised	(41,593)	$3.84
Cancelled/Forfeited	(189,243)	$23.31
Outstanding at September 30, 2020	5,812,832	$15.33	8.1	$11,299
Vested and expected to vest at September 30, 2020	5,812,832	$15.33	8.1	$11,299
Exercisable at September 30, 2020	2,574,662	$11.70	7.3	$9,618

The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $0.5 million and $1.4 million, respectively. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2020 and 2019 was $10.73 and $14.70, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2020	21,666
Vested	(17,564)
Issued	—
Repurchased	—
Unvested shares - September 30, 2020	4,102

As of September 30, 2020 and December 31, 2019, 4,102 shares and 21,666 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of less than $0.1 million as of September 30, 2020 and December 31, 2019.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at September 30, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2020	2019
Unvested common stock from early exercise of options	4,102	72,577
Stock options to purchase common stock	5,812,832	3,876,428
Total	5,816,934	3,949,005

10. COLLABORATION AND LICENSE AGREEMENT

Summary of Agreement

In November 2017, the Company entered into a collaboration and license agreement with Novartis (as amended, the “Collaboration Agreement”) for the research, development, manufacturing and commercialization of products using the Company’s gene-editing technology for the treatment of certain ophthalmic targets and sickle cell disease. In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement effective in August 2019. In May 2020, Novartis confirmed an ophthalmic target for a therapeutic editing program. Together, the companies are focusing their resources on advancing this program to development candidate selection. Additionally, in accordance with the terms of the Collaboration Agreement, Novartis’ right to substitute other ophthalmic targets expired. The Company also continues to work with Novartis on identifying new targets for the collaboration based on the existing exploratory research component of the agreement, which was extended for an additional six months through an amendment to the Collaboration Agreement executed in October 2020.

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

The Collaboration Agreement consists of a research term, where the Company and Novartis are collaborating to perform research and conduct preclinical development to identify candidates that modulate ophthalmic targets. The Collaboration Agreement also includes exploratory work on the applicability of the gene-editing technology with respect to other gene targets. The Company’s obligation to perform such exploratory research has been extended pursuant to the October 2020 amendment to the Collaboration Agreement and now concludes in May 2021. Taking into account the expiration of Novartis’ rights to substitute other ophthalmic targets, the Company and Novartis will focus resources on the confirmed ophthalmic target. The Company is responsible for the manufacturing of proprietary research grade human hematopoietic stem cell derived adeno-associated virus vectors (“AAVHSCs”) during the research term. Research activities performed by the Company are being reimbursed at a full-time equivalent rate (“FTE”) and manufacturing activities will be reimbursed at cost, up to a maximum of $17.0 million during the research term, as specified and defined in the Collaboration Agreement. Novartis is required to pay the Company a target fee of $5.0 million if the target meets certain success criteria during the research term (the “target fee trigger date”). The research term will continue for five years from the effective date of the Collaboration Agreement. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee and a joint manufacturing subcommittee, with equal representation from both the Company and Novartis.

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

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2020, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $30.4 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which is expected to occur over a period of time that is estimated will conclude in 2027. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis as the Company performs the research, development and manufacturing services, which will likely vary from period to period.

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

During the three and nine months ended September 30, 2020, the Company recognized revenue under the Collaboration Agreement of $0.6 million and $1.7 million, respectively, of which $0.2 million and $0.6 million was included in deferred revenue at the beginning of each period. During the three and nine months ended September 30, 2019, the Company recognized revenue under the Collaboration Agreement of $0.4 million and $1.1 million, respectively, of which $0.2 million and $0.4 million, respectively, was included in deferred revenue at the beginning of each period. As of September 30, 2020 and December 31, 2019, there was approximately $30.4 million and $31.0 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of September 30, 2020 and December 31, 2019, the Company has recorded accounts receivable of $0.4 million related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of each such date.

11. SUBSEQUENT EVENTS

On November 9, 2020, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which Pfizer has agreed to purchase 5,000,000 shares of the Company’s common stock through a private placement transaction (the “Private Placement”) at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal (“ROFR”) for a 30-month period (the “ROFR Period”) beginning on the date of the closing of the Private Placement (collectively, the “ROFR Provision”), to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR Provision one time for each of HMI-102 and HMI-103 during the ROFR period. Additionally during the ROFR period, Pfizer has the right to designate a member to join the Company’s Scientific Advisory Board to participate in matters related to the development of these programs.

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

HMI-102 for Treatment of PKU in Adult Patients

In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of adults with phenylketonuria, or PKU. The pheNIX trial is designed to evaluate the safety and efficacy of HMI-102 in a dose-escalation, randomized, concurrently-controlled study in adult patients with PKU. During the dose-escalation portion of the trial, we evaluated safety and efficacy and sought to determine a dose to bring forward to the expansion phase. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the pheNIX trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). Cohorts included males and females, with an age range of 21-49 and time in study ranging from 13 weeks to 52 weeks (end of study).

Safety data from these six patients as of the cutoff date showed HMI-102 was generally well-tolerated, and there were no treatment-related serious adverse events. There was one serious adverse event of Herpes zoster (shingles) assessed by a principal investigator of the pheNIX trial as not related to treatment with HMI-102. There were no clinically significant changes in electrocardiogram or vital signs and no clinical signs of complement activation. In Cohorts 2 and 3, Grade 1 and 3 alanine aminotransferases, or ALTs, (ALT Grades based on Common Terminology Criteria for Adverse Events Version 5), which are common in adeno-associated virus-based gene therapy, were observed and managed with increased steroids when necessary. Each of the two patients who experienced Grade 3 ALTs had pre-existing underlying immune conditions. An independent data monitoring committee, which provided guidance throughout the pheNIX clinical trial, supported the conclusion that there were no safety concerns related to bilirubin, and that ALT elevations may be associated with reduced therapeutic activity.

Efficacy data from the two patients in Cohort 1 did not show any meaningful reductions in plasma phenylalanine, or Phe, throughout the study, which they have completed. We believe this first and lowest dose in this dose-escalation study was insufficient to impact Phe levels.

Figure 1. Preliminary data from Cohort 1 (low-dose) in the dose-escalation phase of the pheNIX clinical trial as of the data cutoff date of October 19, 2020.

In Cohort 2, one patient experienced a marked Phe reduction from baseline level of 1,010 μmol/L, and recorded five plasma Phe values <360 μmol/L, and many of <600 μmol/L. The mean percentage change from baseline for this patient are reported in three categories: Phe; tyrosine, or Tyr, and the Phe/Tyr ratio. For patients with PKU, the goal for a therapy is to lower Phe values, increase Tyr values and lower the overall Phe/Tyr ratio. As of the cutoff date, this patient’s mean percentage change from baseline showed a 48.6% reduction in plasma Phe, an 81.1% increase in Tyr and a 70.8% decrease in the Phe/Tyr ratio. We believe these results are consistent with an increase in phenylalanine hydroxylase enzymatic activity and increased Phe metabolism. These results were observed even while the patient self-liberalized diet, including a mean percent change from baseline of more than a 100% increase in dietary Phe intake.

The other patient in Cohort 2 did not experience a similar reduction in plasma Phe, but this patient had pre-existing immune conditions and experienced Grade 3 ALT elevation, which we believe may have affected the results. As of the cutoff date, this patient had a mean percentage change from baseline of 13% increase in plasma Phe, with a 131.1% increase in Tyr and a 45.5% decrease in the Phe/Tyr ratio. This also occurred while the patient self-liberalized diet with a mean percent change from baseline of 140.5% more dietary intact protein, 289% more dietary Phe intake and 75.6% decreased dietary Tyr intake. We believe the findings in this patient may be suggestive of phenylalanine hydroxylase enzymatic activity sufficient to increase the patient’s tyrosine concentration from its low baseline, but not sufficient to reduce this patient’s Phe.

Figure 2. Interim data from Cohort 2 (mid-dose) in the dose-escalation phase of the pheNIX clinical trial as of the data cutoff date of October 19, 2020.

In Cohort 3, one patient showed a marked reduction in Phe from baseline level of 1,060 μmol/L, and recorded one plasma Phe value <360 μmol/L and several plasma Phe values <600 μmol/L through the 13 weeks of observation as of the cutoff date. The mean percentage change from baseline was a 31.4% reduction in plasma Phe, a 40.3% increase in Tyr and a 52.4% decrease in the Phe/Tyr ratio. These results were observed while the patient self-liberalized diet, including a mean percent change from baseline of more than 45.4% increase in dietary intact protein and a 41.8% increase in dietary Phe. In contrast, the other patient in Cohort 3 did not experience a similar reduction in plasma Phe, but similar to the second patient in Cohort 2, had pre-existing underlying immune conditions and experienced Grade 3 ALT elevation, which we believe may have affected the results. As of the cutoff date, this patient experienced an increase in the mean percentage change from baseline in Tyr of 22.6% and a reduction in the mean percentage change from baseline in the Phe/Tyr ratio of 25.4%. We believe the findings in this patient may also be suggestive of phenylalanine hydroxylase enzymatic activity, which was enough to improve Tyr, but not enough to reduce Phe.

Figure 3. Interim data from Cohort 3 (high-dose) in the dose-escalation phase of the pheNIX clinical trial as of the data cutoff date of October 19, 2020.

Based on the safety and efficacy results observed in the dose-escalation phase as of the cutoff date, we intend to advance to the randomized, concurrently controlled, expansion phase of the pheNIX trial in early 2021, which has the potential to be converted to a registrational trial. We have selected two doses for the expansion phase: the mid-dose from Cohort 2 and a dose between the doses in Cohorts 2 and 3, which we believe has the potential to improve Phe reductions while reducing overall steroid exposure.

Other Product Candidate Updates

We are in later-stage IND-enabling studies with HMI-202, our lead gene therapy CNS product development candidate for the treatment of metachromatic leukodystrophy, or MLD. This represents our first CNS program and we have generated preclinical data that demonstrates that a single I.V. administration of HMI-202 crossed the blood-brain-barrier and blood-nerve-barrier and led to durable reduction of sulfatides in all brain regions of the disease model. HMI-202 was superior to an AAV9-based MLD gene therapy construct in terms of human ARSA enzyme activity, vector genome copies and biodistribution in the peripheral and central nervous systems of the disease model.

In October 2020, we announced a new in vivo gene therapy development program for the treatment of mucopolysaccharidosis type II (MPS II, or Hunter syndrome). Development candidate HMI-203 is a potential one-time AAVHSC treatment designed to deliver functional copies of the IDS gene to multiple target organs, including the PNS and CNS, following a single I.V. administration. We have initiated IND-enabling studies and scaled the new construct up to 500 liters by leveraging our commercial manufacturing platform.

We are in later-stage IND-enabling studies with HMI-103, our lead gene editing product development candidate for the treatment of PKU in pediatric patients. We have generated in vivo preclinical data, using quantitative molecular methods, that demonstrated achievement of gene integration efficiencies in the liver that corresponded with Phe correction in a PKU murine model, are significantly greater than other adeno-associated virus, or AAV, based approaches and we believe are at a therapeutic level in the preclinical model. These findings were peer-reviewed and published in PLOS ONE in May 2020.

In November 2017, we entered into a collaboration and license agreement with Novartis, pursuant to which we agreed to collaborate on researching, developing, and commercializing novel genome editing products that modulate certain gene targets. In May 2020, based on positive preclinical gene editing data in retinal cells, Novartis confirmed an ophthalmic target for a therapeutic editing program. Together, we are working on advancing this program to development candidate selection. We also continue to work with Novartis on identifying new targets for the collaboration based on the exploratory research component of the agreement, which was extended for an additional six months pursuant to an amendment to the agreement executed in October 2020, with such obligations now concluding in May 2021.

We have fully integrated process development and Good Manufacturing Practice, or GMP, manufacturing capabilities that support the full breadth and flexibility of our AAVHSC capsid library. Our process development expertise covers all classical gene development functions and incorporates deep characterization and understanding of vector design and their consequences. Our manufacturing process is a versatile system that rapidly delivers high quality vector at scale. The manufacturing capacity within our 25,000 square foot GMP manufacturing facility includes multi-suite and multi-product capabilities to support our clinical development programs in both gene therapy and gene editing. Our platform process is a commercial manufacturing process that has successfully produced several of our product candidates. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale.

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

Since our inception in 2015 through September 30, 2020, we have raised approximately $444.2 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received $50.0 million from Novartis, our collaboration partner, including an up-front payment of $35.0 million and a $15.0 million equity investment. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, positive clinical data with HMI-102, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

On November 9, 2020, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Pfizer Inc., or Pfizer, pursuant to which Pfizer has agreed to purchase 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal, or ROFR, for a 30-month period beginning on the date of the closing of the private placement to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR one time for each of HMI-102 and HMI-103 during the ROFR period. Additionally during the ROFR period, Pfizer has the right to designate a member to join our Scientific Advisory Board to participate in matters related to the development of these programs. See “Liquidity and Capital Resources.”

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, advancing HMI-103, HMI-202 and HMI-203 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sales of preferred stock, and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.6 million and $1.7 million in collaboration revenue for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. Since inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2020 were $28.2 million and $98.9 million, respectively. Our net losses for the three and nine months ended September 30, 2019 were $29.6 million and $79.7 million, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $298.6 million and $199.7 million, respectively.

Our total operating expenses were $28.8 million and $102.2 million for the three and nine months ended September 30, 2020, respectively, and $31.7 million and $85.5 million for the three and nine months ended September 30, 2019, respectively. Our operating expenses for the nine months ended September 30, 2020 included substantial advance purchases of raw materials procured for future manufacturing needs to mitigate any possible supply chain interruptions as a result of the COVID-19 pandemic. We expect our operating expenses to continue to increase in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase substantially due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, development activities including IND-enabling studies associated with our other product candidates, including HMI-202, our gene therapy product candidate for MLD, HMI-203, our gene therapy product candidate for Hunter syndrome, and HMI-103, our gene editing product candidate for PKU, research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We have incurred significant capital expenditures for the buildout of a facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this facility and in support of our product development candidates and research initiatives. We expect to incur additional capital expenditures in support of our research and development activities and our manufacturing facility.

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing, and results of our ongoing research and development efforts, including clinical trials, for HMI-102;
•	the costs, timing, and results of our ongoing research and development efforts for HMI-103, HMI-202 and HMI-203, all of which are in IND-enabling studies;
•	the costs, timing, and results of our research and development efforts for current and future product candidates in our gene therapy and gene editing pipeline;
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

We now believe that our existing cash and cash equivalents, together with the anticipated proceeds of $60.0 million from the Pfizer private placement, will enable us to fund our current projected operating expenses and capital expenditure requirements into the third quarter of 2022 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of HMI-103, our lead gene editing product candidate for PKU, HMI-203, our newly announced gene therapy product candidate for Hunter syndrome, and HMI-202, our lead CNS gene therapy product candidate, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Operations – To protect the health of our employees and the third parties with whom we interact, most office-based employees continue to work from home, while essential staffing levels in our operations remain in place, including key personnel in our laboratories and manufacturing facility. For those employees on-site, we have developed shift schedules for our laboratories and manufacturing facility and a modified office layout and traffic flow pattern to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility, limited visitors to only those who are critical to our ongoing operations and have cancelled all business travel. In addition, we have developed our own on-site COVID-19 surveillance testing for employees to help promote health and safety.

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

Preclinical studies – IND-enabling studies are continuing in support of our HMI-103, HMI-202 and HMI-203 programs and we have made operational changes to mitigate the risk of potential disruptions caused by the COVID-19 pandemic. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. In addition, any planned or potential meetings with the FDA or other regulatory authorities about any of our development programs could be delayed as these regulatory bodies respond to the ongoing pandemic.

Manufacturing – We continue to operate our manufacturing facility at or near normal levels. We have on-hand all of the drug product needed for the expansion phase of the pheNIX clinical trial. In addition, during the first quarter of 2020, we accelerated the procurement of raw materials for future manufacturing, research and development needs to minimize potential supply chain interruptions. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials.

At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses and as a result, we expect that the COVID-19 pandemic may impact our business, revenues, results of operations and financial condition. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.7 million in collaboration revenue for the nine months ended September 30, 2020 (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding Novartis revenue recognition discussion).

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
HMI-102 external development costs	$5,317	$9,912	$(4,595)	$28,139	$26,234	$1,905
Other development-stage programs' external development costs	5,101	3,785	1,316	18,325	9,890	8,435
Employee-related costs	9,515	7,355	2,160	29,038	20,812	8,226
Other research and development costs	484	4,639	(4,155)	1,695	12,120	(10,425)
Total research and development expenses	$20,417	$25,691	$(5,274)	$77,197	$69,056	$8,141

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance clinical trials of HMI-102 for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial, continue to advance HMI-103, HMI-202 and HMI-203 through IND-enabling studies and into clinical trials and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of HMI-102 and IND-enabling studies and future clinical trials of our other product candidates in development or any other future product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of HMI-102, our other product candidates in development and any other future product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of HMI-102, HMI-103, HMI-202 and HMI-203, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to HMI-102, HMI-103, HMI-202, HMI-203 and any other product candidate we may develop. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, compliance with the Sarbanes-Oxley Act of 2002, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has decreased due to lower yields on invested funds as well as lower invested balances during the nine months ended September 30, 2020 as compared to the same period in 2019. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended September 30, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,
(in thousands)	2020	2019	Change
Collaboration revenue	$567	$441	126
Operating expenses:
Research and development	20,417	25,691	(5,274)
General and administrative	8,423	6,038	2,385
Total operating expenses	28,840	31,729	(2,889)
Loss from operations	(28,273)	(31,288)	3,015
Other income:
Interest income	41	1,661	(1,620)
Net loss	$(28,232)	$(29,627)	$1,395

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2020 was $0.6 million, compared to $0.4 million for the three months ended September 30, 2019. The increase of $0.1 million is attributable to increased activities under our collaboration agreement with Novartis. We recognize revenues consistent with the pattern of performance of our research and development activities under this agreement, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. We expect the level of effort to substantially increase when and if we begin manufacturing during the development term of the collaboration agreement, which is dependent on the success of the research and Novartis’ decision to take a candidate into development. Collaboration revenue recognized in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement. We would not expect collaboration revenue to be consistent period to period as it will fluctuate as we perform the research, development and manufacturing services over the term of our collaboration agreement with Novartis.

Research and Development Expenses

	Three months ended September 30,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$5,317	$9,912	$(4,595)
Other development-stage programs' external development costs	5,101	3,785	1,316
Employee-related costs	9,515	7,355	2,160
Other research and development costs	484	4,639	(4,155)
Total research and development expenses	$20,417	$25,691	$(5,274)

Research and development expenses for the three months ended September 30, 2020 were $20.4 million, compared to $25.7 million for the three months ended September 30, 2019. The decrease of $5.3 million was due to a decrease of $4.6 million in direct research expenses for HMI-102 related to the transition of the manufacturing of clinical trial materials for our Phase 1/2 pheNIX trial from a CMO to our internal GMP facility in 2020, which reduced costs with our CMOs compared to the prior year period. Additionally, there was a $4.2 million decrease in other research and development costs related to laboratory supplies and research materials for our early-stage research programs. Partially offsetting these decreases was a $2.2 million increase in employee-related costs due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes, stock-based compensation expense and recruiting costs, as well as a $1.3 million increase in direct research expenses related to our newly announced HMI-203 program for Hunters syndrome.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $8.4 million, compared to $6.0 million for the three months ended September 30, 2019. The increase of $2.4 million was primarily due to an increase in employee-related expenses of $1.5 million, which included $0.9 million of increased stock-based compensation expense, an increase in audit and legal costs of $0.3 million, an increase in market research costs of $0.3 million, an increase in facility costs of $0.2 million and an increase in taxes of $0.2 million.

Interest Income

Interest income for the three months ended September 30, 2020 was less than $0.1 million, compared to $1.7 million for the three months ended September 30, 2019. The decrease was the result of lower invested balances in cash, cash equivalents and short-term investments for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as well as lower yields on invested funds.

Net Loss

Net loss for the three months ended September 30, 2020 was $28.2 million, compared to $29.6 million for the three months ended September 30, 2019. The decrease in net loss was primarily due to the decreases in research and development expenses discussed above.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Collaboration revenue	$1,722	$1,103	619
Operating expenses:
Research and development	77,197	69,056	8,141
General and administrative	24,986	16,431	8,555
Total operating expenses	102,183	85,487	16,696
Loss from operations	(100,461)	(84,384)	(16,077)
Other income:
Interest income	1,558	4,635	(3,077)
Net loss	$(98,903)	$(79,749)	$(19,154)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2020 was $1.7 million, compared to $1.1 million for the nine months ended September 30, 2019. The increase of $0.6 million is attributable to increased activities under our collaboration agreement with Novartis. See “Comparison of Three Months Ended September 30, 2020 and 2019—Collaboration Revenue” for additional information.

Research and Development Expenses

	Nine months ended September 30,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$28,139	$26,234	$1,905
Other development-stage programs' external development costs	18,325	9,890	8,435
Employee-related costs	29,038	20,812	8,226
Other research and development costs	1,695	12,120	(10,425)
Total research and development expenses	$77,197	$69,056	$8,141

Research and development expenses for the nine months ended September 30, 2020 were $77.2 million, compared to $69.1 million for the nine months ended September 30, 2019. The increase of $8.1 million was primarily due to an increase of $1.9 million in direct research expenses, including costs related to manufacturing clinical trial materials, as well as costs incurred with our CRO to conduct and manage our Phase 1/2 pheNIX clinical trial, an $8.4 million increase in direct research expenses related to HMI-202, HMI-203 and HMI-103 external development costs as we advance through IND-enabling studies and an $8.2 million increase in employee-related costs due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes, stock-based compensation expense and recruiting costs. Partially offsetting these increases was a $10.4 million decrease in other research and development costs related to laboratory supplies, research materials and services for our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $25.0 million, compared to $16.4 million for the nine months ended September 30, 2019. The increase of $8.6 million was due to an increase in employee-related expenses of $3.9 million, which included $2.6 million of increased stock-based compensation expense, an increase in consulting expense of $1.4 million, an increase in facility costs of $1.1 million, an increase in market research costs of $0.8 million, an increase in insurance costs of $0.4 million, an increase in recruiting costs of $0.5 million and an increase in software expense of $0.3 million.

Interest Income

Interest income for the nine months ended September 30, 2020 was $1.6 million, compared to $4.6 million for the nine months ended September 30, 2019. The decrease was the result of lower invested balances in cash, cash equivalents and short-term investments for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as well as lower yields on invested funds.

Net Loss

Net loss for the nine months ended September 30, 2020 was $98.9 million, compared to $79.7 million for the nine months ended September 30, 2019. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, and the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015 through September 30, 2020, we have raised approximately $444.2 million in aggregate net proceeds through our IPO, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement and preferred stock financings. We received an up-front payment of $50.0 million from a collaboration partner, comprised of $35.0 million in cash and a $15.0 million equity investment, the latter of which is included in the proceeds from the sale of preferred stock. As of September 30, 2020, we had $179.3 million in cash, cash equivalents and restricted cash and an accumulated deficit of $298.6 million.

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

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the nine months ended September 30, 2020. As of September 30, 2020, there was $150.0 million of common stock remaining available for sale under the ATM. Simultaneous with the filing of the registration statement in March 2020, our previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019 and our prior sales agreement with Cowen providing for the offering, issuance and sale of up to an aggregate $100.0 million of our common stock from time to time in “at-the-market” offerings were terminated.

On November 9, 2020, we entered into the Stock Purchase Agreement with Pfizer, pursuant to which Pfizer has agreed to purchase 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. The closing of the private placement is expected to occur on or about November 10, 2020, subject to the satisfaction of customary closing conditions.

Cash Flows

Our cash, cash equivalents and restricted cash totaled $179.3 million and $263.7 million as of September 30, 2020 and December 31, 2019, respectively. We had no indebtedness as of September 30, 2020 and December 31, 2019.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(82,720)	$(65,025)
Net cash provided by (used in) investing activities	205,851	(31,772)
Net cash provided by financing activities	1,098	135,638
Net change in cash, cash equivalents and restricted cash	$124,229	$38,841

Cash Flows for the Nine Months ended September 30, 2020

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $82.7 million, driven primarily by our net loss of $98.9 million as we incurred expenses associated with research and development activities on HMI-102, HMI-103, HMI-202 and HMI-203, including the Phase 1/2 pheNIX trial for our HMI-102 program, and research activities on other applications for our technology and a decrease in operating lease liabilities of $1.7 million. These items were partially offset by net non-cash expenses of $16.1 million, which includes $9.7 million of stock-based compensation expense and $5.9 million of depreciation expense, and a decrease in working capital of $2.3 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $205.9 million, attributable to maturities of short-term investments of $228.6 million, partially offset by purchases of short-term investments of $20.0 million and purchases of property and equipment of $2.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1.1 million, primarily due to proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

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

Funding Requirements

Our operating expenses increased substantially in 2019 and during the first nine months of 2020 and are expected to increase for the remainder of 2020 and in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, advance our preclinical activities including IND-enabling studies, scale-up manufacturing processes, engage with CMOs, manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase substantially as we expand our operations.

Specifically, our operating expenses and capital expenditures will increase as we:

•	pursue the preclinical and clinical development of HMI-102, including the ongoing pheNIX Phase 1/2 clinical trial, HMI-103, HMI-202 and HMI-203;
•	pursue the preclinical and clinical development of other product candidates based on our gene therapy and gene editing technology;
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

We now believe that our existing cash and cash equivalents, together with the anticipated proceeds of $60.0 million from the Pfizer private placement, will enable us to fund our current projected operating expenses and capital expenditure requirements into the third quarter of 2022, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, our lead CNS gene therapy product candidate, HMI-202 and our newly announced gene therapy product candidate for Hunter syndrome, HMI-203, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our preclinical development and initial clinical trials for HMI-102 including the pheNIX Phase 1/2 clinical trial, HMI-103, HMI-202 and HMI-203;

•	the progress, costs and results of our additional research and preclinical development programs in gene therapy and gene editing;
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

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2020 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents of $178.0 million, or 77.9% of our total assets at September 30, 2020, and $262.4 million, or 84.5% of our total assets at December 31, 2019. Interest income earned on these assets was $1.6 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on September 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At September 30, 2020, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2020 and December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $98.9 million and $79.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $298.6 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our lead product candidate, HMI-102. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of HMI-102, HMI-103, HMI-202, HMI-203 and any other product candidates. In addition, we may not be able to enter into any collaborations that will generate significant cash. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Based upon our current operating plan, we now believe that our existing cash and cash equivalents, together with the anticipated proceeds of $60.0 million from the Pfizer private placement, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our gene therapy product candidates, HMI-202 and HMI-203, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202, HMI-203 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of our planned clinical trials for HMI-102 and our other product candidates;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•

the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or HMI-102, HMI-103, HMI-202, HMI-203 or any of our product candidates;

•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the costs of operating as a public company;
•	the extent to which we in-license or acquire other products and technologies;

•

the cost of establishing sales, marketing and distribution capabilities for HMI-102, HMI-103, HMI-202, HMI-203 or any of our product candidates in regions where we choose to commercialize our products; and

•	the initiation, progress, timing and results of our commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or any of our product candidates, if approved for commercial sale.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Moreover, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or other product candidates or potentially discontinue operations.

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

To date, we have invested a significant portion of our efforts and financial resources in the development of HMI-102. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize this product candidate. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to HMI-102, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of HMI-102, which may never occur if HMI-102 is ultimately shown to not be associated with phenylalanine hydroxylase enzymatic activity and increased Phe metabolism, or if HMI-102 were associated with serious adverse events, or if it were found to not be efficacious. Therefore, we cannot be certain that HMI-102 will be successful in our current Phase 1/2 pheNIX trial or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market HMI-102 from the FDA or other regulatory bodies, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market HMI-102 in the United States until it receives approval of a biologics license application, or BLA from the FDA, or in any foreign countries until it receives the requisite approval from such countries.

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

As of November 1, 2020, we had 206 employees. We will need to significantly expand our organization, and we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. In addition, because our programs are all in the research, preclinical or early-clinical stage, we have not yet been able to fully assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a suite of 15 proprietary AAVHSCs which we can deploy with either gene editing or gene therapy constructs. Both applications rely on a unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, recent work conducted by a third party in non-human primates suggests that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity. To date, we have not observed the severe toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and genetic medicine industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our current and future clinical trials are completed as planned, we cannot be certain that their results will support the safety and effectiveness of HMI-102 for PKU or any other potential indication. Our current and future clinical trial results may not be successful.

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

On May 1, 2019, we received Fast Track Designation for HMI-102 for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase deficiency through normalization of circulating phenylalanine levels, and we intend to seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.  The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

We have received orphan drug designation for HMI-102 and HMI-202, and we intend to seek orphan drug designation for our other product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

We have received orphan drug designation for HMI-102 in the United States and Europe for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In addition, we have received orphan drug designation for HMI-202 in the United States and Europe for the use of AAVHSC15 expressing human arylsulfatase A for the treatment of metachromatic leukodystrophy. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

We have received rare pediatric disease designation for HMI-202, and we may seek rare pediatric disease designation for our other product candidates, however, there is no guarantee that we will obtain such designation, and even if we do, there is no guarantee that FDA approval will result in a priority review voucher.

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

We have received rare pediatric disease designation for HMI-202, and we may seek rare pediatric disease designation for our other product candidates; however, we may not be able to obtain such designation. If we are able to obtain rare pediatric disease designation for our other product candidates, there is no guarantee that we will be able to obtain a priority review voucher, even if the designated product candidate is approved by the FDA. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Specifically, FDA may not award the voucher to sponsors of marketing applications approved after December 11, 2020 unless either (i) the drug has received rare pediatric disease designation as of December 11, 2020, and is then approved by the FDA no later than December 11, 2022; or (ii) Congress reauthorizes the program, for which legislation has been proposed in the current Congress. If Congress does not reauthorize the rare pediatric disease priority review program in its current form, and if we do not receive rare pediatric disease designation before December 11, 2020, we will not be issued a voucher upon any approval that we receive. Moreover, even if we receive rare pediatric disease designation by the current statutory deadline of December 11, 2020, we may not receive the voucher if we do not obtain approval by December 11, 2022. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. We completed the build-out of a GMP manufacturing facility to support our clinical development programs in both gene therapy and gene editing and commenced manufacturing activities in April 2019. However, if we experience delays or are unable to scale our internal manufacturing capabilities, we will need to contract with manufacturers that can produce the preclinical, clinical and commercial supply of our products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidates, or could render further development impossible.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither HMI-102, HMI-103, HMI-202, HMI-203, nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to accept for substantive review any biologic license applications, or BLAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

Even if we obtain FDA approval for HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize its full market potential.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry, to the extent they remain in effect. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether these requirements will be implemented, and, if so, the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these or other executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of our product candidates, including HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;
•	withdrawal of participants from our clinical trials;
•	significant costs to defend the related litigation and related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	inability to commercialize HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	decreased demand for HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, if approved for commercial sale; and
•	loss of revenue.

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

Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate could be delayed.

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

From time to time, we publicly disclose initial, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, we recently disclosed preliminary safety and efficacy data from the Phase 1/2 pheNIX clinical trial for HMI-102, which disclosure included our preliminary beliefs, assumptions and conclusions with respect to the preliminary data which may differ from future results from the pheNIX clinical trial. Initial, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial, top-line or preliminary data we previously published. As a result, initial, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we also disclose data from our preclinical studies and clinical trials. Initial or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial or preliminary data and final data could significantly harm our business prospects. Further, disclosure of initial or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

Even if HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Because we expect sales of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, if approved, to generate substantially all of our product revenues for a substantial period, the failure of this product to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, if approved. Moreover, provisions in our agreements with Pfizer may inhibit our ability to enter into future collaborations with third parties.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

We expect to build a focused sales, distribution and marketing infrastructure to market HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate in the United States and European Union, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate. Additionally, if the commercial launch of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidates in certain markets overseas. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, if approved, for certain markets overseas; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, we may be forced to delay the potential commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate or reduce the scope of our sales or marketing activities for HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

Moreover, we have granted Pfizer a right of first refusal to acquire rights (whether through license, asset sale or otherwise) to develop or commercialize HMI-102 and/or HMI-103. This right of first refusal provision may inhibit our ability to enter into future collaborations with third parties.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate is approved for commercialization, we intend to enter into agreements with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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

We may collaborate with third parties for the development and commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate successfully, if at all.

We may seek collaborative relationships for the development and commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate. Failure to obtain a collaborative relationship for HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate may significantly impair the potential for the product candidate. We also will need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to HMI-102, HMI-103, HMI-202, HMI-203 and any future product candidates. We seek to protect our proprietary position by filing or collaborating with our licensors to file patent applications in the United States and abroad related to our proprietary technologies, development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our proprietary products and technology, including HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate in the United States or in other foreign countries, in whole or in part. Alternately, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or later invalidate or narrow the scope of an issued patent. Even if patents do successfully issue and even if such patents cover HMI-102, HMI-103, HMI-202, HMI-203 or any future product candidate, third parties may challenge their validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for HMI-102, HMI-103, HMI-202, HMI-203 or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business.

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

We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets and confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and confidential know-how are difficult to protect, and we have limited control over the protection of trade secrets and confidential know-how used by our licensors, collaborators and suppliers. Because we expect to rely on third parties to manufacture HMI-102, HMI-103, HMI-202, HMI-203 and any future product candidates, and we expect to collaborate with third parties on the development of HMI-102, HMI-103, HMI-202, HMI-203 and any future product candidates, we may, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development collaborations or similar agreements. Under such circumstances, trade secrets and confidential know-how can be difficult to maintain as confidential.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently own one registered trademark and four pending trademark applications in the United States, as well as 17 registered trademarks and five pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

In response to the spread of COVID-19, most office-based employees continue to work from home, and we have limited the number of staff in our research and development laboratories and in our manufacturing facility to key personnel. For those employees on-site, we have developed shift schedules for our laboratories and manufacturing facility and a modified office layout and traffic flow pattern to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility, limited visitors to only those who are critical to our ongoing operations and have cancelled all business travel. In addition, we have developed our own on-site COVID-19 surveillance testing for employees to help promote health and safety. Disruptions caused by the COVID-19 pandemic have resulted, and may continue to result, in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience additional disruptions in conducting or completing the Phase 1/2 pheNIX trial or other planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. Many of our clinical sites are not currently accepting new patients for enrollment in clinical trials and have placed limitations on patients already enrolled in clinical trials from visiting the clinical sites for follow-up monitoring visits. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with the pheNIX trial. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, while we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials. If the COVID-19 pandemic continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 26% of our outstanding voting stock as of September 30, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible, or will soon become eligible, to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Based on filings with the SEC, as of November 6, 2020, holders of an aggregate of approximately 10.0 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until the rights terminate pursuant to the terms of the investors’ rights agreement, as amended, between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements, if applicable.

Additionally, on November 9, 2020, we entered into a stock purchase agreement with Pfizer, pursuant to which Pfizer has agreed to purchase 5.0 million shares of our common stock through a private placement transaction. The closing of the private placement is expected to occur on or about November 10, 2020, subject to the satisfaction of customary closing conditions. The shares of common stock sold in the Pfizer private placement are subject to a one-year lock-up from closing, during which time Pfizer is prohibited from selling or otherwise disposing of such shares. Pfizer will also have rights, subject to specified conditions, to require us to file a Registration Statement on Form S-3 to register the shares of common stock sold in the Pfizer private placement. Once any such registration statement is declared effective, these shares can be freely sold on the public market.

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

General Risk Factors

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

4.1

Amended and Restated Investors’ Rights Agreement, dated July 28, 2017, by and among Homology Medicines, Inc. and the investors named therein, as amended by Amendment No. 1 Amended and Restated Investors’ Rights Agreement, dated November 6, 2020.

*

10.1	Second Amendment to Collaboration and License Agreement, dated October 30, 2020, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.					*

10.2†	Stock Purchase Agreement, dated November 9, 2020, by and between Homology Medicines, Inc. and Pfizer Inc.	8-K	001-38433	10.1	11/9/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.,					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMOLOGY MEDICINES, INC.

Date: November 9, 2020	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 9, 2020	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)