Form 10-K
period 2020-12-31
Homology Medicines, Inc.
filed 2021-03-11
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $511.6 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 8, 2021, there were 50,487,649 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, anticipated use of cash, business strategy, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under “Summary Risk Factors” below and the sections in Item 1A., "Risk Factors" of Part I and Items 7 and 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K.

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

ii

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through gene therapy or nuclease-free gene editing across a broad range of genetic disorders. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, muscle and eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel both gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our dual technology platform will allow us to provide transformative cures using either modality.

The unique properties of our proprietary family of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications.

HMI-102 for Treatment of PKU in Adult Patients

We are currently in Phase 2 of the pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of adults with phenylketonuria, or PKU. In November 2020, we reported positive safety and efficacy clinical data from the dose-escalation phase of the trial. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the pheNIX trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). The results showed that HMI-102 was generally well-tolerated, and resulted in marked reductions in phenylalanine, or Phe, and the Phe-to-tyrosine, or Tyr, ratio, or the Phe-to-Tyr ratio, at two doses. Phe is a registrable endpoint in PKU, and the Phe-to-Tyr ratio is a clinically relevant diagnostic measurement for PKU. Based on the safety and efficacy results observed in the dose-escalation phase, we have selected and advanced two doses to the randomized, concurrently controlled, dose expansion Phase 2 portion of the pheNIX trial, which has the potential to be converted to a registrational trial. We expect to report initial clinical data from this portion of the trial by the end of 2021.

Other Product Candidates

We are currently progressing two gene therapy product development candidates for the treatment of lysosomal storage diseases: HMI-203 for the treatment of mucopolysaccharidosis type II (MPS II), or Hunter syndrome, and HMI-202 for the treatment of metachromatic leukodystrophy, or MLD.

We are in later-stage IND-enabling studies with HMI-203, an in vivo gene therapy product development candidate for the treatment of Hunter syndrome. HMI-203 is a potential one-time AAVHSC treatment designed to deliver functional copies of the IDS gene to multiple target organs, including those in the PNS and CNS, following a single I.V. administration. In preclinical studies, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S, or hI2S, enzyme expression, leading to a significant reduction in heparan sulfate glycosaminoglycans, or GAGs, levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant changes in skeletal deformities compared with vehicle. We expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-203 in 2021.

We completed IND-enabling studies with HMI-202, a gene therapy CNS product development candidate for the treatment of MLD. We have generated preclinical data that have demonstrated that a single I.V. administration of HMI-202 crossed the blood-brain-barrier and blood-nerve-barrier and led to durable reduction of sulfatides in all brain regions of the disease model. We are applying the learnings from the IND-enabling studies to further optimize an HMI-202 vector that we believe may lead to a better therapeutic profile.

We are in later-stage IND-enabling studies with HMI-103, our lead gene editing product development candidate for the treatment of PKU in pediatric patients. We have generated in vivo preclinical data that have demonstrated Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In addition, using quantitative molecular methods, we have demonstrated achievement of gene integration efficiencies in a humanized murine liver model that corresponded with Phe correction in the PKU murine model. These findings were peer-reviewed and published in PLOS ONE in May 2020. We expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-103 in 2021.

We also plan to name a development candidate in a new therapeutic area in 2021, demonstrating the broader capability of our AAVHSC platform, which we believe may allow us to target diseases with larger patient populations in the future.

We have fully integrated process development and Good Manufacturing Practice, or GMP, manufacturing capabilities that support the full breadth and flexibility of our AAVHSC capsid library. Our process development expertise covers all gene therapy and gene editing development functions and incorporates deep characterization and understanding of vector design and their consequences. Our manufacturing process is a versatile system that rapidly delivers high quality vector at scale. The manufacturing capacity within our 25,000 square foot GMP manufacturing facility includes multi-suite and multi-product capabilities to support our clinical development programs in both gene therapy and gene editing and we are now producing all of the clinical material for the pheNIX trial in this facility. Our plug and play process and manufacturing platform is a commercial manufacturing process that has successfully produced several of our product candidates. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have successfully executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our family of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing product and platform development efforts.

Since our inception in 2015, we have raised approximately $539 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments and preferred stock financings. Included in our net proceeds is $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, positive clinical data with HMI-102, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

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

DNA Repair Pathways

Human cells harbor two primary independent pathways to maintain the integrity of DNA: homologous recombination, or HR, and non-homologous end joining, or NHEJ, which are described below:

•

HR is a process in which cells repair DNA through highly precise incorporation of correct DNA sequences that are homologous, or matching, to the site of damage. HR has evolved to repair DNA with high fidelity and avoids the introduction of unwanted mutations at the site of correction. In the late 1990s, researchers discovered that certain AAV vectors delivered long single strands of homologous DNA to specific regions in the genome and induced the HR pathway, but their low efficiency of approximately 1% limited their use as a viable option for in vivo therapeutics.

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

We believe the major limitation of nuclease-based gene editing is the preferential utilization of the error-prone NHEJ pathway instead of the HR pathway. Because of this preference, the greatest utility of nuclease-based gene editing technologies may lie in their ability to knockout genes rather than replace an entire diseased gene in the genome with a whole functional copy. Furthermore, the use of nuclease-based gene editing technologies for insertion of a corrective sequence carries the risk of unwanted mutations from NHEJ including insertions and deletions or opposite orientation insertion of the template DNA, and also requires the separate delivery of both the nuclease and the DNA template to the same location at the same time.

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

Figure 1. Our Genetic Medicines Platform.

Our novel AAVHSCs are packaged with either a gene therapy or a gene editing construct. Our gene therapy construct includes a functional copy of the gene and a promoter sequence that is designed to enable the gene to be turned on in the cell and ultimately transcribed to express the therapeutic protein of interest without integrating into the genome. Our gene editing construct includes lengthy guide sequences, or homology arms, which are designed to enable the specific alignment to the desired genomic location and then, through the natural process of HR, enable correction of the diseased gene in the genome by replacement with a whole functional copy. While others are working on identifying and testing ways to mitigate the inherent risk in working with nucleases for gene editing, our approach avoids the use of nucleases entirely. By targeting the HR pathway, our proprietary AAVHSCs mitigate the risks of nuclease-based technologies and have the potential to overcome other AAV vector limitations by combining the precision and high fidelity of HR with highly efficient in vivo gene integration, which we believe is capable of providing potential cures for a wide range of rare genetic diseases. Refer to Figure 2 below for a graphical depiction of how our AAVHSCs are designed to enable each therapeutic modality.

Gene Therapy
(Gene Transfer Method)
Promoter
Corrective Gene
Enters the Cell's Nucleus
Episome w/ Promoter & Corrective Gene
Mutated Gene
Protein
mRNA
Mutated Protein
Gene Editing
(Gene Correction Method)
Homology Arm
Homology Arm
Corrective Gene
Enters the Cell's Nucleus
Mutated Gene
Homologous Recombination
Protein
Functional Gene
mRNA

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

•

Ability to perform nuclease-free gene editing mediated by HR with high gene integration efficiency. Our family of 15 novel AAVHSCs are designed to enable us to take advantage of the precise and high-fidelity process of HR-directed gene insertion for nuclease-free gene editing while achieving gene integration efficiencies that we believe are in therapeutic ranges and significantly higher than both nuclease-based and other AAV-based approaches. While nuclease-based gene editing technologies have achieved high gene knockout efficiencies in preclinical studies, which is only potentially useful for the minority of monogenic diseases, they have shown limited published evidence of gene integration efficiencies to date.

•

Ability to introduce an entire gene into the genome or the precise repair of individual mutated nucleotides in addition to gene knockout. Our HR-based gene editing approach provides the flexibility to introduce an entire copy of a functional gene into the genome also known as gene integration, in addition to repairing single mutations or knocking out entire genes, thus allowing us to potentially address the significant majority of monogenic diseases.

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

•

Ability to target multiple tissues. In preclinical studies, intravenous administration of our family of AAVHSCs has demonstrated unique biodistribution properties across the serotypes and the ability to target a wide variety of tissues including the liver, CNS, PNS, muscle, bone marrow, eye and heart, enabling us to potentially address a broad range of monogenic diseases. The diversity of our AAVHSC library of capsids can also be expanded through targeted shuffling of the capsid sequences.

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

•

Ability to target a broad range of patients given low frequency of pre-existing neutralizing antibodies. We believe our AAVHSCs can target a broad range of patient populations given the low prevalence of pre-existing neutralizing antibodies relative to other AAV vectors.

Our Pipeline Strategy

We believe our genetic medicines platform can be applied broadly to treat and potentially cure a wide range of genetic diseases, and we have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are initially pursuing monogenic diseases where we know exactly what we are seeking to correct and exactly which gene to insert into patients’ cells. We are prioritizing monogenic diseases with significant unmet medical needs, validated regulatory pathways, well-accepted biomarkers and significant commercial opportunities. We are currently focused on developing product candidates to treat monogenic diseases in the liver, CNS and peripheral tissues, bone marrow, and the eye, given that our AAVHSCs naturally show a high degree of tropism or ability to enter cells in these organs and organ systems. These tissues are affected in many rare genetic diseases. We also plan to name a development candidate in a new therapeutic area in 2021, demonstrating the broader capability of our AAVHSC platform, which we believe may allow us to target diseases with larger patient populations in the future.

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

We are building a deep pipeline across a wide range of diseases and tissue types to leverage the broad potential of our platform. We believe we have validated our AAVHSC platform in the liver based on the results observed in the dose-escalation portion of our Phase 1/2 trial with HMI-102, and we are also in IND-enabling studies with HMI-103, a gene editing development candidate for pediatric PKU. We have completed a comprehensive in vivo biodistribution study in NHPs in which all 11 of the AAVHSCs tested crossed the blood-brain-barrier and the blood-nerve-barrier, we are in IND-enabling studies with HMI-203, a gene therapy development candidate for MPS II, or Hunter syndrome, and we have recently completed IND-enabling studies with HMI-202, a gene therapy development candidate for MLD, the data from which we are using to further optimize a HMI-202 vector that we believe may lead to a better therapeutic profile. We continue our discovery efforts across multiple targets, including the liver, CNS, human stem cells and ophthalmology. We also may selectively enter into strategic alliances with pharmaceutical or biopharmaceutical companies to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

Our Product Pipeline

The current status of our programs is summarized in the table below:

Our Strategy

Our goal is to transform the lives of patients suffering from severe genetic diseases by using gene therapy and gene editing to cure the underlying cause of the disease. The critical components of our strategy to achieve this goal include:

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

•

Advance our pipeline programs through clinical proof-of-concept and commercialization. We are continuing to advance the Phase 1/2 pheNIX clinical trial with investigational HMI-102 gene therapy for adults with PKU at multiple sites in the U.S. and reported positive clinical data from the dose-escalation phase of the trial in November 2020. We believe that our approach of initially utilizing one of our AAVHSCs for gene therapy in adult PKU patients while, in parallel, advancing gene editing for pediatric PKU patients will maximize the efficiency of our pipeline development while providing potential solutions for the unique needs of each particular PKU patient population. Given the well-defined nature of PKU and the concentration of treatment centers, we intend to bring HMI-102, if approved, to patients through a small, targeted internal commercial organization.

•

Continue to expand our pipeline within existing therapeutic areas and expand into new therapeutic areas. We are focused on applying the transformative potential of our genetic medicines platform to develop treatments for patients with monogenic diseases. Initially, we are targeting diseases occurring in the liver, the CNS and PNS, the eye and the hematopoietic system. Given the ability of our AAVHSCs to deliver to a wide range of disease-relevant tissues, we believe there are many additional indications for which our technology may be applicable, including other inborn errors of metabolism, lysosomal storage diseases, hematological diseases, and ophthalmic diseases, as well as for in vivo cell therapy. We may also choose to selectively collaborate to expand the indications we can pursue and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

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

•

Control manufacturing through our in-house capabilities. We have developed an internal process development platform that accommodates both gene therapy and gene editing technologies. We have constructed a 25,000 square foot GMP manufacturing facility with 1,500 liters of active capacity that is designed to accommodate all pipeline programs, and we are now producing all of the clinical material for the pheNIX trial in this facility. Additionally, we have executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success and that internal manufacturing capabilities will further safeguard our intellectual property.

•

Continue to strengthen and expand our intellectual property portfolio. We have exclusive worldwide rights to our technologies including issued composition of matter patents in the United States for fifteen of our novel AAVHSCs for both gene therapy and gene editing. We exclusively acquired rights to this foundational intellectual property for the AAVHSCs from City of Hope, or COH, for developing and commercializing therapeutics based on these vectors. We continue to focus on strengthening our intellectual property estate through the discovery of new AAVHSCs, further characterization around our existing AAVHSCs as well as the core technology involved in delivering our product candidates to patients. To further advance our leadership in gene therapy and nuclease-free gene editing, we actively explore opportunities to collaborate with other leading scientific institutions in the field.

Our Genetic Medicines Platform

Our proprietary genetic medicines platform is built on our novel AAVHSCs, which allow us to choose the best suited modality from either gene integration or gene therapy for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the target tissues exhibit. The unique characteristics of our platform enable nuclease-free gene editing, specifically gene integration, and broad, systemic tissue distribution. Our AAVHSCs are designed to directly integrate corrective DNA through HR with therapeutically relevant efficiencies. Our HR-based gene editing approach utilizes a single component AAV system that contains everything required to selectively edit DNA with no need for exogenous nucleases or editing machinery. This single-component system simplifies the manufacturing and delivery of our therapeutics. We believe our gene editing approach has the potential to be curative as it provides a permanent correction in the genome that is then replicated with each cell division so that new generations of cells will carry the corrected gene. Our AAVHSCs are naturally occurring and have been modified to be non-replicating to minimize potential safety issues. We believe our platform’s combined attributes will allow us to develop more efficient and safer therapeutics for a wide range of genetic diseases.

Homologous Recombination—A Powerful Basis for Gene Editing

Unlike other gene editing approaches, our technology is based on the natural DNA repair process of HR and is designed to enable precise and efficient gene integration without an exogenous nuclease.

Our genetic medicines platform induces the endogenous HR cellular process using our AAVHSCs to insert replacement or corrective genes into cells that contain mutated or deleterious genes (refer to Figure 3 below). We engineer our AAVHSCs to contain long, single-stranded DNA corrective sequences highly specific to the target region in the genome. These single-stranded DNA molecules are then delivered to cells in our AAVHSC vectors, which we believe results in precise and efficient gene integration via the HR pathway. The design of our long and specific sequences, up to the 4.7 kilobase packaging limit of our AAVHSCs, is intended to significantly reduce the risk of off-target integration. Based on the packaging size of our AAVHSCs, we believe our capsids are capable of accommodating and delivering up to approximately 85% of the genes in the human genome and thus have the ability to address a significant majority of genetic disorders. We typically use homology arms as long as 1,600 base pairs of DNA to target corrective gene sequences into precise regions of the genome, in contrast to the guide sequences used in CRISPR/Cas 9-based gene editing, which are typically less than 30 base pairs in length. We also benefit from the ability of our platform to utilize HR to precisely insert gene sequences into the DNA of cells, similar to how mammalian cells repair their own DNA. In order to bring about the excision and subsequent replacement that some forms of gene editing require, those other approaches must combine multiple additional techniques and deliver into the cell the requisite cellular machinery at the right place at the same time, increasing the complexity of the task, introducing the possibility of integrating the wrong DNA due to non-HR-based repair mechanisms, and reducing the likelihood of success.

Figure 3. Schematic of homologous recombination.

Our Proprietary AAVHSCs

Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy with either gene therapy or gene editing constructs. We have the opportunity to expand on this family through capsid shuffling. Both applications rely on a unique ability of our AAVHSCs to efficiently target multiple tissues in the body. Our AAVHSCs were isolated from human stem cells and we believe they can direct nuclease-free gene integration with higher efficiency relative to that indicated in published data for other AAV-based gene editing approaches. Our AAVHSCs display the following advantages:

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

AAVHSC15 packaging the promoter-less F8 targeting cassette (AAVHSC15-mF8-Luc) was administered by a single intravenous injection to albino-B6 mice to evaluate the level of targeted integration and expression from the murine F8 locus. Six- to seven-week-old albino-B6 mice were dosed with AAVHSC15-mF8-Luc and reporter expression was followed over time. High levels of luciferase expression in livers of mice transduced under these conditions were observed. Bioluminescence increased within a week post-dosing, reached a maximum within 1-2 months and remained significantly above that observed in vehicle-treated mice until the end of the study at 470 days post-dosing (*= P<0.0001 vs vehicle). Ex vivo imaging of tissues harvested on Day 470 showed highest luciferase expression within liver (*=p<0.008 vs vehicle), greater than 100-fold higher than other tissues assessed (**=P<0.0001 vs other tissues), which demonstrated specificity of tissue targeting by AAVHSC15-mF8-Luc (refer to Figure 4 below). At 470 days post-dosing, vector genome levels within livers of treated mice were on average 4.7 ± 2.7 vector genomes/allele.

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

To assess whether expression from AAVHSC15-mF8-Luc was episomal, an AAVHSC15-Luc editing vector was prepared with the splice acceptor sequences removed (designated AAVHSC15-∆2AmF8-Luc) but maintained an intact Met initiator codon. Relative to an IV injection of vehicle alone, injection of AAVHSC15-mF8-Luc increased luciferase expression at Days 3, 7, and 14 post-dosing, similar to the results described above. By contrast, luciferase expression was reduced >95% for mice that received an identical dose of AAVHSC15-∆2AmF8-Luc (refer to Figure 5 below).

Figure 5. In vivo gene editing proof-of-concept at the murine F8 locus.

Ability to Introduce Entire Gene into the Genome Mediated via HR

Initial data supporting the targeted integration of entire genes using AAVHSCs into the genome have been previously published. We have expanded on those initial studies by demonstrating the targeted integration of a full-length luciferase gene into the murine F8 locus, as described above and illustrated in Figures 4 and 5. This preliminary proof of principle led to the discovery and development of a therapeutic program for pediatric PKU focused on the targeted integration of a full-length PAH cDNA into the human PAH locus. We have successfully inserted full-length cDNA encoding luciferase and PAH into two separate genomic regions in vivo reaching levels of efficiency required for therapeutic efficacy. HMI-103, the development candidate for pediatric PKU, is described in detail below.

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

We developed a method to enable whole genome unbiased next-generation sequencing for the detection and mapping of off-target integration sites. By leveraging the potential ability of our AAVHSCs to drive HR-based targeted integration, we can utilize next-generation sequencing technologies to identify and quantify where the inserted sequence maps. Using this method, and testing integration into the human AAVS1 locus, we estimate that 99.967% of insertions (>2.2 million reads) are at the targeted site and that the balance is within expected background of the assay. We have expanded on this assay to characterize the on-target precision of integration at the PAH locus in support of HMI-103, described below.

Ability to Target Multiple Tissues

In preclinical studies, intravenous administration of our family of AAVHSCs has demonstrated the ability to target a wide variety of tissues including the liver, CNS, PNS, muscle, bone marrow, eye and heart. Specifically, we have generated evidence of our AAVHSCs’ ability to target a number of tissues including:

•	neurons throughout the brain, spinal cord, and dorsal root ganglion by crossing the blood-brain-barrier and the blood-nerve-barrier;
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

Figure 6. Our family of AAVHSCs has demonstrated the ability to target a wide variety of tissues.

In Vivo Administration with a Single Component Delivery System

Our platform is designed to perform gene integration at higher efficiency without the use of a nuclease, enabling us to deliver genetic medicines in vivo using a single vector system (refer to Figure 7 below). Existing nuclease-based gene editing technologies, when replacing a defective gene with a functional gene through gene editing, require the use of two or more different vector constructs in combination to perform their gene editing functions. One or more vector constructs house the nuclease, and the other vector construct houses the DNA template, and all vectors must reach and penetrate the specific target cell at the same time to edit the DNA. In contrast to these nuclease-based gene editing technologies, our AAVHSC technology is a single component system that contains everything required to selectively integrate DNA with no need for additional exogenous nucleases, template DNA or editing machinery.

We believe our ability to perform gene integration at efficiencies that are greater than both nuclease-based and other AAV-based approaches, coupled with our single component delivery system, enable us to administer genetic medicines in vivo. We believe the advantages of in vivo administration of therapeutics via a single component delivery system include the following:

•	simpler and faster manufacturing relative to ex vivo resulting in reduced manufacturing costs;
•	improved delivery of therapeutic as only a single vector is required to reach a cell instead of multiple vectors;
•	ease of use for the patient, eliminating the need for mobilization and myeloablation, a common requirement for many ex vivo gene editing therapies; and
•	improved safety profile, as compared to an ex vivo therapy.

Figure 7. Our nuclease-free AAVHSC single component gene editing construct vs. nuclease-based multiple component gene editing construct for gene editing applications.

Ability to Target a Broad Range of Patients Given Low Frequency of Pre-Existing Neutralizing Antibodies

A potential concern for all AAV vectors is the presence of pre-existing neutralizing antibodies that have the potential to reduce their effectiveness. We conducted a study across 100 human serum donors representing different ethnic segments of the U.S. population. Based on the initial results, we believe the findings suggest that approximately 80% of individuals lack antibodies that recognize AAVHSCs, which is comparable to AAV9, a commonly used vector for development of other gene therapies. These findings were published in Human Gene Therapy Clinical Development in March 2018.

Our Product Candidates

We believe our genetic medicines platform can be applied broadly to treat and cure a wide range of genetic diseases and have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are initially pursuing diseases where the genetic abnormality is known and is found in a single gene.

HMI-102 for Treatment of PKU in Adult Patients and HMI-103 for Treatment of PKU in Pediatric Patients

Our lead program, HMI-102, is an AAVHSC vector gene therapy candidate designed to treat PAH deficiency, the underlying genetic cause of PKU. We have received orphan drug designation from the FDA and the European Medicines Agency, or EMA, for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102 gene therapy for adults with classical PKU at multiple sites in the U.S. and reported positive clinical data in November 2020. We are currently in the dose expansion Phase 2 portion of the pheNIX trial. HMI-102 is intended to treat adult patients with deficiencies in PAH regardless of the specific underlying PAH mutation. We are also developing HMI-103, an AAVHSC vector gene editing candidate, to address the pediatric PKU population. HMI-103 is designed to replace the defective PAH gene through the targeted integration of a normal copy into the PAH genomic region. We are in IND-enabling studies with HMI-103, and we expect to initiate a Phase 1/2 dose-escalation clinical trial in 2021.

PKU Disease Overview

PKU is an inborn error of metabolism that results from mutations in the PAH gene. PAH is an enzyme that is normally expressed in the liver and is necessary to metabolize dietary phenylalanine, or Phe, to the amino acid tyrosine, or Tyr. Tyr is a product of Phe metabolism and a precursor to neurotransmitters, and its increase indicates increased enzymatic activity. PKU results from mutations in PAH that render its enzymatic activity deficient. If it is not metabolized by PAH, Phe builds up throughout the body, including in the blood and the nervous system. Approximately 75% of all dietary Phe is typically metabolized by PAH, so the absence of PAH leads directly to the pathological excess of Phe as well as a deficiency of Tyr. Excessive blood Phe and low levels of Tyr result in intellectual disability, which is possibly caused by a variety of mechanisms including effects on neuronal development, myelination, and neurotransmitter synthesis. Blood Phe is an easily measurable and translatable biomarker. It is also a validated clinical endpoint in clinical trials for PKU, facilitating both a rapid path to the clinic and characterization of therapeutic response.

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

The majority of patients are identified soon after birth and are primarily treated by dietary restriction of Phe. While Phe-restricted diets have dramatically reduced the intellectual deficiencies associated with this disease, they fail to address the cognitive and behavioral problems that continue throughout a patient’s life. Lifetime adherence to a Phe-restricted diet is challenging and blood Phe within the recommended range is not achievable for the vast majority of patients. The inability to achieve recommended levels of Phe results in neurological as well as metabolic problems. Long-term studies in adults identify neurocognitive, psychosocial, quality of life, growth, nutrition, bone pathology and maternal PKU outcomes that are suboptimal despite early and continuous treatment with diet. In a retrospective study of PKU patients peer reviewed and published in the journal of Molecular Genetics & Metabolism, young children were adherent to Phe-restricted diet, whereas most adolescents (79%) did not achieve recommended Phe levels, and 88% of adults were no longer on a Phe-restricted diet. Relaxing of dietary restrictions beyond preschool years, or failure to adhere to physician-assigned diets, which is the current guideline for most adolescents and adults, results in loss of metabolic control and wide fluctuations in Phe levels that are both directly associated with progressive neurological damage.

We conducted a five-year retrospective chart review of PKU patients, which confirmed key elements of our proposed Phase 1/2 clinical trial design. Consistent findings from two PKU academic centers of excellence in the U.S. in 152 PKU patients showed that actively monitored patients, including those on restrictive low Phe diet, had Phe levels well-above the recommended threshold of 360 umol/L, based on current U.S. treatment guidelines, underscoring the need for treatments that restore the normal biochemical pathway (refer to Figure 8 below). Furthermore, we confirmed that Phe continues to be higher, even on standard of care, in the classical PKU population, defined as patients with Phe levels greater than 1200 umol/L (66% of the study population) without treatment, and was significantly elevated in the adult population compared to those patients who were less than 18 years of age. These findings were published in Molecular Genetics and Metabolism in December 2019.

Figure 8. Retrospective five-year chart review demonstrates actively monitored adult classical PKU patients across two academic centers have Phe levels >700 umol/L.

Current Treatments

There are currently no available treatments that address the core underlying genetic biochemical defect in PKU, the deficiency of PAH.

Saproterin dihydrochloride, or Kuvan, is an FDA-approved therapy to reduce elevations in serum Phe. Saproterin is a synthetic version of BH4, a cofactor that is required for PAH activity. Treatment with BH4 can activate residual PAH enzyme activity, improve the normal oxidative metabolism of Phe, and decrease Phe levels in some patients; however, clinical data suggests that saproterin is not fully effective in lowering high serum levels of Phe back to normal levels and must be used in conjunction with a low Phe diet. Worldwide sales of Kuvan were $458 million in 2020.

Pegvaliase, or Palynziq, is a pegylated plant-derived enzyme called phenylalanine ammonia lyase that was approved in the U.S. by the FDA in 2018 and in Europe by the EMA in 2019. This approach does not correct the underlying genetic disorder (PAH deficiency) and will not reconstitute the natural pathway. We believe Palynziq to have certain limitations including that it must be administered via daily injections and its label contains a black box warning that it can cause severe allergic reaction (anaphylaxis) that may be life-threatening and can happen at any time during treatment with Palynziq. The label states that patients must carry auto-injectable epinephrine with them at all times during Palynziq treatment. Patients in its Phase 3 trials did not meet the secondary efficacy endpoints for cognitive benefit. Worldwide sales of Palynziq were $171 million in 2020.

Our Gene Therapy and Gene Editing Approaches to PKU

We are taking two approaches towards developing a potential therapy for PKU. The first is a gene therapy in which a gene construct encoding human PAH is delivered to liver cells where it directs production of normal PAH via episomal expression driven off a liver specific promoter. The second potential therapy involves gene integration of a normal copy of the PAH gene into the defective gene of affected patients. We believe that the gene therapy approach offers an expedited clinical development path towards delivery of a therapeutic to adult and adolescent patients where the majority of target cells are non-dividing in the liver. We believe the gene integration approach would be more suitable in newborn and pediatric patients due to the higher rate of dividing cells as the child grows. The goal of both approaches is to enable production of functional PAH, thus restoring the normal biochemical pathway of Phe metabolism. This can reduce the abnormally high levels of Phe in the blood, while also increasing Tyr levels, the product of PAH-driven Phe metabolism. Using gene editing to correct the defective PAH gene in young patients has the potential to provide long-term benefit as the corrected gene will persist as cells replicate. Correcting the gene early in disease progression has the potential to normalize not only Phe levels, but also Tyr levels, the product of the Phe metabolism and a precursor to neurotransmitter synthesis. This may allow affected children to avoid many of the serious neurological consequences associated with PKU.

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

Phase 1/2 pheNIX Clinical Trial with HMI-102

In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, which is designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently controlled, dose-escalation study in adult patients aged 18–55 years old with classical PKU. The dose-escalation phase of the trial was designed to evaluate safety and efficacy of ascending doses of HMI-102 to enable the selection of a dose for the randomized, concurrently controlled Part B phase of the trial, which has the potential to be converted to a registrational trial. We enrolled six patients in the dose-escalation phase across three dose cohorts (refer to Figure 9 below).

Figure 9. Baseline characteristics for patients in the dose-escalation phase of the pheNIX clinical trial.

In November 2020, we reported positive clinical data from the dose-escalation phase of the trial. Safety data from the six patients as of the cutoff date of October 19, 2020, showed HMI-102 was generally well-tolerated, and there were no treatment-related serious adverse events. There were no clinically significant changes in electrocardiogram or vital signs, no clinical signs of complement activation and no adverse events related to bilirubin. Alanine aminotransferase, or ALT, elevations, which are common in AAV-based gene therapy trials, were asymptomatic and managed with increased steroids when necessary. Efficacy data showed significant plasma Phe reductions in Cohorts 2 and 3, compared to Cohort 1 (P<0.004 post-hoc comparison using repeated measures MANOVA, or multivariate analysis of variance,/regression analysis), with two patients achieving target Phe levels per treatment guidelines, even while self-liberalizing diet. Compared to baseline, patients in Cohorts 2 and 3 also displayed Tyr increases and Phe-to-Tyr ratio decreases consistent with PAH enzymatic activity.

Figure 10. Data from Cohort 1 (low-dose) as compared to data from Cohort 2 (mid-dose) and Cohort 3 (high-dose) in the dose-escalation phase of the pheNIX clinical trial as of the data cutoff date of October 19, 2020.

Efficacy data from the two patients in Cohort 1 did not show any meaningful reductions in plasma Phe throughout the study, which they have completed. We believe this first and lowest dose in this dose-escalation study was insufficient to impact Phe levels. In Cohort 2, one patient experienced a marked Phe reduction from baseline level of 1,010 μmol/L, and recorded five plasma Phe values <360 μmol/L, and many of <600 μmol/L. The mean percentage change from baseline for this patient are reported in three categories: Phe, Tyr, and the Phe-to-Tyr ratio. For patients with PKU, the goal for a therapy is to lower Phe values, increase Tyr values and lower the overall Phe-to-Tyr ratio. As of the cutoff date, this patient’s mean percentage change from baseline showed a 48.6% reduction in plasma Phe, an 81.1% increase in Tyr and a 70.8% decrease in the Phe-to-Tyr ratio. We believe these results are consistent with an increase in PAH enzymatic activity and increased Phe metabolism. These results were observed even while the patient self-liberalized diet, including a mean percent change from baseline of more than a 100% increase in dietary Phe intake.

The other patient in Cohort 2 did not experience a similar reduction in plasma Phe, but this patient had pre-existing immune conditions and experienced Grade 3 ALT elevation, which we believe may have affected the results. As of the cutoff date, this patient had a mean percentage change from baseline of 13% increase in plasma Phe, with a 131.1% increase in Tyr and a 45.5% decrease in the Phe-to-Tyr ratio. This also occurred while the patient self-liberalized diet with a mean percent change from baseline of 140.5% more dietary intact protein, 289% more dietary Phe intake and 75.6% decreased dietary Tyr intake. We believe the findings in this patient may be suggestive of PAH enzymatic activity sufficient to increase the patient’s Tyr concentration from its low baseline, but not sufficient to reduce this patient’s Phe.

Figure 11. Data from patients 5 and 6 in Cohort 3 (high-dose) in the dose-escalation phase of the pheNIX clinical trial as of the data cutoff date of October 19, 2020.

In Cohort 3, Patient 5 had pre-existing underlying immune conditions, which we believe impacted efficacy. As of the data cutoff date, Patient 5 experienced an increase in the mean percentage change from baseline in Tyr of 22.6% and a reduction in the mean percentage change from baseline in the Phe-to-Tyr ratio of 25.4%, but did not experience a similar reduction in plasma Phe. We believe the findings in this patient may also be suggestive of PAH enzymatic activity, which was enough to improve Tyr, but not enough to reduce Phe.

Patient 6 showed a marked reduction in Phe from baseline level of 1,060 μmol/L, and recorded one plasma Phe value <360 μmol/L and several plasma Phe values <600 μmol/L through the 13 weeks of observation as of the cutoff date. The mean percentage change from baseline was a 31.4% reduction in plasma Phe, a 40.3% increase in Tyr and a 52.4% decrease in the Phe-to-Tyr ratio. These results were observed while the patient self-liberalized diet, including a mean percent change from baseline of more than 45.4% increase in dietary intact protein and a 41.8% increase in dietary Phe. This patient had the benefit of increased monitoring, which also allowed for tighter management of steroids, including additional steroids at the first observation of ALT increases.

Figure 12. Summary data from the dose-escalation phase of the pheNIX clinical trial as of the data cutoff date of October 19, 2020.

Based on the safety and efficacy results observed in the dose-escalation phase as of the cutoff date, in early 2021 we advanced to the randomized, concurrently controlled, expansion phase of the pheNIX trial, which has the potential to be converted to a registrational trial. We selected two doses for the expansion phase: 6E13 vg/kg and 8E13 vg/kg. We expect to share initial clinical data from this portion of the trial by the end of 2021.

Preclinical Studies with HMI-102

The potential of an AAVHSC15-delivered PAH gene was assessed in a well-established mouse model of PKU called the Pahenu2, or ENU2, mouse. This model contains a mutation in the murine Pah gene that results in abolished activity and elevated serum Phe levels. Baseline levels of serum Phe in these mice are approximately 1,500 micromoles per liter compared to normal levels of approximately 80 micromoles per liter, levels that are similar to those seen in classical PKU patients and normal controls, respectively. Single intravenous injections of HMI-102 into these PAH-deficient mice resulted in reductions of serum Phe to levels that are within the range for normal mice. As depicted in Figure 13, the reduction in serum Phe levels persisted for 48 weeks in treated mice on a normal protein diet, consistent with the lifespan of the model. In addition to a reduction in serum Phe, the administration of our gene therapy candidate also resulted in elevations of serum Tyr due to the restoration of the normal biochemical pathway.

Figure 13. A single injection of HMI-102 resulted in rapid and sustained reductions in serum Phe and increased Tyr levels in PAH-deficient mice that are on a regular diet.

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

ENU2 Murine Model

Reduction in Brain Phe
Phe mmol/g
600
400
200
0
Normal Mice
ENU2+ Vehicle
ENU2 + HMI-102

Increase in Brain 5-HIAA
Metabolite of Serotonin
5-HIAA pmol/g
10000
8000
6000
4000
2000
0
Normal Mice
ENU2+ Vehicle
ENU2 + HMI-102

5-HIAA = 5-hydroxyindoleacetic acid

Figure 14. HMI-102 normalizes key neurological measures underscoring restoration of normal biochemical pathway.

Optimized HMI-103: Our Gene Editing Approach for PKU

In order to address the pediatric PKU population, we are developing a gene editing candidate for PKU, optimized HMI-103, that is designed to replace defective PAH genes with normal copies. The gene editing vector transgene is flanked by left and right homology arms, containing sequences that are identical and specific to the genomic target. The arms were designed to integrate by non-nuclease-based, AAV-mediated HR into the target human PAH locus. This therapy aims to correct the genetic defect within the treated liver cells then directing the expression of the PAH protein. HR-based integration via AAVHSCs is highly precise, without the introduction of insertions, deletions or viral ITRs. The corrected copy of the PAH gene would be retained as cells divide into daughter cells as the liver grows. Screening for PKU of all newborns in the United States allows the identification of affected individuals before serious neurological complications develop. We believe our HR approach possesses the efficacy and durability characteristics that would be appropriate to treat PKU in newly identified patients. As we further develop our expertise in treating PKU by correcting the defective PAH gene in the liver, we intend to develop treatments for other inborn errors of metabolism in the liver.

We have conducted in vivo experiments showing the integration of a human PAH cDNA into the human PAH gene locus using a humanized liver mouse model. In this model, human hepatocytes constitute the majority of the liver cells, providing an in vivo model to test human specific editing constructs. Injection of the human AAVHSC PAH gene editing candidate in this model resulted in the insertion of a codon-optimized human PAH cDNA into the human PAH locus and mRNA expression of the PAH cDNA. The in vivo integration rate at the target locus, shown in Figure 15, was calculated at a frequency of 6%. This level of editing has been shown to be sufficient to normalize Phe levels in the murine model. A second assay was also performed on DNA that was specific for human and murine hepatocytes obtained from this study. The assay provides an orthogonal approach for characterizing the frequency of targeted integration and enables testing the species-selectivity of the targeted integration. The results of this assay showed integration only in the human hepatocytes and not in the murine hepatocytes, demonstrating selectivity for the human locus. Figure 16 below shows data following I.V. administration of the murine surrogate, or the murine version of HMI-103. The human construct is designed with human-specific homology arms, so a murine surrogate is necessary for testing in the PKU murine model. As depicted, we observed that PAH gene integration was durable out to 43 weeks (end of study) and resulted in marked and durable serum Phe reduction.

Integration frequency (%)
10
8
6
4
2
0
6.90
5.97
5.68
0
6.20
6.30
5.61
0
Right
Mouse
Right
Human
Left
Human
Right
Human
Right
Mouse
Right
Human
Left
Human
Right
Human
ddPCR
3 primer NGS
ddPCR
3 primer NGS
Animal 1
Animal 2

Figure 15. Human-specific AAVHSC PAH gene editing candidate resulted in a targeted integration rate of 6%, as measured by NGS in an in vivo humanized liver murine model.

Figure 16. I.V. administration of murine surrogate (with murine homology arms) of HMI-103 showed durable gene integration in Pahenu2 model of PKU.

The fidelity of the integration of the cDNA into the target locus was evaluated by NGS and Nanopore sequencing. There were no de novo mutations detected in either homology arm target site. We also evaluated the samples for the presence of ITRs. Viral ITRs are non-homologous sequences that lie beyond the extent of the recombination event and thus should not be integrated into the target site. The integrated alleles were free of ITR sequence, consistent with HR as the main mechanism for integration. Together, these data showed that the targeted integration of the human PAH cDNA into the human PAH locus displayed sequence fidelity with no evidence of mutations.

Based on these data, we nominated HMI-103 as a product development candidate consisting of an AAVHSC15 vector and an optimized PAH gene construct with flanking homology arms. We continue to make progress on IND-enabling activities for the HMI-103 development program for the treatment of the pediatric PKU population and expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-103 in 2021.

Additional Product Opportunities

CNS Diseases

Our CNS programs are designed to take advantage of our AAVHSCs’ natural ability to cross the blood-brain-barrier and blood-nerve-barrier in non-human primates.

HMI-203: Our Gene Therapy Approach for Hunter Syndrome

We have nominated a product development candidate, HMI-203, for the treatment of MPS II or Hunter syndrome, a rare, X-linked lysosomal storage disorder caused by mutations in the iduronate-2-sulfatase, or IDS, gene, which is responsible for producing the I2S enzyme that breaks down large sugar molecules, or cellular waste, called glycosaminoglycans, or GAGs. Severe Hunter syndrome results in toxic lysosomal accumulation of GAGs that causes progressive debilitation and decline in intellectual function. Hunter syndrome occurs in approximately 1 in 100,000 to 1 in 170,000 males, and the severe form leads to life expectancy of 10 to 20 years.

The standard of care for treating Hunter syndrome is enzyme replacement therapy, or ERT, which can delay some complications but does not treat CNS manifestations of Hunter syndrome since the enzyme cannot cross the blood-brain-barrier. In 2006, the recombinant form of human I2S (Elaprase), an ERT for the treatment of Hunter syndrome was approved by the FDA and subsequently approved for use internationally, and in January 2021, the recombinant form of idursulfase-beta (Hunterase), an ERT for the treatment of Hunter syndrome received manufacturing and marketing approval in Japan. However, specific treatment to address the neurological manifestations of Hunter syndrome and prevent or stabilize cognitive decline remains a significant unmet medical need.

Development candidate HMI-203 is a potential one-time AAVHSC treatment designed to deliver functional copies of the IDS gene to multiple target organs, including the PNS and CNS, following a single I.V. administration. We have initiated pivotal IND-enabling studies and scaled manufacturing of HMI-203 up to 500L by leveraging our commercial manufacturing platform. We expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-203 in 2021.

In preclinical studies, a single I.V. administration of HMI-203 led to robust biodistribution and sustained human I2S (hI2S) enzyme expression, which resulted in significant reductions in key Hunter syndrome biomarkers of heparan sulfate GAGs and lysosomal-associated membrane protein 1 (LAMP-1) in the brain, liver, heart, spleen, lung and kidneys compared with vehicle. Significant reductions in heparan sulfate GAGs in the cerebrospinal fluid (CSF) compared with vehicle were also observed, as well as ameliorated paw deformities, as shown by significant changes in measurements of ankle depth, paw width, paw depth and ankle width compared with vehicle. Finally, HMI-203 administration led to uptake of hI2S from the serum of the HMI-203-treated model in human cell lines, which demonstrated the potential for cell cross-correction. These data were presented at WORLDSymposium™ in February 2021. Refer to Figure 17 below.

Figure 17. Single IV administration of HMI-203 demonstrated systemic expression, reduction of GAGs, and correction of phenotype in murine model.

HMI-202: Our Gene Therapy Approach for MLD

We have completed IND-enabling studies with HMI-202, our product development candidate for MLD, and we are using these data to further optimize an HMI-202 vector that we believe may lead to a better therapeutic profile. MLD is a lysosomal storage disease caused by mutation of a gene called arylsulfatase A, or ARSA. The protein ARSA is required for the breakdown of cellular metabolic products that in MLD accumulate in all cells of the body. Cells responsible for the production of myelin are especially sensitive to the toxic build-up of these cellular metabolic products, leading to progressive serious neurological deterioration. The late infantile form of MLD, which is the most common form, includes rapidly progressive motor and cognitive decline and loss of vision. The majority of these patients do not survive past the first decade of life.

In the United States, stem cell transplants are currently the only effective treatment for MLD, but have significant drawbacks, including the use of immunosuppression therapy, delayed onset of ARSA expression post-engraftment, conditioning regimens, and the risk of death from the stem cell transplant. In Europe, Libmeldy (autologous CD34+ cells encoding the ARSA gene), a lentiviral vector-based gene therapy for the treatment of MLD, became the first therapy approved for eligible patients with early-onset MLD in December 2020 following receipt of full (standard) market authorization by the European Commission.

We have generated preclinical data showing that a single intravenous dose of HMI-202 crossed the blood-brain-barrier and blood-nerve-barrier in a murine model and NHPs, shown in Figure 18, and had broad tissue tropism in physiologically relevant regions of the CNS and PNS, resulting in increased human ARSA enzyme activity to levels well above the therapeutic threshold when compared to average adult human enzyme activity. It is believed that levels of enzyme activity of 10 to 15% of normal could potentially be curative, based on human data from healthy subjects with enzyme activity levels in this range. These data were presented at WORLDSymposium™ in February 2021.

Figure 18. Single IV administration of HMI-202 crossed blood-brain-barrier and resulted in broad tissue tropism and therapeutically relevant levels of ARSA activity in the CNS of treated non-human primates.

Single IV administration of HMI-202 in the murine Arsa knockout model resulted in a reduction of LAMP-1 accumulation in the spinal cord and a reduction of sulfatide in the brain, both at 52 weeks post-dose (refer to Figure 19 below).

Figure 19. Single IV administration of HMI-202 resulted in reduction of LAMP-1 accumulation (52 weeks post-treatment) and reduction in sulfatide accumulation (52 weeks post-treatment) in murine model.

Other CNS Diseases

We believe our gene therapy technology has the potential to address other CNS diseases, including Friedreich’s ataxia or FA. In FA, mutations in a gene called frataxin, or FXN, lead to progressive deterioration of the spinal cord leading to difficulty walking and eventual complete incapacitation and shortened lifespan. Other CNS diseases include Charcot-Marie-Tooth disease, or CMT, a group of disorders that affect the peripheral nerves, the nerves running from outside the brain and spine. The primary clinical features of this disease are slowly progressive distal weakness, muscle atrophy affecting the feet and legs and sensory loss. We also believe our gene therapy technology capable of confronting frontotemporal disorders, or forms of dementia caused by a family of brain diseases known as frontotemporal lobar degeneration. Dementia is a severe loss of thinking abilities that interferes with a person’s ability to perform daily activities such as working, driving, and preparing meals. Finally, in addition to Hunter syndrome, for which we are currently advancing product development candidate HMI-203, our technology has the potential to address other lysosomal storage disorders.

Other Liver Diseases and Therapeutics

We continue to pursue the liver as a target organ given the high tropism of our AAVHSCs and the initial clinical data we have collected via our pheNIX Phase 1/2 gene therapy trial for PKU. We are pursuing potential treatments that target the liver’s ability to secrete proteins into the serum. We believe that by targeting the liver with genetic medicines that act via gene therapy or gene editing, there is the potential to provide long-lasting secretion of proteins. We plan to name a development program in this therapeutic area in 2021.

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

Ophthalmological Diseases

A number of serious, but rare diseases of the eye such as Leber’s congenital amaurosis and Choroideremia, as well as more common diseases such as macular degeneration, have been targeted using gene therapy approaches by academic groups as well as the pharmaceutical industry. We evaluated the ability of our AAVHSCs to transduce retinal cells following subretinal injection in preclinical studies in mice. Expression of green fluorescent protein, or GFP, was seen in all layers of the retina including the retinal pigment epithelium, photoreceptors and the outer nuclear layer, and the AAVHSC subretinal treatment was well-tolerated. In addition, we evaluated the ability of AAVHSC17 to transduce retinal cells in a larger animal model, a mini-pig, and observed significant transduction of all layers of the retina supporting translation across two species. We believe these studies suggest that our AAVHSCs have the potential to be useful as therapeutic vectors for treating retinal diseases in humans based on significant tropism to these target cells. We believe that these vectors have the potential to deliver long-lasting therapeutic benefit to patients that may eliminate the need for the regular and burdensome intravitreal injections that are required for many current treatments.

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

Our process development and manufacturing strategy leverages a single platform for both gene therapy and gene editing that is scalable and facilitates rapid development to the clinic. We are executing all development and process steps internally. Our development focus includes design and engineering of plasmid constructs, cell culture, transfection, purification, formulation and analytical development. We leverage our manufacturing platform across our entire pipeline, from our research programs, to our preclinical programs and now to our clinical programs. Our platform was designed from its inception to be our commercial process, allowing us to rapidly transition from research into the clinic and eventually to commercialization. Our manufacturing platform has been scaled and tested across more than 450 different constructs with more than 550 unique lots of vector successfully executed.

Our manufacturing strategy utilizes mammalian cells for our AAVHSC vector-based product candidates. All of our programs, including HMI-102 for PKU, utilize HEK293 transfection in a serum-free suspension bioreactor process. HEK293 is a well-characterized and commonly used system for many clinical-stage AAV vector products. Additionally, HEK293 cells are familiar to regulatory authorities, and commercial raw materials and reagents are readily available. Our purification leverages chromatography-based operations to provide high quality vector and ensure robust commercial-scale operations. In addition to our process development, we also internally developed 45 analytical methods to test, monitor, and characterize our products. Expertise and learnings will be leveraged across gene therapy and gene editing programs.

We have established a relationship with a contract manufacturing organization, or CMO, that has expertise in the use of HEK293 gene therapy manufacturing so that we have an external manufacturing process alongside our internal GMP manufacturing capability to supply material for our Phase 1/2 pheNIX clinical trial, as well as our upcoming additional clinical trials. For gene editing manufacturing, our strategy is to internally control the process development and manufacturing to safeguard the proprietary nature of our technology, and to continue to master all aspects of this technology.

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

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene therapy and gene editing products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Generation Bio, Moderna, Nestlé Health Science, PTC Therapeutics, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. As such, the major competition in this space may be limited to American Gene Technologies, BioMarin and Sangamo Therapeutics, all of which are behind our development program according to public filings.

There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

If our Hunter syndrome treatment is approved, it may compete with investigational product candidates from Avrobio, Denali Therapeutics and REGENXBIO, as well as ERTs from Takeda and/or GC Pharma. However, we believe that only a gene editing approach has the potential to address the neurological manifestations of Hunter syndrome and prevent or stabilize cognitive decline.

If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics and/or Takeda. We believe that our in vivo gene therapy approach for MLD could be used early in the disease progression with the potential for earlier protein expression, offering advantages over Orchard’s ex vivo approach, as well as advantages over chronic, intrathecal ERTs, such as Takeda’s approach.

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

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product development candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to HMI-102 and any future product development candidates. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent is threatened, we may not be able to compete effectively in our markets, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product development candidates in any indication for which they are approved. For more information regarding these competitive risks, see Item 1A. “Risk Factors—Risks Related to Our Intellectual Property.”

Intellectual Property

Our success depends in large part upon our ability to secure and maintain proprietary protection for our technologies and products and to operate without infringing the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing, or collaborating with our licensors to file, U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements and trademarks that are important to the development and implementation of our business. We require employees who are inventors on any company-owned patent applications to assign the rights to us. Also, we use other forms of protection, particularly where we do not believe patent protection is appropriate or obtainable. We rely on trade secrets, technical know-how, and continuing innovation to develop and maintain our competitive advantage. In addition, we rely on confidentiality agreements with our employees, consultants, and other advisors to protect our proprietary information. Our policy is to require third parties that receive material confidential information to enter into confidentiality agreements with us.

Our patent portfolio includes a combination of issued patents and pending patent applications that are licensed from third parties. As of December 31, 2020, we have an exclusive license or co-exclusive license under 16 United States issued patents, two European patents and 35 patent applications, pending in the United States and internationally.

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

In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the natural expiration of the patent. The patent term restoration period is generally equal to the regulatory review period for the approved product which period occurs after the date the patent issued, subject to certain exceptions. Only one patent may be extended for a regulatory review period for any product, and the application for the extension must be submitted prior to the expiration of the patent. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant Biologics License Application, or BLA. Similarly, certain foreign jurisdictions also have mechanisms for extending patent term and, to the extent we have granted patents that are eligible, we may decide to apply for patent term extensions in those jurisdictions.

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

These two families of patents and patent applications together include eleven granted patents in the United States, two foreign granted patents, and 14 pending applications in the United States, Europe, Canada, Australia and other selected countries in Latin America and Asia. The first family of issued patents and patent applications is material to HMI-102 and relates to our novel AAV vectors and their use in cellular transduction. The eight issued U.S. patents in this family are expected to expire in 2031 and may be extended by up to five years in the United States via patent term extension depending on the regulatory pathway of the products covered by such patents. The second family includes two issued U.S. patents relating to our AAV vectors and their use in genome editing. The issued patents in this family are expected to expire in 2035 and may be extended by up to five years in the United States and in certain other countries via patent term extension depending on the regulatory pathway of the products covered by such patents.

The Caltech Portfolio

In September 2016, we co-exclusively licensed, with another commercial third party, two families of patents and patent applications directed to novel AAV capsids and vectors that demonstrate enhanced blood-brain-barrier penetration for the potential treatment of CNS diseases from Caltech.

These families of patents and patent applications include five granted patents in the United States, one granted patent in Europe, one granted patent in South Africa, and 21 pending applications in the United States, Europe, Canada, Australia and other selected countries in Latin America and Asia. The five issued U.S. patents relate to novel AAV capsids and vectors and are expected to expire in 2034. Certain other patent applications directed to novel AAV capsids and vectors, if they were to issue, may have later expirations.

Trademarks

Our trademarks Homology Medicines, HMI, the H logo, and AMENDR, are pending or registered in the United States and certain international countries. We currently own one registered trademark and four pending trademark applications in the United States, 17 registered trademarks around the world, and five pending foreign trademark applications.

Strategic Collaborations

Collaboration and License Agreement with the Novartis Institutes for BioMedical Research, Inc.

In November 2017, we entered into a collaboration and license agreement with Novartis, pursuant to which we agreed to collaborate on researching, developing, and commercializing novel genome editing products that modulate certain gene targets.

Under the terms of the agreement, we and Novartis agreed to collaborate to identify and synthesize gene editing vector candidates that modulate certain ophthalmic gene targets, against which Novartis agreed to develop licensed products. Our obligation to perform research for the targets was to continue for five years from the effective date of the agreement.

We and Novartis agreed also to collaborate to explore the applicability of our technology with respect to other gene targets. Our obligation to perform such exploratory research was extended pursuant to an amendment to the collaboration agreement and was set to conclude in May 2021.

In May 2020, Novartis confirmed an ophthalmic target for a therapeutic editing program. Additionally, in accordance with the terms of the Collaboration Agreement, Novartis’ right to substitute other ophthalmic targets expired.

Subject to certain limitations pursuant to the terms of the agreement, Novartis was responsible for the internal and external costs incurred by us for the research activities as contemplated under the agreement. Novartis also agreed to pay for the development of gene editing vector candidates and licensed products.

Subject to the terms of the agreement, we were responsible for manufacturing gene editing vector candidates for certain ophthalmic gene targets for research, and gene editing vector candidates and licensed products for development and commercialization, and Novartis agreed to bear all such manufacturing costs that we incurred.

Subject to the terms of the agreement, taking into account Novartis’ election to discontinue our collaboration on the sickle cell disease program, we had granted Novartis the following licenses: (i) a worldwide, non-exclusive, sublicensable license under certain of our intellectual property rights to perform Novartis’ responsibilities under the applicable research plan; (ii) a worldwide, sublicensable license under certain of our intellectual property rights to conduct preclinical development activities, which license is co-exclusive (with us) during the research term, and exclusive for the remainder of the term of the agreement; (iii) a worldwide, non-exclusive, perpetual, irrevocable license, without the right to grant sublicenses, to use certain reagents generated as a result of our exploratory research activities under the agreement solely for Novartis’ internal research purposes; (iv) an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property rights to develop and commercialize certain gene editing vector candidates and licensed products directed to certain ophthalmic gene targets; (v) as of the effective date, a co-exclusive (with us), royalty-bearing, sublicensable, worldwide license under certain of our intellectual property rights to manufacture certain gene editing vector candidates and/or licensed products directed to certain ophthalmic gene targets, which license will be exclusive as of a certain date on which Novartis is permitted to manufacture certain gene editing vector candidates and/or licensed products pursuant to the terms of the agreement; and (vi) a non-exclusive, royalty-free, fully paid, perpetual, irrevocable, worldwide license under certain of our intellectual property rights in connection with research, development, manufacturing, commercialization or other exploitation of products or services.

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

Under the terms of the agreement, we received an upfront payment of $35.0 million and Novartis also purchased shares of our Series B preferred stock for an aggregate purchase price of $15.0 million. Taking into consideration Novartis’ election to discontinue our collaboration on the sickle cell disease program and the expiration of Novartis’ rights to make substitutions of an ophthalmic target, we were also eligible to receive up to a total of $5.0 million upon completion of certain development candidate selection activities. In addition, we were eligible to receive up to a total of $265.0 million in milestone payments, including up to $90.0 million in development milestone payments, up to $85.0 million in regulatory milestone payments and up to $90.0 million in commercial milestone payments, with respect to the licensed products. We were also eligible to earn tiered royalties on net sales of licensed products by Novartis, its affiliates or sublicensees ranging from mid-single-digit to sub-teen double-digit percentages, which royalties were potentially subject to various reductions and offsets. If any of the exploratory research efforts were advanced into formal research and development programs, the parties agreed to negotiate the economics, including potential milestone payments for such programs.

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

On February 26, 2021, we received notice from Novartis that they had elected to terminate the agreement with respect to the ophthalmic target, which was the only remaining target under the agreement. Accordingly, the notice served as notice of Novartis’ termination of the agreement in its entirety, with an effective date of August 26, 2021, which is six months from the date of the notice. Novartis has agreed to work with us to effect the orderly wind down of activities in accordance with the agreement. As a result of this notice, we have regained worldwide exclusive rights from Novartis to research, develop, manufacture and commercialize our proprietary nuclease-free gene editing technology platform for the ophthalmic target. We plan to continue to advance the program toward naming a development candidate. The companies believe that results of studies conducted under the agreement provide early proof-of-principle and support a nuclease-independent approach to editing of relevant cell types in the eye after sub-retinal injection, and are the subject of a planned presentation at an upcoming scientific meeting.

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

U.S. Biological Products Development Process

The FDA determined that more than minimally manipulated products must be approved by the FDA through the BLA process before they may be legally marketed in the United States. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

completion of extensive nonclinical, sometimes referred to as preclinical laboratory tests, and preclinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLP, requirements;

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

•	preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	completion of an FDA Advisory Committee review, if applicable;
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

Before testing any biological product candidate, including a gene therapy product candidate, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing and controls, information about product chemistry, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. Some preclinical testing, such as reproductive toxicity tests and carcinogenicity in animals, may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, after which human clinical trials may begin unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin.

In addition to the IND submission process, under the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, the efficacy measurements to be evaluated and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or a data monitoring committee, which provides guidance for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

•

Phase III.    The biological product candidate is further evaluated for dosage, clinical efficacy, potency, and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA.

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

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews the submitted BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. Under PDUFA, the FDA has agreed to certain performance goals to complete the review of BLAs. For example, the FDA may give a priority review to BLAs submitted for biological products that are designed to treat a serious or life-threatening disease or condition, and if approved, would offer a significant improvement in safety or efficacy compared to marketed products. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six- and ten-month review periods are measured from the “filing” date rather than the receipt date for original BLAs, which typically adds approximately two months to the timeline for review and decision from the date of submission.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, or effective, for its intended use, and whether the product is being manufactured in accordance with GMP requirements to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

After the FDA evaluates a BLA, conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced and conducts inspections at select clinical sites, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and BLA user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application, including a full BLA, to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan-designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the Rare Pediatric Disease Priority Review Voucher program before that time. However, even if the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2024, the sponsor of the marketing application for such drug will be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2026.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a Fast Track product at any time during the clinical development of the product. The FDA must determine if the biologic product candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. With regard to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled post-marketing Phase IV clinical studies to verify the predicted clinical benefit. Failure to conduct required post-approval trials, or to confirm a clinical benefit during such post-marketing trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP requirements, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and physician and other healthcare provider payment transparency laws and regulations. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.

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

Healthcare Reform

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the Affordable Care Act, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The Affordable Care Act contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act:

•	increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%;
•	required collection of rebates for drugs paid by Medicaid managed care organizations;
•

required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. The U.S. Supreme Court is currently reviewing the constitutionality of the Affordable Care Act in its entirety. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2021, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, and regulations promulgated thereunder, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and the General Data Protection Regulation, or GDPR, govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In addition, ethical, social and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application, or CTA, much like the IND prior to the commencement of human clinical studies. In the European Union, or EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and European Union-wide regulatory requirements may also apply.

During the development of a medicinal product, the EMA and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorizations

In the European Union, medicinal products can only be placed on the market after obtaining a Marketing Authorization, or MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a marketing authorization application, or MAA. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission, based on the opinion of the EMA’s CHMP, which is valid across the entire territory of the EU. The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. It is very likely that the centralized procedure would apply to the products we are developing. National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State.

The Committee for Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a MAA is submitted. The CAT’s opinion is then considered by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this opinion is favorable, the Commission may then adopt a decision to grant an MA. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is however not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. PRIME designation do not however change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

Data and Marketing Exclusivity

The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving a MA, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the European Union. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of an MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the EMA cannot accept a MAA, or grant a MA, or accept an application to extend a MA, for the same indication, in respect of a similar medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the European Union, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. With respect to the United Kingdom, following its exit from the European Union on January 31, 2020, the transition period, during which EU pharmaceutical laws continued to apply to the United Kingdom, has expired on December 31, 2020. However, the EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which is provisionally applicable since January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

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

Employees

As of December 31, 2020, we had 205 full-time employees, including 42 employees with M.D. or Ph.D. degrees. Of these full-time employees, 185 employees are engaged in research and development activities, including technical operations, clinical and regulatory and research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.homologymedicines.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $128.7 million and $103.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $328.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with genetic medicines product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

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

•	acquire or in-license other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under current and any future in-license agreements; and
•	further expand our Good Manufacturing Practices, or GMP, manufacturing capacity.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022, including, subject to the impact of the

COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our gene therapy product candidates, HMI-202 and HMI-203, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202, HMI-203 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

To date, we have invested a significant portion of our efforts and financial resources in the development of HMI-102. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize this product candidate. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to HMI-102, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of HMI-102, which may never occur if HMI-102 is ultimately shown to not be associated with phenylalanine hydroxylase enzymatic activity and increased Phe metabolism, or if HMI-102 were associated with serious adverse events, or if it were found to not be efficacious. Therefore, we cannot be certain that HMI-102 will be successful in our current Phase 1/2 pheNIX trial or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market HMI-102 from the FDA or other regulatory authorities, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market HMI-102 in the United States until it receives approval of a Biologics License Application, or BLA, from the FDA, or in any foreign countries until it receives the requisite approval from such countries.

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

We have concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. In addition, because our programs are all in the research, preclinical or early-clinical stage, we have not yet been able to fully assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy with either gene editing or gene therapy constructs. Both applications rely on a unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, studies conducted by a third party in non-human primates suggests that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity. To date, we have not observed the severe toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy and gene editing are novel and the regulatory landscape that governs any product candidates we may develop is uncertain and continues to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory authority may not be indicative of what any other regulatory authority may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, with responsibility for the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and any requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

Additionally, under NIH Guidelines supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

In the European Union, or EU, the EMA, has a Committee for Advanced Therapies, or CAT, that, in conjunction with the CHMP, is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMPs. ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. The CAT’s opinion is considered by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates. In addition, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. Since we are developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable regulatory authorities may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory authorities administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in statute or regulations or the interpretation of new available data by applicable regulatory agencies.

Changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of such product candidates, or lead to significant post-approval limitations or restrictions. Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, or adverse public perception of the field of genome editing, may cause the FDA, the EMA and other regulatory authorities to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. Furthermore, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the development or commercialization of current or future product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and genetic medicines industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our current and future clinical trials are completed as planned, we cannot be certain that their results will establish the safety, purity, potency and/or effectiveness of HMI-102 for PKU or any other potential indication to the satisfaction of the FDA or other regulatory authorities, even if we believe that such trials were successful.

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

•	obtaining institutional review board, or IRB, and ethics committee approval at each site;
•	recruiting suitable patients to participate in a trial;
•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing patient safety concerns that arise during the course of a trial;
•	adding a sufficient number of clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

•	the cost of clinical trials of our product candidates may be greater than we anticipate, and we may not have funds to cover the costs;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, we have experienced, and may continue to experience, delays in enrolling our Phase 1/2 pheNIX trial as a result of the COVID-19 pandemic. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials, and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. The same principles apply to a possible PRIME designation by the EMA in the EU.

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

We may also seek accelerated approval for products that have obtained Fast Track Designation. Under the FDA’s accelerated approval program, the FDA may approve a biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. For biologics granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of any product candidate or indication approved under the accelerated approval pathway in an expedited manner if, for example:

•

the trial or trials required to verify the predicted clinical benefit of the product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the biologic;

•	other evidence demonstrates that the product candidate is not shown to be safe or effective under the conditions of use; or
•	we fail to conduct any required post-approval trial of the product candidate with due diligence.

We have received orphan drug designation for HMI-102 and HMI-202, and we intend to seek orphan drug designation for our other product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

We have received orphan drug designation for HMI-102 in the United States and Europe for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In addition, we have received orphan drug designation for HMI-202 in the United States and Europe for the use of AAVHSC15 expressing human arylsulfatase A for the treatment of metachromatic leukodystrophy, or MLD. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same indication. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same indication if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation. The same principles are valid for the EU as well.

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

We have received rare pediatric disease designation for HMI-202 for the treatment of MLD, and we may seek rare pediatric disease designation for our other product candidates; however, we may not be able to obtain such designation. If we are able to obtain rare pediatric disease designation for our other product candidates, there is no guarantee that we will be able to obtain a priority review voucher, even if the designated product candidate is approved by the FDA. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Specifically, the FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of September 30, 2024, and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. Even though we received rare pediatric disease designation for HMI-202 by the current statutory deadline of September 30, 2024, we may not receive the voucher if we do not obtain approval by September 30, 2026. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

A Regenerative Medicine Advanced Therapy designation by the FDA, or Advanced Therapy Medicinal Product designation by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for HMI-102 or our other product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. In a February 2019 final guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

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

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed, or we could lose potential revenue.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs or ethics committees at the institutions in which our studies are conducted or DSMB, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither HMI-102, HMI-103, HMI-202, HMI-203, nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to file for substantive review any BLAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory authorities, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA-required studies, approval of any BLA or application that we submit may be delayed by several years or may require us to expend significantly more resources than we have available.

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

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, in particular the EMA, following its relocation to Amsterdam and related reorganization, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Even if we obtain FDA approval for HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards.

In addition, any marketing approvals that we may receive for our product candidates may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive

Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of our product candidates, including HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

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

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will affect or our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, which also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•

the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain healthcare professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, California recently enacted legislation, the CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the CPRA was also recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023;

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers. For instance, in the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations, are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and Member States level. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g. annual) basis; and

•

similar laws governing the privacy and security of certain protected information, in the EU and other jurisdictions including the General Data Protection Regulation, or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area (including health data). Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to the status of the UK as an “adequate country” for the purposes of data transfers outside the EEA. From January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs, including PKU, MLD, Hunter syndrome, hemoglobinopathies and ophthalmological diseases. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches.

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Censa Pharmaceuticals, Generation Bio, Nestlé Health Science, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. If our Hunter syndrome treatment is approved, it may compete with therapies from Shire and/or GC Pharma. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics and/or Shire. In vivo gene therapy approaches provide potential advantages over ex vivo approaches. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including but not limited to Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Prime Therapeutics and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. Governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

We expect to build a focused sales, distribution and marketing infrastructure to market HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate in the United States and EU, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate. Additionally, if the commercial launch of HMI-102, HMI-103, HMI-202, HMI-203 or any other product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the EU member states with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products in Europe to be very challenging.

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

We and our CROs will be required to comply with GLP and GCP, which are regulations and guidelines enforced by the FDA and are also required by the competent authorities of the EU member states of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under GMP regulations. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital. Moreover, any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us. For example, in February 2021, we received written notice from Novartis that Novartis elected to terminate our collaboration agreement with Novartis with respect to the only remaining ophthalmic target under the agreement. Accordingly, the notice served to terminate the agreement in its entirety. The termination of the collaboration agreement will be effective on August 26, 2021.

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

We are a party to agreements with Caltech for certain AAV vector-related patents owned by Caltech for human therapeutic applications, or the Caltech License, and COH for certain AAV vector-related patents and know-how, and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

For example, in exchange for the rights granted to us under the Caltech License, we are obligated to pay Caltech up to a total of $7.2 million in milestone payments for the first licensed product, royalties, in the low single-digit percentages, on net sales of licensed products subject to a certain annual minimum royalty, and mid-single- to high single-digit percentages of sublicensing revenues. If we fail to comply with our obligations under the Caltech License, or any of our other collaborators, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and genetic medicines industries involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biotechnology and genetic medicines patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act, or the AIA, which was passed in September 2011, resulted in significant changes to the U.S. patent system.

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

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. In the EU, our product candidates may be eligible for term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

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

We currently in-license certain intellectual property from COH and Caltech. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves. The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of vaccines and vaccine distribution efforts, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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

We or the third parties upon whom we depend may be adversely affected by natural disasters, public health emergencies and other natural catastrophic events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Risks Related to Our Common Stock

Our executive officers and directors and their respective affiliates, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 20.9% of our outstanding voting stock as of December 31, 2020. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Additionally, on November 9, 2020, we entered into a stock purchase agreement with Pfizer, pursuant to which Pfizer purchased 5.0 million shares of our common stock through a private placement transaction. The shares of common stock sold in the Pfizer private placement are subject to a one-year lock-up from closing, during which time Pfizer is prohibited from selling or otherwise disposing of such shares. Pfizer also has rights, subject to specified conditions, to require us to file a Registration Statement on Form S-3 to register the shares of common stock sold in the Pfizer private placement. Once any such registration statement is declared effective, these shares can be freely sold on the public market.

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and our bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act of 1933, as amended. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation and bylaws described above. We believe these choice of forum provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation or bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our restated certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our ability to use net operating losses and research and development credits to offset future taxable income or income tax liabilities may be subject to certain limitations.

As of December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of approximately $265.1 million and $271.5 million, respectively. Our state NOLs, and federal NOLs generated in taxable years beginning before January 1, 2018 are subject to expiration and will expire at various dates through 2040. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards, or credits, including the orphan drug credit, of approximately $34.2 million and $7.2 million, respectively, available to reduce future income tax liabilities. The federal and state credits expire at various dates through 2040. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities, to the extent subject to expiration. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three-year period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, if any. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our NOLs or credits may also be impaired under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, NOLs generated in periods beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years.

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

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Holders

As of March 1, 2021, there were approximately 17 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The graph set forth below compares the cumulative total stockholder return on our common stock between March 28, 2018 (the date our common stock commenced trading on the Nasdaq Global Select Market) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes an initial investment of $100 on March 28, 2018 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities during the quarter ended December 31, 2020. Other than as disclosed in our Current Report on Form 8-K filed with the SEC on November 9, 2020, we did not sell any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act.

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

	For the Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	2017	2016
			(as revised)
Consolidated Statements of Operations Data:
Collaboration revenue	$2,702	$1,666	$5,322	$—	$—
Operating expenses:
Research and development	100,392	89,398	47,948	21,378	5,695
General and administrative	32,573	22,211	17,300	8,279	4,305
Total operating expenses	132,965	111,609	65,248	29,657	10,000
Loss from operations	(130,263)	(109,943)	(59,926)	(29,657)	(10,000)
Other income (expense)
Changes in fair value of convertible preferred stock tranche liability	—	—	—	(876)	1,929
Interest income	1,569	6,027	4,349	542	24
Total other income (expense)	1,569	6,027	4,349	(334)	1,953
Net loss	$(128,694)	$(103,916)	$(55,577)	$(29,991)	$(8,047)
Net loss per share-basic and diluted (1)	$(2.80)	$(2.47)	$(1.95)	$(12.10)	$(4.23)
Weighted average common shares outstanding-basic and diluted (1)	45,910,787	42,117,690	28,551,807	2,479,432	1,900,531

(1)

See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per common share and the weighted average number of shares used in the computation of the per share amounts.

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
			(as revised)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$217,431	$262,388	$214,737	$129,659	$11,392
Total assets	263,737	310,567	259,094	137,530	14,219
Total liabilities	67,742	52,060	62,739	39,222	6,719
Total stockholders’ equity (deficit)	195,995	258,507	196,355	(39,454)	(9,892)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	263,737	310,567	259,094	137,530	14,219

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties such as our plans, objectives, expectations and intentions. As a result of many important factors, including those set forth in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through gene therapy or nuclease-free gene editing across a broad range of genetic disorders. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, muscle and eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel both gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our dual technology platform will allow us to provide transformative cures using either modality.

The unique properties of our proprietary family of 15 novel AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, that are known to significantly increase the risk of unwanted modifications.

HMI-102 for Treatment of PKU in Adult Patients

We are currently in Phase 2 of the pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of adults with phenylketonuria, or PKU. In November 2020, we reported positive safety and efficacy clinical data from the dose-escalation phase of the trial. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the pheNIX trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). The results showed that HMI-102 was generally well-tolerated, and resulted in marked reductions in phenylalanine, or Phe, and the Phe-to-tyrosine, or Tyr, ratio, or the Phe-to-Tyr ratio, at two doses. Phe is a registrable endpoint in PKU, and the Phe-to-Tyr ratio is a clinically relevant diagnostic measurement for PKU. Based on the safety and efficacy results observed in the dose-escalation phase, we have selected and advanced two doses to the randomized, concurrently controlled, dose expansion Phase 2 portion of the pheNIX trial, which has the potential to be converted to a registrational trial. We expect to report initial clinical data from this portion of the trial by the end of 2021.

Other Product Candidates

We are currently progressing two gene therapy product development candidates for the treatment of lysosomal storage diseases: HMI-203 for the treatment of mucopolysaccharidosis type II (MPS II), or Hunter syndrome, and HMI-202 for the treatment of metachromatic leukodystrophy, or MLD.

We are in later-stage IND-enabling studies with HMI-203, an in vivo gene therapy product development candidate for the treatment of Hunter syndrome. HMI-203 is a potential one-time AAVHSC treatment designed to deliver functional copies of the IDS gene to multiple target organs, including those in the PNS and CNS, following a single I.V. administration. In preclinical studies, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S, or hI2S, enzyme expression, leading to a significant reduction in heparin sulfate glycosaminoglycans, or GAGs, levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant changes in skeletal deformities compared with vehicle. We expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-203 in 2021.

We completed IND-enabling studies with HMI-202, a gene therapy CNS product development candidate for the treatment of MLD. We have generated preclinical data that demonstrates that a single I.V. administration of HMI-202 crossed the blood-brain-barrier and blood-nerve-barrier and led to durable reduction of sulfatides in all brain regions of the disease model. We are applying the learnings from the IND-enabling studies to further optimize an HMI-202 vector that may lead to a better therapeutic profile.

We are in later-stage IND-enabling studies with HMI-103, our lead gene editing product development candidate for the treatment of PKU in pediatric patients. We have generated in vivo preclinical data demonstrating Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In addition, using quantitative molecular methods, we have demonstrated achievement of gene integration efficiencies in a humanized murine liver model that corresponded with Phe correction in the PKU murine model. These findings were peer-reviewed and published in PLOS ONE in May 2020. We expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-103 in 2021.

We also plan to name a development candidate in a new therapeutic area in 2021, demonstrating the broader capability of our AAVHSC platform, which we believe may allow us to target diseases with larger patient populations in the future.

On November 9, 2020, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Pfizer Inc., or Pfizer, pursuant to which Pfizer purchased 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. For additional information, see “Liquidity and Capital Resources.”

On February 26, 2021, we received notice from Novartis Institutes of BioMedical Research, Inc., or Novartis, that they had elected to terminate the collaboration and license agreement with respect to the ophthalmic target, which was the only remaining target under the agreement. Accordingly, the notice served as notice of Novartis’ termination of the agreement in its entirety, with an effective date of August 26, 2021, which is six months from the date of the notice. Novartis has agreed to work with us to effect the orderly wind down of activities in accordance with the agreement. As a result of this notice, we have regained worldwide exclusive rights from Novartis to research, develop, manufacture and commercialize our proprietary nuclease-free gene editing technology platform for the ophthalmic target. We plan to continue to advance the program toward naming a development candidate. The companies believe that results of studies conducted under the agreement provide early proof-of-principle and support a nuclease-independent approach to editing of relevant cell types in the eye after sub-retinal injection, and are the subject of a planned presentation at an upcoming scientific meeting. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Novartis collaboration and license agreement.

We have fully integrated process development and Good Manufacturing Practice, or GMP, manufacturing capabilities that support the full breadth and flexibility of our AAVHSC capsid library. Our process development expertise covers all gene therapy and gene editing development functions and incorporates deep characterization and understanding of vector design and their consequences. Our manufacturing process is a versatile system that rapidly delivers high quality vector at scale. The manufacturing capacity within our 25,000 square foot GMP manufacturing facility includes multi-suite and multi-product capabilities to support our clinical development programs in both gene therapy and gene editing and we are now producing all of the clinical material for the pheNIX trial in this facility. Our plug and play process and manufacturing platform is a commercial manufacturing process that has successfully produced several of our product candidates. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have successfully executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our family of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing product and platform development efforts.

Since our inception in 2015, we have raised approximately $539 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments and preferred stock financings. Included in our net proceeds is $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, positive clinical data with HMI-102, scientific expertise, product development strategy, manufacturing capabilities, and robust intellectual property position us as a leader in the development of genetic medicines.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, advancing HMI-103, HMI-203, and HMI-202 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock, and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $2.7 million and $1.7 million in collaboration revenue for the years ended December 31, 2020 and 2019, respectively. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2020 and 2019 were $128.7 million and $103.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $328.4 million.

Our total operating expenses were $133.0 million and $111.6 million for the years ended December 31, 2020 and 2019, respectively. We expect our operating expenses to continue to increase in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, development activities including IND-enabling studies and clinical trials associated with our other product candidates, including HMI-103, our gene editing product candidate for PKU, HMI-203, our gene therapy product candidate for Hunter syndrome, HMI-202, our gene therapy product candidate for MLD, for which we are focusing on optimization of the vector, and research activities in additional therapeutic areas to expand our pipeline, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

We believe that our existing cash and cash equivalents will enable us to fund our current projected operating expenses and capital expenditure requirements into the third quarter of 2022, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of HMI-103, our lead gene editing product candidate for PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, HMI-203, our lead in vivo gene therapy product candidate for Hunter syndrome, through IND-enabling studies and into a Phase 1/2 clinical trial, and HMI-202, an in vivo gene therapy product candidate for MLD, through additional preclinical studies as we focus on optimizing the program’s vector, the continued scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic is affecting our employees, our Phase 1/2 pheNIX clinical trial, preclinical studies, manufacturing and overall operations. In response to the spread of COVID-19, we have taken steps to minimize the impact on our operations.

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

Phase 1/2 pheNIX clinical trial – We are currently in Phase 2 of our Phase 1/2 pheNIX clinical trial and are working with trial sites to mitigate potential COVID-19-related disruptions in order to help ensure the safety of patients and healthcare professionals. In addition, we have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic have resulted, and may continue to result, in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience additional disruptions in conducting or completing this trial or other planned clinical trials and the incurrence of unforeseen costs as a result of these delays. We will continue to evaluate the impact of the ongoing global pandemic on the pheNIX trial and will make adjustments, as needed.

Preclinical studies – IND-enabling studies are continuing in support of our HMI-103 and HMI-203 programs and we have made operational changes to mitigate the risk of potential disruptions caused by the COVID-19 pandemic. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. In addition, any planned or potential meetings with the FDA or other regulatory authorities about any of our development programs could be delayed as these regulatory bodies respond to the ongoing pandemic.

Manufacturing – We continue to operate our manufacturing facility at or near normal levels. We have on-hand all of the drug product needed for the expansion phase of the pheNIX clinical trial. In addition, during the first quarter of 2020, we began to accelerate the procurement of raw materials for future manufacturing, research and development needs to minimize potential supply chain interruptions. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials.

At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses and as a result, we expect that the COVID-19 pandemic may impact our business, revenues, results of operations and financial condition. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $2.7 million in collaboration revenue for the year ended December 31, 2020 (see Notes 15 and 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding revenue recognition discussions).

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

The following table summarizes our research and development expenses by product candidate or development program:

	For the Years Ended December 31,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$36,409	$32,753	$3,656
Other development-stage programs' external development costs	23,625	12,632	10,993
Employee-related costs	38,373	28,532	9,841
Other research and development costs	1,985	15,481	(13,496)
Total research and development expenses	$100,392	$89,398	$10,994

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we advance clinical trials of HMI-102, for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial, continue to advance HMI-103, HMI-203, and HMI-202 through IND-enabling studies and into clinical trials and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of HMI-102 and IND-enabling studies and future clinical trials of our other product candidates in development or any other future product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of HMI-102, our other product candidates in development and any other future product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of HMI-102, HMI-103, HMI-202, and HMI-203 as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to HMI-102, HMI-103, HMI-202, HMI-203 and any other product candidates we may develop. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, compliance with the Sarbanes-Oxley Act of 2002, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has decreased due to lower yields on invested funds as well as lower invested balances during the year ended December 31, 2020 as compared to the same period in 2019. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $265.1 million and $271.5 million, respectively, that expire at various dates through 2040. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $34.2 million and $7.2 million, respectively, that expire at various dates through 2040. Included in the $34.2 million of federal research and development credit carryforwards is $29.0 million of orphan drug credit carryforwards.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued new leasing standards to increase transparency and comparability among organizations related to their leasing activities. For additional information regarding our adoption of the new leasing standards, please refer to Notes 2 and 8 to our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. We adopted ASU 2018-07 on January 1, 2020. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. We will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
(in thousands)	2020	2019	Change

Collaboration revenue	$2,702	$1,666	$1,036
Operating expenses:
Research and development	100,392	89,398	10,994
General and administrative	32,573	22,211	10,362
Total operating expenses	132,965	111,609	21,356
Loss from operations	$(130,263)	$(109,943)	$(20,320)
Other income:
Interest income	1,569	6,027	(4,458)
Total other income	1,569	6,027	(4,458)
Net loss	$(128,694)	$(103,916)	$(24,778)

Collaboration Revenue

Collaboration revenue for the year ended December 31, 2020 was $2.7 million, compared to $1.7 million for the year ended December 31, 2019. For the year ended December 31, 2020, collaboration revenue consisted primarily of revenue recognized under our collaboration agreement with Novartis. We recognize such revenues consistent with the pattern of performance of our research and development activities under the collaboration, taking into consideration all upfront payments and research funding payments under this arrangement together as a single performance obligation. Collaboration revenue recognized under the collaboration in a given period is based on actual costs incurred during that period as a percentage of total estimated costs to complete the single performance obligation under the arrangement.

Research and Development Expenses

	For the Years Ended December 31,
(in thousands)	2020	2019	Change
HMI-102 external development costs	$36,409	$32,753	$3,656
Other development-stage programs' external development costs	23,625	12,632	10,993
Employee-related costs	38,373	28,532	9,841
Other research and development costs	1,985	15,481	(13,496)
Total research and development expenses	$100,392	$89,398	$10,994

Research and development expenses for the year ended December 31, 2020 were $100.4 million, compared to $89.4 million for the year ended December 31, 2019. The increase of $11.0 million was due to an increase of $3.7 million in direct research expenses for HMI-102 including costs incurred with our CRO to conduct and manage our Phase 1/2 pheNIX clinical trial, as well as costs related to manufacturing clinical trial materials. Additionally, there was a $11.0 million increase in direct research expenses related to our other development-stage programs, including our newly announced HMI-203 program for Hunter syndrome, as well as a $9.8 million increase in employee-related costs due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes, stock-based compensation expense and recruiting costs. Partially offsetting these increases was a $13.5 million decrease in research and development costs related to laboratory supplies and research materials for our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $32.6 million, compared to $22.2 million for the year ended December 31, 2019. The increase of $10.4 million was due to an increase in employee-related expenses of $5.2 million, which included $3.4 million of increased stock-based compensation expense, an increase in facility costs of $1.4 million, an increase in legal costs and other professional fees of $0.9 million, an increase in insurance and taxes of $0.8 million, an increase in software expense of $0.7 million, an increase in consulting expense of $0.6 million, an increase in recruiting fees of $0.4 million and an increase in market research of $0.4 million .

Interest Income

Interest income for the year ended December 31, 2020 was $1.6 million, compared to $6.0 million for the year ended December 31, 2019. The decrease was the result of lower invested balances in cash, cash equivalents and short-term investments for the year ended December 31, 2020 compared to the year ended December 31, 2019, as well as significantly lower yields on invested funds.

Net Loss

Net loss for the year ended December 31, 2020 was $128.7 million, compared to $103.9 million for the year ended December 31, 2019. The increase in net loss was primarily due to the increases in research and development and general and administrative expenses discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015, we have raised approximately $539 million in aggregate net proceeds through our IPO in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments and preferred stock financings. Included in our net proceeds is $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer through a private placement transaction.

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150.0 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the year ended December 31, 2020. As of December 31, 2020, there was $150.0 million of common stock remaining available for sale under the ATM. Simultaneous with the filing of the registration statement in March 2020, our previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019 and our prior sales agreement with Cowen providing for the offering, issuance and sale of up to an aggregate $100.0 million of our common stock from time to time in “at-the-market” offerings were terminated.

Strategic Collaborations and Investments

On November 9, 2020, we entered into the Stock Purchase Agreement with Pfizer, pursuant to which Pfizer purchased 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal, or ROFR, for a 30-month period beginning on the date of the closing of the private placement to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR one time for each of HMI-102 and HMI-103 during the ROFR period. In addition to the ROFR, the Stock Purchase Agreement provided for an information sharing committee comprised of representatives of each company which will serve as a forum for sharing information regarding the development of HMI-102 and HMI-103 during the ROFR period. Additionally, Pfizer has designated a member to join our Scientific Advisory Board to participate in matters related to the development of these programs.

See Part I, Item 1. “Strategic Collaborations—Collaboration and License Agreement with the Novartis Institutes for BioMedical Research, Inc.” for additional information about our collaboration and license agreement with Novartis.

Cash Flows

Our cash, cash equivalents and short-term investments totaled $217.4 million and $262.4 million as of December 31, 2020 and 2019, respectively. We had no indebtedness as of December 31, 2020 and 2019.

The following table summarizes our sources and uses of cash for the period presented:

	For the Years Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(94,332)	$(91,358)
Net cash provided by (used in) investing activities	204,896	(51,799)
Net cash provided by financing activities	53,093	158,213
Net change in cash and cash equivalents	$163,657	$15,056

Cash Flows for the year ended December 31, 2020

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $94.3 million, driven primarily by our net loss of $128.7 million as we incurred expenses associated with research and development activities on HMI-102, HMI-103, HMI-203, and HMI-202, including the Phase 1/2 pheNIX trial for our HMI-102 program, and research activities on other applications for our technology, and a decrease in operating lease liabilities of $2.3 million. These items were partially offset by net non-cash expenses of $22.8 million, which includes $13.2 million of stock-based compensation expense and $8.0 million of depreciation expense, and a decrease in working capital of $13.8 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $204.9 million, attributable to maturities of short-term investments of $228.6 million, partially offset by purchases of short-term investments of $20.0 million and purchases of property and equipment of $3.7 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $53.1 million, primarily due to $52.0 million of net proceeds allocated to the issuance of common stock in a private placement transaction with Pfizer in November 2020.

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

Funding Requirements

Our operating expenses increased substantially in 2020 and are expected to increase in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102 and our preclinical activities including IND-enabling studies and expected Phase 1/2 clinical trials, continue to scale-up our manufacturing processes, engage with CMOs, manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase as we expand our operations.

Specifically, our expenses will increase as we:

•	pursue the preclinical and clinical development of HMI-102, including the ongoing pheNIX Phase 1/2 clinical trial, HMI-103, HMI-203 and HMI-202;
•	pursue the preclinical and clinical development of other product candidates based on our gene therapy and gene editing technology;
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

We believe that our existing cash and cash equivalents will enable us to fund our current projected operating expenses and capital expenditure requirements into the third quarter of 2022, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of HMI-103, our lead gene editing product candidate for PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, HMI-203, our lead CNS/PNS gene therapy product candidate for Hunter syndrome, through IND-enabling studies and into a Phase 1/2 clinical trial, and HMI-202, a CNS gene therapy product candidate for MLD, through additional preclinical studies as we focus on optimizing the program’s vector, the continued scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our preclinical development and initial clinical trials for HMI-102, including the pheNIX Phase 1/2 clinical trial, HMI-103, HMI-203, and HMI-202;

•	the progress, costs and results of our additional research and preclinical development programs in gene therapy and gene editing;
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

In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Annual Report on Form 10-K, as the pandemic continues to evolve globally. See “Impact of the COVID-19 Pandemic” above and “Risk Factors— The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K for a further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3	More Than 3 years and Less Than 5	More Than 5 years
Contractual Obligation	(in thousands)
Operating lease obligation (1)	$19,403	$2,973	$6,064	$6,433	$3,933
License obligations (2)	$655	$45	$90	$90	$430

(1)

Represents future minimum lease payments under our operating leases for office and lab space in Bedford, Massachusetts that expire in October 2021 and February 2027. Future minimum lease payments are net of anticipated sublease payments of approximately $0.9 million in 2021.

(2)

Represents minimum annual license fees under our license agreements with Caltech and COH. These amounts do not include any potential contingent payments upon the achievement by us of specified clinical, regulatory and commercial events, as applicable, or patent prosecution or royalty payments we may be required to make under these license agreements. We have excluded these potential payments in the contractual obligations table because the timing and likelihood of these contingent payments are not currently known and would be difficult to predict or estimate. See Part I, Item 1. “Strategic Collaborations” for additional information about these license agreements, including with respect to potential payments thereunder.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $217.4 million, or 82.4% of our total assets at December 31, 2020, and $262.4 million, or 84.5% of our total assets at December 31, 2019. Interest income earned on these assets was $1.6 million in 2020 and $6.0 million in 2019. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At December 31, 2020, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2020 and 2019.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers:
Arthur O. Tzianabos, Ph.D.	57	President and Chief Executive Officer and Director
W. Bradford Smith	65	Chief Financial Officer, Treasurer and Secretary
Albert Seymour, Ph.D.	53	Chief Scientific Officer
Tim Kelly	52	Chief Technical Operations Officer
Gabriel M. Cohn, M.D.	62	Chief Medical Officer
Directors:
Steven Gillis, Ph.D. (3)	67	Director
Richard J. Gregory, Ph.D. (2)	63	Director
Kush M. Parmar, M.D., Ph.D. (2)	40	Chairman of the Board
Matthew R. Patterson (1)	49	Director
Jeffrey V. Poulton (1)	53	Director
Alise S. Reicin, M.D. (3)	60	Director
Mary Thistle (1)	61	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Arthur O. Tzianabos, Ph.D. has served as our President, Chief Executive Officer and member of our board of directors since April 2016. Dr. Tzianabos joined Homology from OvaScience, Inc., a biotechnology company (which has since merged with and into Millendo Therapeutics, Inc.), where he served as President and Chief Scientific Officer from September 2013 to March 2016. Prior to OvaScience, Dr. Tzianabos spent eight years at Shire plc, a biotechnology company, where he served in positions of increasing responsibility, including Senior Director, Discovery Research, Vice President, Program Management and Senior Vice President and Head, Research and Early Development. From 1992 to 2005, Dr. Tzianabos was a faculty member at Harvard Medical School and maintained laboratories at the Channing Laboratory, Brigham and Women’s Hospital and the Department of Microbiology and Molecular Genetics at Harvard Medical School. Dr. Tzianabos currently serves as a director of Stoke Therapeutics, Inc. and is Chairman of the board of directors of Akouos, Inc. Dr. Tzianabos previously served as a director of BIND Therapeutics, Inc. Dr. Tzianabos holds a B.S. in Biology from Boston College and a Ph.D. in Microbiology from the University of New Hampshire. We believe Dr. Tzianabos’ extensive academic and clinical experience, as well as his knowledge of the industry, qualifies him to serve on our board of directors.

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

Directors

Steven Gillis, Ph.D. has served as a member of our board of directors since 2016. Since 2005, Dr. Gillis has been a managing director at ARCH Venture Partners, a venture capital firm. From 1994 to 2005, Dr. Gillis served as Chief Executive Officer and chairman of the board of directors of Corixa Corporation, which he co-founded in October 1994. Previously, Dr. Gillis served as Director, Head of Research and Development, Chief Scientific Officer and acting Chief Executive Officer of Immunex Corporation, which he co-founded, from 1981 until his departure in 1994. As a former director and chairman of Trubion Pharmaceuticals, Inc., Dr. Gillis led its acquisition by Emergent BioSolutions in the fall 2010. Dr. Gillis currently serves as a director of Takeda Pharmaceutical Company Limited (and as director of Shire plc prior to its acquisition by Takeda), and serves as a director and chairman of VBI Vaccines Inc. Dr. Gillis also currently serves as a director of several private companies. Dr. Gillis previously served as a director at and Pulmatrix, Inc. from 2008 to 2020, at PhaseRx, Inc. from 2008 to 2018 and at bluebird bio, Inc. from 2011 to 2015. Dr. Gillis received his B.A. in Biology and English from Williams College and his Ph.D. in Biological Science from Dartmouth College. We believe that Dr. Gillis’s knowledge of immunology and experience in the venture capital industry, particularly with biotechnology and pharmaceutical companies, qualifies him to serve as a member of our board of directors.

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

Kush M. Parmar, M.D., Ph.D. has served as a member of our board of directors since 2015 and as Chairman of the Board since March 2018. Dr. Parmar is a Managing Partner at 5AM Venture Management LLC, an early stage venture capital firm focused on the life sciences, where he has been since 2010. Before joining 5AM, from 2002 to 2010, he was at Harvard Medical School, where he was an NIH-sponsored M.D./Ph.D. physician scientist fellow in the joint Harvard-MIT Health Sciences and Technology Program. Dr. Parmar currently serves on the boards of 5:01 Acquisition Corp. and Akouos, Inc., as well as the boards of numerous private companies. He previously served as a board member or observer for Arvinas, Inc., Achaogen, Inc., Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Pulmatrix, Inc. and scPharmaceuticals Inc. He is a member of the scientific advisory boards of Penn Medicine, Princeton University’s Department of Molecular Biology, and the Grace Science Foundation, and is a fellow of the Society of Kauffman Fellows. Before joining 5AM, Dr. Parmar completed clinical clerkships at the Massachusetts General & Brigham and Women’s Hospitals, attended courses at Harvard Business School and consulted for an oncology startup. He also founded a non-profit international development organization, the Cruz Blanca Initiative. He holds an A.B. in Molecular Biology and Medieval Studies from Princeton University, a Ph.D. in Experimental Pathology from Harvard University, and an M.D. from Harvard Medical School. We believe that Dr. Parmar’s experience in the life sciences industry, his experience as a venture capitalist and senior executive, as well as his service on the boards of directors of numerous companies provide him with the qualifications to serve as a director of our company.

Matthew R. Patterson has served as a member of our board of directors since 2018. Mr. Patterson is the co-founder of Audentes Therapeutics, Inc., a biotechnology company, and has served in the role of Strategic Advisor since January 2020. Previously, he served as its Chief Executive Officer from November 2012 until Audentes’ acquisition by Astellas Pharma Inc. in January 2020. Mr. Patterson also served as Audentes’ Chairman of the board of directors and formerly served as President until May 2018. Prior to that, Mr. Patterson was the Entrepreneur-In-Residence at OrbiMed Advisors LLC. Prior to OrbiMed, Mr. Patterson served in roles at Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc. and Genzyme Corporation. Mr. Patterson serves as a director of Vor Biopharma, Inc. and 5:01 Acquisition Corp., and also serves as a director of several private companies. Mr. Patterson holds a B.A. from Bowdoin College. We believe that Mr. Patterson’s experience in the biotechnology and biopharmaceutical industries, as well as his service on the board of directors of a public company provide him with the qualifications to serve as a director of our company.

Jeffrey V. Poulton has served as a member of our board of directors since July 2020. Mr. Poulton has served as Executive Vice President and Chief Financial Officer at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, since August 2019. Prior to joining Alnylam, Mr. Poulton served as Chief Financial Officer of Indigo Agriculture, a plant microbiome company, from January 2018 to April 2019, where he supported the initial commercial scale-up of the business, including expansion outside the U.S. Between 2003 and December 2017, Mr. Poulton held various roles of increasing responsibility at Shire plc, most recently as Chief Financial Officer and a member of Shire’s Executive Committee and Board of Directors from January 2015 to December 2017. During his tenure at Shire, Mr. Poulton also led Shire’s rare disease U.S., LATAM and Asia Pacific commercial operations, as well as Shire’s global rare disease business unit. Prior to Shire, Mr. Poulton led corporate finance and business development initiatives in both the gas and electric utilities industry and the materials manufacturing sector, serving in financial leadership positions at Cinergy Corp. and PPG Industries. Mr. Poulton also served in the United States Navy as a Commissioned Officer. Mr. Poulton holds a B.A. in Economics from Duke University and an M.B.A. from Indiana University. We believe that Mr. Poulton is qualified to serve on our board of directors due to his finance background and industry experience.

Alise Reicin, M.D. has served as a member of our board of directors since July 2019. Dr. Reicin has served as Chief Executive Officer of Tectonic Therapeutic, Inc., a biotechnology company, since August 2020. Prior to Tectonic. Dr. Reicin served as President, Global Clinical Development at Celgene Corporation, a pharmaceutical company, from November 2018 to December 2019. Prior to Celgene, she served as Head of Global Clinical Development at EMD Serono, a pharmaceutical company, from May 2015 through October 2018. Prior to EMD Serono, Dr. Reicin served as VP, Program Leadership Oncology at Merck and Co., a pharmaceutical company. She holds a B.A. in Biochemistry from Barnard College of Columbia University and an M.D. from Harvard Medical School. We believe that Dr. Reicin’s clinical expertise and leadership roles in the biotechnology and biopharmaceutical industries provide her with the qualifications to serve as a director of our company.

Mary Thistle has served as a member of our board of directors since 2018. Ms. Thistle has served as Special Advisor to the Bill & Melinda Gates Medical Research Institute, a non-profit biotech organization, since the fall of 2020, and previously served as the organization’s Chief of Staff from January 2018 until assuming her current role. Prior to that, she held senior leadership positions at Dimension Therapeutics, Inc., a gene therapy company, including Chief Operating Officer from 2016 to 2017 and Chief Business Officer from 2015 to 2016. Prior to joining Dimension Therapeutics, Inc., she spent six years at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, where she held various leadership positions, including Senior Vice President, Business Development from 2014 to 2015, Vice President, Business Development from 2012 to 2013 and Senior Director, Business Development from 2009 to 2012. Prior to that, she held various positions at ViaCell, Inc. and PerkinElmer Inc. Ms. Thistle currently serves on the board of directors of Ziopharm Oncology, Inc., as well as the boards of several private companies. Ms. Thistle holds a B.S. in Accounting from the University of Massachusetts, Boston. We believe that Ms. Thistle is qualified to serve on our board of directors due to her finance background and industry experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based on our review of the copies of such forms filed with the SEC and upon any written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2020.

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

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Matthew R. Patterson, Jeffrey V. Poulton and Mary Thistle. Ms. Thistle serves as the Chairperson of the Audit Committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and Nasdaq. Our board of directors has determined that Ms. Thistle is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

This section discusses the material components of our 2020 compensation program for our principal executive officer and next three most highly compensated executive officers who are named in the 2020 Summary Compensation Table below. These “named executive officers” and their positions are:

•	Arthur O. Tzianabos, Ph.D., President and Chief Executive Officer;
•	Albert Seymour, Ph.D., Chief Scientific Officer; and
•	W. Bradford Smith, Chief Financial Officer.

2020 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2019 and 2020:

Name and principal position	Fiscal Year	Salary $	Bonus $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (2)	Total $
Arthur O. Tzianabos, Ph.D.	2020	563,200	—	—	309,760	13,000	885,960
President and Chief Executive Officer	2019	537,600	—	4,217,097	295,680	12,500	5,062,877
Albert Seymour, Ph.D.	2020	426,800	—	—	170,720	10,057	607,577
Chief Scientific Officer	2019	405,600	—	1,295,756	162,240	13,231	1,876,827
W. Bradford Smith	2020	406,700	—	—	162,680	13,000	582,380
Chief Financial Officer, Treasurer and Secretary	2019	384,200	—	1,307,536	153,680	14,880	1,860,296

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

2020 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The following table shows the annual base salaries for 2020 and 2021 of our named executive officers. The 2021 annual base salaries became effective January 1, 2021.

Name	2020 Annual Base Salary ($)	2021 Annual Base Salary ($)
Arthur O. Tzianabos, Ph.D.	563,200	583,100
Albert Seymour, Ph.D.	426,800	450,000
W. Bradford Smith	406,700	445,300

2020 Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual goals as approved by our board of directors. For 2020, bonuses were based on attaining corporate goals relating to product development, manufacturing processes, and raising equity capital and individual goals related to each named executive officer’s area of responsibility within the Company. The 2020 target bonus amounts, expressed as a percentage of annual base salary, of our named executive officers were 55% for Dr. Tzianabos, 40% for Dr. Seymour and 40% for Mr. Smith.

In December 2020, our board of directors met to review performance against the 2020 bonus goals and, based on its determination that the corporate and individual goals had been achieved at 100% of target level, approved cash bonuses for the named executive officers in the amounts set forth in the Non-Equity Incentive Plan Compensation column of the 2020 “Summary Compensation Table” above.

In December 2020, our board of directors approved maintaining the same target bonus amounts for each of our named executive officers for 2021.

Equity Compensation

We did not make any grants of equity awards to our named executive officers in 2020. However, we typically offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant, as determined by the board of directors. Initial stock option grants to newly hired employees generally vest as to 25% of the underlying shares on either the first anniversary of the date of grant or a specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the holder’s continued service with us. Since 2017, stock options granted from time to time as periodic awards to existing employees generally vest in 48 equal monthly installments on the first day of each calendar month following the vesting commencement date, subject to the holder’s continued service with us through the applicable vesting dates. Historically, our stock options have been intended to qualify as “incentive stock options” to the extent permitted under Internal Revenue Code of 1986, as amended, and, prior to the completion of our initial public offering, allowed “early exercise” of an unvested option in exchange for shares of restricted stock subject to the same vesting schedule as the underlying stock option.

We maintain the 2018 Incentive Award Plan to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and to enable our company to obtain and retain services of these individuals.

Please refer to our Outstanding Equity Awards at 2020 Fiscal Year End table below for additional information regarding the stock options held by our named executive officers.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2020.

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	(1)	Per Share Option Exercise Price ($)	Option Expiration Date
Arthur O. Tzianabos, Ph.D.	4/1/2016	462,135	(2)	—	(2)	0.47	4/22/2026
	1/1/2018	375,242		139,411		6.63	12/7/2027
	3/27/2018	63,492		28,884		16.00	3/27/2028
	1/1/2019	97,270		105,730		24.28	12/14/2028
	1/1/2020	82,041		275,959		19.92	12/11/2029
Albert Seymour, Ph.D.	1/1/2018	55,702		20,715		6.63	12/7/2027
	3/27/2018	-		4,176		16.00	3/27/2028
	1/1/2019	35,458		38,542		24.28	12/14/2028
	1/1/2020	25,208		84,792		19.92	12/11/2029
W. Bradford Smith	4/5/2017	89,786	(2)	13,618	(2)	0.63	4/6/2027
	1/1/2018	46,283		17,213		6.63	12/7/2027
	3/27/2018	34,155		15,556		16.00	3/27/2028
	1/1/2019	42,166		45,834		24.28	12/14/2028
	1/1/2020	25,437		85,563		19.92	12/11/2029

(1)

Except as otherwise described below, stock options have a term of ten years from the grant date and vest and become exercisable in 48 equal monthly installments based upon the executive’s completion of each full month of service following the vesting commencement date, subject to the named executive officer’s continued employment with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below. In addition, stock options granted to our named executive officers prior to 2018 permitted early exercise in exchange for restricted stock. As a result, all of such options were exercisable as of December 31, 2020. The number of shares for which each such option is shown as being exercisable and unexercisable represents, respectively, the number of shares for which each such option was vested and unvested as of December 31, 2020.

(2)

Awards vest as to 25% of the underlying shares on the first anniversary of the specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the named executive officer’s continued employment with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.

Employment Agreements

We have entered into employment agreements with each of our named executive officers. The employment agreements are for unspecified terms. Under their respective employment agreements, if we terminate Dr. Tzianabos, Dr. Seymour or Mr. Smith without “cause” or he resigns for “good reason,” subject to his timely executing a release of claims and continued compliance with a separate restrictive covenant agreement, he is entitled to receive (i) base salary continuation for a period of nine months (or, for Dr. Tzianabos, 12 months), (ii) payment of all bonuses earned but unpaid as of the date of termination and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to nine months (or, for Dr. Tzianabos, 12 months), less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date.

If we terminate Dr. Tzianabos, Dr. Seymour or Mr. Smith without “cause” or he resigns for “good reason,” in either case, on or within 12 months following a change in control, then, in lieu of the severance benefits described above, subject to his timely executing a release of claims, he is entitled to receive (i) an amount in cash equal to 1.0 times (or, for Dr. Tzianabos, 1.5 times) the sum of his base salary plus target annual bonus for the year of termination, (ii) payment of all bonuses earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months (or, for Dr. Tzianabos, 18 months), less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, and (iv) accelerated vesting of all unvested equity or equity-based awards that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

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

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2020. Dr. Tzianabos, our Chief Executive Officer, received no compensation for his service as a director during the year ended December 31, 2020.

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Steven Gillis, Ph.D.	48,000	164,759	(2)	212,759
Richard J. Gregory, Ph.D.	48,750	164,759	(2)	213,509
Kush M. Parmar, M.D., Ph.D.	85,000	164,759	(2)	249,759
Matthew R. Patterson	47,500	164,759	(2)	212,259
Jeffrey V. Poulton (3)	23,750	342,900	(4)	366,650
Alise S. Reicin, M.D.	44,000	164,759	(2)	208,759
Mary Thistle	55,000	164,759	(2)	219,759

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

(2)

Represents the grant date fair value of an option to purchase 18,000 shares of our common stock granted to each then-current non-employee director on June 10, 2020 with an exercise price of $16.32 per share.

(3)	Mr. Poulton was appointed to our board of directors on July 21, 2020. Mr. Poulton’s fees for his board and committee service were prorated as if he had served during the entire second half of 2020.
(4)

Represents the grant date fair value of an initial grant of an option to purchase 36,000 shares of our common stock with an exercise price of $16.48 per share granted to Mr. Poulton upon his appointment as a director on July 21, 2020.

The table below shows the aggregate numbers of shares subject to option awards held as of December 31, 2020 by each non-employee director. None of our non-employee directors held any other outstanding equity awards as of December 31, 2020.

	Options Outstanding
Name	Exercisable	Unexercisable	Total
Steven Gillis, Ph.D.	36,145	28,595	64,740
Richard J. Gregory, Ph.D.	36,145	28,595	64,740
Kush M. Parmar, M.D., Ph.D.	36,145	28,595	64,740
Matthew R. Patterson	38,411	27,279	65,690
Jeffrey V. Poulton (3)	—	36,000	36,000
Alise S. Reicin, M.D.	10,282	38,878	49,160
Mary Thistle	36,145	28,595	64,740

We maintain a compensation program for our non-employee directors under which each non-employee director receives the following amounts for their service on our board of directors. As amended effective January 1, 2020, our non-employee director compensation program provides for the following:

•	an option to purchase 36,000 shares of our common stock upon the director’s initial election or appointment to our board of directors (the “Initial Award”),
•

if the director has served on our board of directors for at least six months as of the date of an annual meeting of stockholders, an option to purchase 18,000 shares of our common stock on the date of the annual meeting (the “Annual Award”),

•	an annual director fee of $40,000, and
•	if the director serves on a committee of our board of directors or in the other capacities stated below, an additional annual fee as follows:
•	chairman of the board or lead independent director, $35,000,
•	chairman of the audit committee, $15,000,
•	audit committee member other than the chairman, $7,500,
•	chairman of the compensation committee, $10,000,
•	compensation committee member other than the chairman, $5,000,
•	chairman of the nominating and corporate governance committee, $8,000, and
•	nominating and corporate governance committee member other than the chairman, $4,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders (1)	5,840,824	(2)	$15.18	(3)	3,437,197
Equity compensation plans not approved by security holders	—		—		—
Total	5,840,824		$15.18		3,437,197

(1)	Consists of the 2015 Stock Incentive Plan, as amended (the “2015 Plan”), the 2018 Incentive Award Plan (the “2018 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).
(2)	Includes 1,661,468 outstanding options to purchase stock under the 2015 Plan and 4,179,356 outstanding options to purchase stock under the 2018 Plan.
(3)

As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2015 Plan was $3.95 and the weighted-average exercise price of outstanding options under the 2018 Plan was $19.65.

(4)

Includes 2,397,547 shares available for future issuance under the 2018 Plan and 1,039,650 shares available for issuance under the 2018 ESPP (of which 48,792 shares were issued with respect to the purchase period in effect as of December 31, 2020, which purchase period ended on February 26, 2021). As of March 26, 2018, in connection with our initial public offering, no further grants are made under the 2015 Plan. The 2018 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 20,887,347 shares may be issued upon the exercise of incentive stock options), plus any shares that were subject to awards outstanding under the 2015 Plan as of the effective date of the 2018 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares. The 2018 ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 4,778,738 shares of our common stock may be issued under the 2018 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 1, 2021, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 50,482,124 shares of common stock outstanding as of March 1, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 1, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is One Patriots Park, Bedford, MA 01730. We believe, based on information provided to us that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or Greater Stockholders
Entities affiliated with ARCH Venture Fund (1)	5,768,694	11.4%
Pfizer Inc. (2)	5,000,000	9.9%
Entities affiliated with 5AM Ventures (3)	4,535,919	9.0%
JPMorgan Chase & Co. (4)	3,441,712	6.8%
TLS Beta Pte. Ltd. (5)	3,220,293	6.4%
BlackRock, Inc. (6)	2,763,142	5.5%
Named Executive Officers and Directors
Arthur O. Tzianabos, Ph.D. (7)	1,255,023	2.4%
Albert Seymour, Ph.D. (8)	318,335	*
W. Bradford Smith (9)	263,965	*
Steven Gillis, Ph.D. (1)(10)	5,815,434	11.5%
Richard J. Gregory, Ph.D. (11)	57,546	*
Kush M. Parmar, M.D., Ph.D. (3)(12)	4,582,659	9.1%
Matthew R. Patterson (13)	43,234	*
Jeffrey V. Poulton	—	*
Alise S. Reicin, M.D. (14)	10,282	*
Mary Thistle (15)	46,740	*
All executive officers and directors as a group (12 persons) (16)	12,650,058	24.0%

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

(2)

Based on a Schedule 13G filed with the SEC on November 19, 2020, Pfizer Inc. has sole voting and dispositive power over all 5,000,000 shares. The address of Pfizer Inc. is 235 East 42nd Street, New York, NY 10017.

(3)

Based on a Schedule 13G filed with the SEC on February 16, 2021 and the Company's records. Consists of 4,354,484 shares of common stock held by 5AM Ventures IV, L.P. (“Ventures IV”), as to which Ventures IV has shared voting and dispositive power, and 181,435 shares of common stock held by 5AM Co-Investors IV, L.P. (“Co-Investors IV”), as to which Co-Investors IV has shared voting and dispositive power. 5AM Partners IV, LLC (“Partners IV”) is the sole general partner of Ventures IV and Co-Investors IV. Dr. John Diekman, Andrew J. Schwab and Dr. Scott M. Rocklage, are the managing members of Partners IV and, along with Partners IV, have shared voting and investment power over the shares beneficially owned by Ventures IV and Co-Investors IV. Kush M. Parmar, M.D., Ph.D., one of our directors, is an affiliate of Ventures IV. Each of Partners IV, Dr. Diekman, Mr. Schwab and Dr. Rocklage disclaim beneficial ownership of such shares except to the extent of its or their recurring interest therein. The address of all entities affiliated with 5AM Ventures is 501 2nd Street, Suite 350, San Francisco, CA 94107.

(4)

Based solely on a Schedule 13G filed with the SEC on January 25, 2021, JPMorgan Chase & Co. has sole voting power over 3,054,192 shares and sole dispositive power over 3,441,712 shares. The address of Blackrock, Inc. is 383 Madison Avenue, New York, NY 10179.

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

(6)

Based solely on a Schedule 13G filed with the SEC on February 2, 2021, Blackrock, Inc. has sole voting power over 2,724,076 shares and sole dispositive power over 2,763,142 shares. The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)	Includes options to purchase 1,177,518 shares of common stock that are or will be immediately exercisable by Dr. Tzianabos within 60 days of March 1, 2021.

(8)	Includes options to purchase 189,318 shares of common stock that are or will be immediately exercisable by Dr. Seymour within 60 days of March 1, 2021.

(9)	Consists of options to purchase 263,965 shares of common stock that are or will be immediately exercisable by Mr. Smith within 60 days of March 1, 2021.

(10)	Includes options to purchase 46,740 shares of common stock that are or will be immediately exercisable by Dr. Gillis within 60 days of March 1, 2021.

(11)	Includes options to purchase 46,740 shares of common stock that are or will be immediately exercisable by Dr. Gregory within 60 days of March 1, 2021.

(12)	Includes options to purchase 46,740 shares of common stock that are or will be immediately exercisable by Dr. Parmar within 60 days of March 1, 2021.

(13)	Consists of options to purchase 43,234 shares of common stock that are or will be immediately exercisable by Mr. Patterson within 60 days of March 1, 2021.

(14)	Consists of options to purchase 10,282 shares of common stock that are or will be immediately exercisable by Ms. Reicin within 60 days of March 1, 2021.

(15)	Consists of options to purchase 46,740 shares of common stock that are or will be immediately exercisable by Ms. Thistle within 60 days of March 1, 2021.

(16)	Includes options to purchase 12,650,058 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2021.

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

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock since January 1, 2019.

Stock Purchase Agreement with Pfizer

On November 9, 2020, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Pfizer Inc., or Pfizer, which holds approximately 9.9% of our common stock as of March 1, 2021, pursuant to which Pfizer purchased 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal, or ROFR, for a 30-month period beginning on the date of the closing of the private placement to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR one time for each of HMI-102 and HMI-103 during the ROFR period. Additionally, Pfizer has designated a member to join our Scientific Advisory Board to participate in matters related to the development of these programs. For more information regarding Pfizer and its equity holdings, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management.”

2019 Follow-On Offering

In April 2019, we completed a registered public offering pursuant to which we issued and sold an aggregate of 6,388,889 shares of our common stock (including 833,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at a public offering price of $22.50 per share for aggregate net proceeds to us of approximately $134.5 million. The following table sets forth the number of shares of common stock purchased in our registered public offering by certain former holders of more than 5% of our common stock:

Name	Shares of Common Stock Purchased	Total Purchase Price
Entities affiliated with Deerfield (affiliate of Cameron Wheeler, Ph.D., who resigned from our board of directors in July 2019)	533,333	$11,999,993
Entities affiliated with T. Rowe Price Group, Inc.	719,464	$16,187,940

Employment Agreements

We have entered into employment agreements with our named executive officers. For more information regarding these agreements, see Item 11. “Executive Compensation—Narrative Disclosure to Compensation Tables—Employment Agreements.”

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

Director Independence

Steven Gillis, Ph.D., Richard J. Gregory, Ph.D., Kush M. Parmar, M.D., Ph.D., Matthew R. Patterson, Alise S. Reicin, M.D., Jeffrey V. Poulton and Mary Thistle each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Dr. Gillis and Dr. Parmar are affiliated with certain of our significant stockholders. Arthur O. Tzianabos, Ph.D. is not independent because he is the President and Chief Executive Officer of Homology. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	2020	2019
Fee Category	(in thousands)
Audit Fees	$598	$602
Tax Fees	20	13
All Other Fees	2	28
Total	$620	$643

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

All Other Fees

All other fees consist of an annual license fee for use of accounting research software and in 2019, fees for services performed related to the adoption the Financial Accounting Standards Board issued Accounting Standards Update Topic 606, Revenue from Contracts with Customers.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/18
3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/20
4.1	Amended and Restated Investors’ Rights Agreement, dated July 28, 2017, by and among Homology Medicines, Inc. and the investors named therein, as amended	10-Q	001-38433	4.1	11/09/20
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-223409	4.2	3/19/18
4.3	Form of Indenture	S-3	333-230664	4.3	4/1/19
4.4	Description of Securities					*
10.1#	2015 Stock Incentive Plan, as amended, and forms of agreements thereunder	S-1/A	333-223409	10.1	3/19/18
10.2#	2018 Incentive Award Plan, and forms of awards thereunder					*
10.3#	2018 Employee Stock Purchase Plan	S-1/A	333-223409	10.3	3/19/18
10.4#	2018 Employee Stock Purchase Plan – Offering Document	10-Q	001-38433	10.1	11/13/18
10.5#	Non-Employee Director Compensation Program	10-K	001-38433	10.5	3/12/20
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-223409	10.5	3/19/18
10.7	Lease Agreement, dated August 31, 2016, between Homology Medicines, Inc. and ARE-MA Region No. 24, LLC	S-1	333-223409	10.5	3/2/18
10.8	Lease Agreement, dated December 21, 2017, between Homology Medicines, Inc. and Bedford Patriots Park, LLC	S-1	333-223409	10.6	3/2/18

10.9#	Employment Agreement, November 12, 2019, by and between Homology Medicines, Inc. and Gabriel M. Cohn, M.D.	10-K	001-38433	10.9	3/12/20
10.10#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Albert Seymour	S-1/A	333-223409	10.12	3/19/18
10.11#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Bradford Smith	S-1/A	333-223409	10.13	3/19/18
10.12#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Arthur Tzianabos, Ph.D.	S-1/A	333-223409	10.14	3/19/18
10.13#	Employment Agreement, dated April 2, 2018, by and between Homology Medicines, Inc. and Tim Kelly	10-K	001-38433	10.13	3/12/19
10.14.1†	Collaboration and License Agreement, dated November 6, 2017, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	S-1/A	333-223409	10.15	3/23/18
10.14.2†	Amendment to Collaboration and License Agreement, dated December 17, 2018, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	10-Q	001-38433	10.1	08/10/20
10.14.3†	Second Amendment to Collaboration and License Agreement, dated October 30, 2020, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	10-Q	001-38433	10.1	11/09/20
10.15†	Exclusive License Agreement, dated April 28, 2016, between Homology Medicines, Inc. and City of Hope	S-1/A	333-223409	10.16	3/19/18
10.16.1†	License Agreement, dated September 14, 2016, between Homology Medicines, Inc. and California Institute of Technology	S-1/A	333-223409	10.17.1	3/19/18
10.16.2†	First Amendment to License Agreement, dated May 16, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.2	3/2/18
10.16.3†	Letter Agreement, dated November 14, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.3	3/2/18
10.17†	Stock Purchase Agreement, dated November 9, 2020, by and between Homology Medicines, Inc. and Pfizer Inc.	8-K	001- 38433	10.1	11/09/20
21.1	Subsidiaries of Homology Medicines, Inc.	S-1	333-223409	21.1	3/2/18
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homology Medicines, Inc.

Date: March 11, 2021	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arthur O. Tzianabos, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2021
Arthur O. Tzianabos, Ph.D.

/s/ W. Bradford Smith	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	March 11, 2021
W. Bradford Smith

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman of the Board of Directors	March 11, 2021
Kush M. Parmar, M.D., Ph.D.

/s/ Steven Gillis, Ph.D.	Director	March 11, 2021
Steven Gillis, Ph.D.

/s/ Richard J. Gregory, Ph.D.	Director	March 11, 2021
Richard J. Gregory, Ph.D.

/s/ Matthew R. Patterson	Director	March 11, 2021
Matthew R. Patterson

/s/ Jeffrey V. Poulton	Director	March 11, 2021
Jeffrey V. Poulton

/s/ Alise S. Reicin, M.D.	Director	March 11, 2021
Alise S. Reicin, M.D.

/s/ Mary Thistle	Director	March 11, 2021
Mary Thistle

HOMOLOGY MEDICINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Homology Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Homology Medicines, Inc. and its subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards update No. 2016-02, Leases (Topic 842), as amended, using the modified retrospective approach.

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

March 11, 2021

We have served as the Company's auditor since 2017.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$217,431	$53,774
Short-term investments	—	208,614
Prepaid expenses and other current assets	2,133	4,189
Total current assets	219,564	266,577
Property and equipment, net	37,002	42,716
Right-of-use assets	5,897	—
Restricted cash	1,274	1,274
Total assets	$263,737	$310,567
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,722	$2,608
Accrued expenses and other liabilities	9,803	7,644
Operating lease liabilities	2,501	—
Deferred rent	—	1,313
Deferred revenue	5,632	809
Total current liabilities	22,658	12,374
Non-current liabilities:
Operating lease liabilities, net of current portion	12,941	—
Deferred rent, net of current portion	—	9,544
Deferred revenue, net of current portion	32,143	30,142
Total liabilities	67,742	52,060
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2020 and 2019, respectively; no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 50,268,666 and 45,138,408 shares issued as of December 31, 2020 and 2019, respectively; and 50,265,575 and 45,116,742 shares outstanding as of December 31, 2020 and 2019, respectively	5	4
Additional paid-in capital	524,358	457,994
Accumulated other comprehensive gain	—	183
Accumulated deficit	(328,368)	(199,674)
Total stockholders’ equity	195,995	258,507
Total liabilities and stockholders' equity	$263,737	$310,567

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2020	2019

Collaboration revenue	$2,702	$1,666
Operating expenses:
Research and development	100,392	89,398
General and administrative	32,573	22,211
Total operating expenses	132,965	111,609
Loss from operations	(130,263)	(109,943)
Other income:
Interest income	1,569	6,027
Total other income	1,569	6,027
Net loss	$(128,694)	$(103,916)
Net loss per share-basic and diluted	$(2.80)	$(2.47)
Weighted average common shares outstanding-basic and diluted	45,910,787	42,117,690

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended December 31,
	2020	2019

Net loss	$(128,694)	$(103,916)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	(183)	260
Total other comprehensive gain (loss)	(183)	260
Comprehensive loss	$(128,877)	$(103,656)

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2019	37,358,526	$3	$292,187	$(77)	$(95,758)	$196,355
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,388,889	1	134,523	—	—	134,524
Issuance of common stock pursuant to ATM financing, net of discounts and issuance costs	1,105,000	—	22,409	—	—	22,409
Issuance of common stock pursuant to employee stock purchase plan	55,234	—	829	—	—	829
Vesting of common stock from option exercises	94,816	—	60	—	—	60
Issuance of common stock from option exercises	114,277	—	351	—	—	351
Stock-based compensation	—	—	7,635	—	—	7,635
Other comprehensive gain	—	—	—	260	—	260
Net loss	—	—	—	—	(103,916)	(103,916)
Balance at December 31, 2019	45,116,742	$4	$457,994	$183	$(199,674)	$258,507
Vesting of common stock from option exercises	18,575	—	24	—	—	24
Issuance of common stock from option exercises	46,410	—	176	—	—	176
Issuance of common stock pursuant to employee stock purchase plan	83,848	—	938	—	—	938
Issuance of common stock pursuant to private placement	5,000,000	1	51,978	—	—	51,979
Stock-based compensation	—	—	13,248	—	—	13,248
Other comprehensive loss	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	(128,694)	(128,694)
Balance at December 31, 2020	50,265,575	$5	$524,358	$—	$(328,368)	$195,995

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(128,694)	$(103,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,965	6,318
Noncash lease expense	939	—
Stock-based compensation expense	13,248	7,635
Accretion of short-term investments	(198)	(1,871)
Loss on disposal of property and equipment	888	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,056	2,759
Accounts payable	2,459	(4,452)
Accrued expenses and other liabilities	2,432	2,315
Deferred revenue	6,824	(569)
Deferred rent	—	410
Operating lease liabilities	(2,251)	—
Net cash used in operating activities	(94,332)	(91,358)
Cash flows from investing activities:
Purchases of short-term investments	(19,991)	(286,391)
Maturities of short-term investments	228,620	256,425
Purchases of property and equipment	(3,733)	(21,833)
Net cash provided by (used in) investing activities	204,896	(51,799)
Cash flows from financing activities:
Proceeds from issuance of common stock in private placement	51,979	—
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	—	134,524
Proceeds from issuance of common stock pursuant to ATM financing, net of discounts and issuance costs	—	22,509
Proceeds from issuance of common stock from option exercises	176	351
Proceeds from issuance of common stock pursuant to employee stock purchase plan	938	829
Net cash provided by financing activities	53,093	158,213
Net change in cash, cash equivalents and restricted cash	163,657	15,056
Cash, cash equivalents and restricted cash, beginning of period	55,048	39,992
Cash, cash equivalents and restricted cash, end of period	$218,705	$55,048
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$24	$60
Property and equipment additions included in accounts payable	$110	$455
Property and equipment additions included in accrued expenses and other liabilities	$—	$249
Unrealized (loss) gain on available for sale securities, net	$(183)	$260
Offering costs included in accrued expenses and other liabilities	$—	$100

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Homology Medicines, Inc. (the “Company”) is a clinical-stage genetic medicines company dedicated to translating proprietary gene therapy and gene editing technology into novel treatments for patients with rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. The Company was founded in March 2015 as a Delaware corporation. Its principal offices are in Bedford, Massachusetts.

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates, developing and implementing manufacturing processes, building out internal manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, conduct clinical trials, obtain regulatory approval of its products, further expand its manufacturing capacity, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock pursuant to the ATM during the year ended December 31, 2020. At December 31, 2020, there remained $150.0 million of common stock available for sale under the ATM. Simultaneous with the filing of the Shelf, the previous Registration Statement on Form S-3 (File No. 333-230664) filed with the SEC on April 1, 2019, and a prior sales agreement with Cowen providing for the offering, issuance and sale by the Company of up to an aggregate $100.0 million of its common stock from time to time in “at-the-market” offerings, with $76.8 million of remaining capacity, were terminated.

On November 9, 2020, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which the Company agreed to issue and sell to Pfizer 5,000,000 shares of the Company’s common stock through a private placement transaction (the “Private Placement”) at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million (see Note 16).

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through December 31, 2020, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 15) and its private placement with Pfizer. During the year ended December 31, 2020, the Company incurred a net loss of $128.7 million and as of December 31, 2020, had $328.4 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that existing cash and cash equivalents will enable the Company to continue its operations into the third quarter of 2022. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$217,431	$53,774
Restricted cash	1,274	1,274
Total cash, cash equivalents and restricted cash	$218,705	$55,048

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments have maturities of greater than 90 days at the time of purchase and mature within one-year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses, reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying security. Such amortization and accretion, together with interest on securities, are included in interest income in the Company’s consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. We believe that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. We regularly invest excess cash with major financial institutions in money market funds, U.S. government and corporate debt securities and commercial paper, all of which can be readily purchased and sold using established markets. As of December 31, 2020, the Company’s cash and cash equivalents were held with two financial institutions. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

Offering Costs—The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with equity financings as other current assets until the transactions are completed. After equity financings are complete, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Leases— In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which eliminated the tests for lease classification under prior U.S. GAAP and requires lessees to recognize right-of-use assets and related lease liabilities on the balance sheet. The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10 – Codification Improvements to Topic 842, Leases, ASU No. 2018-11 – Leases (Topic 842): Targeted Improvements, ASU No. 2018-20 – Leases (Topic 842): Narrow-Scope Improvements for Lessors, and ASU No. 2019-01 – Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2020.

The Company adopted the new leasing standards using the modified retrospective approach, as of January 1, 2020, with no restatement of prior periods or cumulative adjustments to accumulated deficit. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows the Company to carry forward the historical lease classification. In addition, the Company elected the practical expedient not to apply the recognition requirements in the leasing standards to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to not separate lease components of a contract from non-lease components.

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

As a result of the adoption of the new leasing standards, on January 1, 2020, the Company recorded non-cash transactions to recognize a right-of-use asset of $6.8 million, operating lease liabilities of $17.7 million and the derecognition of deferred rent of $10.9 million originally accounted for under legacy guidance. The adoption did not have a material impact on the condensed consolidated statement of operations. For additional information on the adoption of the new leasing standards, refer to Note 8.

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

Guarantees and Indemnifications—As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Since inception, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets has not been determined to be more likely than not.

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

Revenue Recognition— Revenue is recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). On January 1, 2019, the Company adopted ASC 606 using the full retrospective transition method.

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

In February 2016, the FASB issued new leasing standards to increase transparency and comparability among organization related to their leasing activities. For additional information on the adoption of the new leasing standards, please refer to section titled “Leases” above, and Note 8.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which changes certain aspects of the accounting for share-based payments granted to nonemployees. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted ASU 2018-07 on January 1, 2020. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2020	2019
	(in thousands)
Cash	$250	$250
Repurchase agreements	—	14,000
Money market funds	217,181	39,524
Total cash and cash equivalents	$217,431	$53,774

4. SHORT-TERM INVESTMENTS

The Company may invest its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value and classified as short-term investments on the Company’s consolidated balance sheets. Unrealized gains or losses on investments are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity, on the Company’s consolidated balance sheets. The Company had no short-term investments as of December 31, 2020.

The following table summarizes the Company’s short-term investments as of December 31, 2019:

As of December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Asset-backed securities	$14,866	$10	$—	$14,876
Commercial paper	41,259	—	—	41,259
U.S. Treasury securities	59,926	45	—	59,971
Corporate debt securities	92,380	128	—	92,508
Total short-term investments	$208,431	$183	$—	$208,614

 The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its short-term investments for the years ended December 31, 2020 and 2019. The contractual maturity dates of all of the Company’s investments are less than one year.

5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	December 31, 2020	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$217,181	$217,181	$—	$—
Total financial assets	$217,181	$217,181	$—	$—

Description	December 31, 2019	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$39,524	$39,524	$—	$—
Repurchase agreements	14,000	—	14,000	—
Total cash equivalents	$53,524	$39,524	$14,000	$—
Short-term investments:
Asset-backed securities	$14,876	$—	$14,876	$—
Commercial paper	41,259	—	41,259	—
U.S. Treasury securities	59,971	—	59,971	—
Corporate debt securities	92,508	—	92,508	—
Total short-term investments	$208,614	$—	$208,614	$—
Total financial assets	$262,138	$39,524	$222,614	$—

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

There were no transfers between fair value measure levels during the years ended December 31, 2020 and 2019.

6. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(in thousands)
Laboratory equipment	$12,703	$10,837
Manufacturing equipment	7,754	4,911
Computers and purchased software	1,596	640
Furniture and fixtures	1,363	1,363
Leasehold improvements	29,961	30,862
Assets not yet in service	—	2,513
Property and equipment, at cost	53,377	51,126
Less accumulated depreciation and amortization	(16,375)	(8,410)
Property and equipment, net	$37,002	$42,716

Depreciation expense for the years ended December 31, 2020 and 2019 was approximately $8.0 million and $6.3 million, respectively. The Company disposed of $0.9 million and less than $0.1 million of property and equipment, net during the years ended December 31, 2020 and 2019, respectively.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$6,902	$4,551
Accrued research and development expenses	2,393	2,258
Accrued professional fees	291	542
Accrued unvested common stock subject to repurchase	13	37
Accrued other	204	256
Total accrued expenses and other liabilities	$9,803	$7,644

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—In September 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expires in October 2021, with an option for an additional three-year term. In 2018, the Company entered into a sublease agreement for the entire leased premises. The rent commencement date of the sublease was December 2018, and the sublease will terminate on the scheduled termination date of the original lease. Under the terms of the sublease, the subtenant is obligated to pay the Company aggregate base rent of approximately $2.7 million over the term of the sublease, based on the same level of rent the Company is obligated to pay the landlord, in addition to a passthrough of operating expenses and real estate taxes charged by the landlord.

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. Rent became due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet started in March 2019. The initial annual base rent was $39.50 per square foot and increases by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. The lease agreement entered into in December 2017 allowed for a tenant improvement allowance not to exceed $10.9 million, which the Company received in full, to be applied to the total cost of tenant improvements to the leased premises. The unamortized balance of the tenant improvement allowance was included in deferred rent incentives and has been recorded as a reduction to operating right-of-use asset upon adoption of the new leasing standards.

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million as of December 31, 2020 and 2019, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs and variable lease costs, as well as sublease income for the year ended December 31, 2020:

Year ended December 31, 2020	Amount (in thousands)
Operating lease costs	$2,492
Variable lease costs	2,355
Sublease income	(913)
Net lease cost	$3,934

Rent expense for the year ended December 31, 2019 was $1.4 million.

The maturities of our operating lease liabilities as of December 31, 2020 were as follows:

Amount
For the Years Ending December 31,	(in thousands)

2021	$3,834
2022	2,987
2023	3,077
2024	3,169
Thereafter	7,197
Total undiscounted lease payments	$20,264
Less: imputed interest	(4,822)
Present value of operating lease liabilities	$15,442

The following table summarizes the lease term and discount rate as of December 31, 2020:

As of December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.9
Weighted-average discount rate
Operating leases	9.9%

The following table summarizes the supplemental cash flow information related to the Company's operating leases for the year ended December 31, 2020.

Year ended December 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,804

9. LICENSE AGREEMENTS

City of Hope

In April 2016, the Company entered into a license agreement with City of Hope (“COH”), an academic research and medical center. The license term extends until the last to expire patent, unless terminated earlier by either party under certain provisions. The Company is required to pay an annual license fee of $25,000, reimburse COH for patent costs incurred, pay amounts up to $3.2 million upon the achievement of certain development and commercialization milestones for each product under the license, pay royalties on future sales in the low single-digits and royalties on sublicense revenue in the low double-digits, if any. During the year ended December 31, 2019, the Company paid $50,000 to COH upon dosing the first patient in the pheNIX Phase 1/2 clinical trial. During the year ended December 31, 2020, the Company paid $75,000 plus interest to COH in connection with achievement of a milestone event.

As a result of the execution of the Collaboration Agreement with Novartis (see Note 15), the Company paid $4.5 million to COH in December 2017, under the terms of the license agreement.

In May 2015, the Company entered into a sponsored research agreement with COH with a goal to identify potential treatments for diseases in humans. Under this agreement, the Company recorded $0.1 million in research and development expense for the year ended December 31, 2019. The agreement terminated in September 2019 in accordance with its terms.

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

10. INCOME TAXES

A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
Tax credits	10.6%	13.4%
State taxes, net of federal tax benefit	8.0%	6.1%
Non-deductible expenses	(1.8%)	(1.0%)
Change in valuation allowance	(37.8%)	(39.5%)
Effective income tax rate	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses	$72,838	$41,589
R&D credits	39,888	25,328
Deferred revenue	8,251	8,456
Deferred rent	4,219	2,966
Capitalized R&D costs	1,039	1,207
Equity compensation	1,368	883
Accrued expense and other	1,914	108
Total deferred tax assets	129,517	80,537
Deferred tax liabilities:
Depreciation	(3,726)	(2,744)
Other	(757)	—
Total deferred tax liabilities	(4,483)	(2,744)
Valuation allowance	(125,034)	(77,793)
Net deferred taxes	$—	$—

The Company has no income tax expense due to the operating loss incurred for the years ended December 31, 2020 and 2019. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not.

At December 31, 2020, the Company had $265.1 million and $271.5 million of federal and state net operating loss carryforwards, respectively, that expire at various dates through 2040. Included in the federal net operating loss carryforwards of $265.1 million is $233.6 million that can be carried forward indefinitely. At December 31, 2020, the Company had $34.2 million and $7.2 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2040. Included in the $34.2 million of federal research and development credit carryforwards is $29.0 million of orphan drug credit carryforwards. The valuation allowance increased in 2020 and 2019 by $47.2 million and $40.2 million, respectively, due to the increase in the deferred tax assets by the same amounts, primarily due to the net operating loss carryforwards and research and development tax credits not utilized.

For all years through December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s consolidated financial statements.

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

As of December 31, 2020, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2020 and 2019.

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

There were 50,265,575 and 45,116,742 shares of common stock outstanding at December 31, 2020 and 2019, respectively.

Preferred Stock—As of December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

12. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At December 31, 2020, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options (the “Evergreen Provision”). As of December 31, 2020, there were 2,397,547 shares available for future grant under the 2018 Plan. On January 1, 2021, pursuant to the Evergreen Provision, an additional 2,010,623 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2020.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP (the “ESPP Evergreen Provision”). At December 31, 2020, there were 1,039,650 shares available for future issuance under the 2018 ESPP. On January 1, 2021, pursuant to the ESPP Evergreen Provision, an additional 502,655 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2020.

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

During the year ended December 31, 2020, 83,848 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.9 million. During the year ended December 31, 2019, 55,234 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense

The Company recognizes compensation expense for awards to employees based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award, which is generally the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of publicly traded companies that are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the options was used for the expected term of options granted to non-employees. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods commensurate with the expected term of the award. The Company recognizes forfeitures as they occur.

The assumptions used in the Black-Scholes option pricing model are as follows:

	For the Years Ended December 31,
	2020	2019
Expected volatility	63.2% — 66.3%	62.4% — 64.7%
Weighted-average risk-free interest rate	0.31% — 1.73%	1.36% — 2.60%
Expected dividend yield	— %	— %
Expected term (in years)	5.5 - 6.25	6.25
Underlying common stock fair value	$9.82 - $21.75	$12.73 — $30.34

The Company recorded stock-based compensation expense related to stock options and shares purchased under the 2018 ESPP as follows:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
Research and development	$6,390	$4,164
General and administrative	6,858	3,471
	$13,248	$7,635

As of December 31, 2020, there was $29.2 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.4 years at December 31, 2020.

A summary of option activity under the Plans during the year ended December 31, 2020 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2020	4,843,018	$14.78	8.5	$33,809
Granted	1,311,200	$17.82
Exercised	(46,410)	$3.79
Cancelled/Forfeited	(266,984)	$22.75
Outstanding at December 31, 2020	5,840,824	$15.18	7.8	$12,278
Vested and expected to vest at December 31, 2020	5,840,824	$15.18	7.8	$12,278
Exercisable at December 31, 2020	2,869,589	$12.18	7.0	$10,803

The total intrinsic value of options exercised during the year ended December 31, 2020 and 2019 was $0.6 million and $1.9 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $10.39 and $12.90, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares—January 1, 2020	21,666
Vested	(18,575)
Issued	—
Repurchased	—
Unvested shares—December 31, 2020	3,091

As of December 31, 2020 and 2019, 3,091 shares and 21,666 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the consolidated balance sheets of less than $0.1 million as of each date.

13. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options and outstanding common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2020	2019
Unvested common stock from early exercise of options	3,091	21,666
Stock options to purchase common stock	5,840,824	4,843,018
Total	5,843,915	4,864,684

14. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits, while the Company contributes to the plan at the discretion of the Board of Directors. The Company’s discretionary match made under the 401(k) Plan for the years ended December 31, 2020 and 2019 was $0.7 million and $0.5 million, respectively.

15. COLLABORATION AND LICENSE AGREEMENT

Summary of Agreement

In November 2017, the Company entered into a collaboration and license agreement with Novartis (as amended, the “Collaboration Agreement”) for the research, development, manufacturing and commercialization of products using the Company’s gene-editing technology for the treatment of certain ophthalmic targets and sickle cell disease. In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement effective in August 2019. In May 2020, Novartis confirmed an ophthalmic target for a therapeutic editing program. Additionally, in accordance with the terms of the Collaboration Agreement, Novartis’ right to substitute other ophthalmic targets expired. For additional information on the Collaboration Agreement, please refer to Note 17.

Under the terms of the Collaboration Agreement, the Company granted Novartis a research license, a development and commercialization license, and a manufacturing license, under certain of its intellectual property rights to research, develop, manufacture and commercialize ophthalmic targets. Upon entering into the Collaboration Agreement in November 2017, the Company received an upfront, nonrefundable payment of $35.0 million and issued additional shares of its Series B preferred stock to Novartis for consideration of $10.0 million, in addition to the $5.0 million of Series B preferred stock Novartis had purchased in July 2017. The Company recorded the November 2017 issuance of Series B preferred stock at its estimated fair value of $11.7 million, including $1.7 million of the upfront payment, and allocated the remaining $33.3 million of the upfront payment to the Collaboration Agreement.

The Collaboration Agreement consists of a research term, where the Company and Novartis were collaborating to perform research and conduct preclinical development to identify candidates that modulate ophthalmic targets. The Collaboration Agreement also includes exploratory work on the applicability of the gene editing technology with respect to other gene targets. The Company’s obligation to perform such exploratory research was extended pursuant an amendment to the Collaboration Agreement was set to conclude in May 2021. The Company was responsible for the manufacturing of proprietary research grade human hematopoietic stem cell derived adeno-associated virus vectors (“AAVHSCs”) during the research term. Novartis agreed to reimburse research activities performed by the Company at a full-time equivalent rate (“FTE”) and manufacturing activities at cost, up to a maximum of $17.0 million during the research term, as specified and defined in the Collaboration Agreement. Novartis agreed to pay the Company a target fee of $5.0 million if the target meets certain success criteria during the research term (the “target fee trigger date”). The research term was to continue for five years from the effective date of the Collaboration Agreement. Pursuant to the Collaboration Agreement, the Company also agreed to participate on a joint steering committee and a joint manufacturing subcommittee, with equal representation from both the Company and Novartis.

Novartis had the exclusive right to develop and commercialize one ophthalmic candidate or product arising from the research activities. Subject to certain limitations pursuant to the terms of the Collaboration Agreement, Novartis agreed to fund all development and commercialization costs. The Company was responsible for manufacturing candidates and products for Novartis during the development and commercialization terms. The Company’s manufacturing activities were to be reimbursed at cost during the development term and at cost plus a margin during the commercialization term, as defined in the Collaboration Agreement. If the Company was not able to manufacture candidates or products that met the quality or quantity requirements of Novartis, then Novartis would have had the right to designate a third-party contract manufacturer or manufacture such candidates or products itself.

In accordance with the Collaboration Agreement, taking into consideration Novartis’ election to discontinue the sickle cell disease program, and the expiration of Novartis’ rights to make substitutions of an ophthalmic target, the Company was also eligible to receive up to a total of $265.0 million in milestone payments, including up to $90.0 million in development milestone payments, up to $85.0 million in regulatory milestone payments and up to $90.0 million in commercial milestone payments, with respect to the licensed products. The Company was also eligible to earn tiered royalties on net sales of licensed products by Novartis, its affiliates or sublicensees, ranging from mid-single-digit, to sub-teen double-digit percentages, and such royalties were potentially subject to various reductions and offsets. If any of the exploratory research efforts were advanced into formal research and development programs, the parties agreed to negotiate the economics including potential milestone payments for such programs at that time.

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

The Company identified only one performance obligation in the Collaboration Agreement. Therefore, the Company allocated the transaction price at the onset of the contract to the single performance obligation.

The Company recognizes revenue over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2020, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $30.2 million, and the Company will recognize this revenue as the research and manufacturing activities are performed, which was expected to occur over a period of time that was estimated to conclude in 2027.

In estimating the total costs to satisfy its single performance obligation pursuant to the Novartis agreement, the Company is required to make significant estimates including the expected time it will take to fulfill the performance obligation, which, as of December 31, 2020, was expected to be approximately ten years from the date the Collaboration Agreement was entered into, and the expected costs associated with manufacturing during the research and development terms for a novel manufacturing process as well as the probability of success of a target to move into the development phase. The Company has made estimates of such costs utilizing its experience with similar product candidates, however not identical to those in the Collaboration Agreement. In making such estimates, significant judgment is required to evaluate those key assumptions related to cost estimates. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s reported cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

During the years ended December 31, 2020 and 2019, the Company recognized revenue under the Collaboration Agreement of $2.3 million and $1.7 million, respectively, of which $0.8 million and $0.6 million was included in deferred revenue at the beginning of each such period. As of December 31, 2020 and 2019, there was approximately $30.2 million and $31.0 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of December 31, 2020 and 2019, the Company has recorded accounts receivable of $0.4 million, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the consolidated balance sheets.

16. PFIZER STOCK PURCHASE AGREEMENT

On November 9, 2020, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which the Company agreed to issue and sell to Pfizer 5,000,000 shares of the Company’s common stock through a private placement transaction (the “Private Placement”) at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. The shares of common stock sold to Pfizer are subject to a one-year lock-up from closing, during which time Pfizer is prohibited from selling or otherwise disposing of such shares.

Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal (the “ROFR”) for a 30-month period (the “ROFR Period”) beginning on the date of the closing of the Private Placement (collectively, the “ROFR Provision”), to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR Provision one time for each of HMI-102 and HMI-103 during the ROFR period. In addition to the ROFR, the Stock Purchase Agreement provides for an information sharing committee (the “Information Committee”), comprised of representatives of each company which will serve as a forum for sharing information regarding the development of HMI-102 and HMI-103 during the ROFR Period.

The Company recorded the issuance of common stock at its estimated fair value of $52.0 million, which reflects a discount for the lack of marketability of the shares. The remaining $8.0 million of aggregate purchase price was allocated to the other elements of the Stock Purchase Agreement, which represent a contract with a customer. The Company concluded that the Information Committee represents the only performance obligation under the contract. The ROFR does not provide Pfizer with a material right and is therefore not a performance obligation. As such, the Company allocated the $8.0 million to the Information Committee obligation.

The Company will recognize revenue over time as the measure of progress which it believes best depicts the transfer of control to Pfizer. The Information Committee will meet regularly over the ROFR Period to share information which results in recognition of the transaction price over the 30-month ROFR Period.

During the year ended December 31, 2020, the Company recognized collaboration of $0.4 million, and as of December 31, 2020, there was approximately $7.6 million of deferred revenue related to the Company’s obligation to Pfizer.

17. SUBSEQUENT EVENT

On February 26, 2021, Homology received notice from Novartis that they had elected to terminate the Collaboration Agreement with the Company, with respect to the remaining ophthalmic target under the Collaboration Agreement. Accordingly, the notice served as notice of Novartis’ termination of the Collaboration Agreement in its entirety, which will be effective on August 26, 2021. As a result of the termination of the Collaboration Agreement, Homology regained worldwide exclusive rights from Novartis to research, develop, manufacture and commercialize Homology’s proprietary nuclease-free gene editing technology platform for an ophthalmic target (see Note 15). Homology announced its plans to continue to advance the program toward naming a development candidate. The Company and Novartis believe that results of studies conducted under the Collaboration Agreement provide early proof-of-principle and support a nuclease-independent approach to editing of relevant cell types in the eye after sub-retinal injection, and are the subject of a planned presentation at an upcoming scientific meeting.

 * * * * *