Form 10-Q
period 2021-03-31
Homology Medicines, Inc.
filed 2021-05-06
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 57,083,955 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, the sufficiency of our cash and cash equivalents to fund our operations, business strategy, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under “Summary Risk Factors” below and in the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•

we intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the timelines and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate;

•

the clinical trial and regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates;

•	the COVID-19 pandemic could continue to adversely impact our business, including our preclinical studies and clinical trials;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$104,416	$217,431
Short-term investments	84,233	-
Prepaid expenses and other current assets	3,003	2,133
Total current assets	191,652	219,564
Property and equipment, net	36,153	37,002
Right-of-use assets	5,618	5,897
Restricted cash	1,274	1,274
Total assets	$234,697	$263,737
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,878	$4,722
Accrued expenses and other liabilities	5,423	9,803
Operating lease liabilities	2,323	2,501
Deferred revenue	5,184	5,632
Total current liabilities	17,808	22,658
Non-current liabilities:
Operating lease liabilities, net of current portion	12,498	12,941
Deferred revenue, net of current portion	3,562	32,143
Total liabilities	33,868	67,742
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 50,487,649 and 50,268,666 shares issued as of March 31, 2021 and December 31, 2020, respectively; and 50,485,569 and 50,265,575 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	530,288	524,358
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(329,441)	(328,368)
Total stockholders’ equity	200,829	195,995
Total liabilities and stockholders' equity	$234,697	$263,737

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended March 31,
	2021	2020
Collaboration revenue	$29,305	$588
Operating expenses:
Research and development	21,755	29,310
General and administrative	8,661	7,770
Total operating expenses	30,416	37,080
Loss from operations	(1,111)	(36,492)
Other income:
Interest income	38	1,161
Total other income	38	1,161
Net loss	$(1,073)	$(35,331)
Net loss per share-basic and diluted	$(0.02)	$(0.78)
Weighted-average common shares outstanding-basic and diluted	50,363,579	45,151,265

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2021	2020
Net loss	$(1,073)	$(35,331)
Other comprehensive (loss):
Change in unrealized gain (loss) on available for sale securities, net	(23)	(202)
Total other comprehensive loss	(23)	(202)
Comprehensive loss	$(1,096)	$(35,533)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2020	45,116,742	$4	$457,994	$183	$(199,674)	$258,507
Vesting of common stock from option exercises	15,542	—	12	—	—	12
Issuance of common stock from option exercises	34,311	—	135	—	—	135
Issuance of common stock pursuant to employee stock purchase plan	39,471	—	537	—	—	537
Stock-based compensation	—	—	2,883	—	—	2,883
Other comprehensive loss	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(35,331)	(35,331)
Balance at March 31, 2020	45,206,066	$4	$461,561	$(19)	$(235,005)	$226,541

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	50,265,575	$5	$524,358	$—	$(328,368)	$195,995
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	55,277	—	143	—	—	143
Issuance of common stock pursuant to employee stock purchase plan	48,792	—	446	—	—	446
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	114,914	—	1,454	—	—	1,454
Stock-based compensation	—	—	3,883	—	—	3,883
Other comprehensive loss	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(1,073)	(1,073)
Balance at March 31, 2021	50,485,569	$5	$530,288	$(23)	$(329,441)	$200,829

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,073)	$(35,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,080	1,907
Noncash lease expense	279	221
Stock-based compensation expense	3,883	2,883
Accretion of discount (amortization of premium) on short-term investments	162	(175)
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(870)	1,087
Accounts payable	(100)	4,841
Accrued expenses and other liabilities	(4,540)	(535)
Deferred revenue	(29,029)	(203)
Operating lease liabilities	(621)	(541)
Net cash used in operating activities	(29,823)	(25,846)
Cash flows from investing activities:
Purchases of short-term investments	(84,418)	—
Maturities of short-term investments	—	117,030
Purchases of property and equipment	(817)	(2,033)
Net cash (used in) provided by investing activities	(85,235)	114,997
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs	1,454	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	446	537
Proceeds from issuance of common stock from option exercises	143	135
Payment of deferred offering costs	—	(225)
Net cash provided by financing activities	2,043	447
Net change in cash, cash equivalents and restricted cash	(113,015)	89,598
Cash, cash equivalents and restricted cash, beginning of period	218,705	55,048
Cash, cash equivalents and restricted cash, end of period	$105,690	$144,646
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$4	$12
Property and equipment additions included in accounts payable	$367	$405
Property and equipment additions included in accrued expenses and other liabilities	$164	$23
Unrealized loss on available for sale securities, net	$(23)	$(202)
Deferred offering costs included in accounts payable and accrued expenses	$—	$77

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

On November 9, 2020, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which the Company sold to Pfizer 5,000,000 shares of the Company’s common stock through a private placement transaction (the “Private Placement”) at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million (see Note 11).

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (as amended, the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by the Company of up to an aggregate $148.4 million of its common stock. During the three months ended March 31, 2021, the Company sold 114,914 shares of common stock under the Sales Agreement, at an average price of approximately $14.00 per share, raising aggregate net proceeds of approximately $1.5 million after deducting an aggregate commission of 3% and issuance costs. As of March 31, 2021, there remained $148.4 million of common stock available for sale under the ATM.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through March 31, 2021, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10) and its private placement with Pfizer. During the three months ended March 31, 2021, the Company incurred a net loss of $1.1 million and as of March 31, 2021, had $329.4 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that cash and cash equivalents and short-term investments as of March 31, 2021, together with the approximately $49.4 million in net proceeds received from a follow-on offering of the Company’s common stock in April 2021 (see Note 12), will enable the Company to continue its operations into the first quarter of 2023. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K on file with the SEC.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2021, and consolidated results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$104,416	$143,372
Restricted cash	1,274	1,274
Total cash, cash equivalents and restricted cash	$105,690	$144,646

Short-Term Investments—Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments have maturities of greater than 90 days at the time of purchase and mature within one year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying security. Such amortization and accretion, together with interest on securities, are included in interest income in the Company’s condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income.

Offering Costs—The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with equity financings as other current assets until the transactions are completed. After equity financings are complete, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Leases—The Company determines if an arrangement is a lease at contract inception. The Company’s contracts are determined to contain a lease when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset.

At the commencement date, operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company’s lease agreements do not provide an implicit rate. As a result, the Company utilizes an estimated incremental borrowing rate to discount lease payments, which is based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or lease incentives received. Operating lease cost is recognized over the expected term on a straight-line basis. The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. Variable lease cost is recognized as incurred.

The Company acts as sublessor related to a sublease of the Company's former headquarters. Fixed sublease payments received are recognized on a straight-line basis over the sublease term and recorded as a reduction to lease cost. Right-of-use assets are periodically evaluated for impairment.

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

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Net Loss per Share—Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, restricted stock units and unvested shares of common stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted ASU 2020-10 on January 1, 2021. The adoption of ASU 2020-10 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. SHORT-TERM INVESTMENTS

The Company may invest its excess cash in fixed income instruments denominated and payable in U.S. dollars, including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The Company has designated all investments as available-for-sale and therefore such investments are reported at fair value and classified as short-term investments on the Company’s condensed consolidated balance sheets. Unrealized gains or losses on investments are recorded in accumulated other comprehensive income or loss, a component of stockholders’ equity, on the Company’s condensed consolidated balance sheets.

The following table summarizes the Company’s short-term investments as of March 31, 2021:

As of March 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$48,941	$—	$—	$48,941
Corporate debt securities	35,315	1	(24)	35,292
Total	$84,256	$1	$(24)	$84,233

The Company had no short-term investments as of December 31, 2020.

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three months ended March 31, 2021 and 2020. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	March 31, 2021	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$104,166	$104,166	$—	$—
Total cash equivalents	$104,166	$104,166	$—	$—
Short-term investments:
Commercial paper	$48,941	$—	$48,941	$—
Corporate debt securities	35,292	—	35,292	—
Total short-term investments	$84,233	$—	$84,233	$—
Total financial assets	$188,399	$104,166	$84,233	$—

Description	December 31, 2020	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$217,181	$217,181	$—	$—
Total financial assets	$217,181	$217,181	$—	$—

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

There were no transfers between fair value measure levels during the three months ended March 31, 2021 and 2020.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$13,563	$12,703
Manufacturing equipment	7,815	7,754
Computers and purchased software	1,596	1,596
Furniture and fixtures	1,363	1,363
Leasehold improvements	29,961	29,961
Assets not yet in service	250	—
Property and equipment, at cost	54,548	53,377
Less: accumulated depreciation and amortization	(18,395)	(16,375)
Property and equipment, net	$36,153	$37,002

Depreciation expense for the three months ended March 31, 2021 was approximately $2.1 million, compared to $1.9 million for the three months ended March 31, 2020. The Company disposed of less than $0.1 million of property and equipment during the three months ended March 31, 2021. There were no disposals of property and equipment during the three months ended March 31, 2020.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$3,321	$6,902
Accrued research and development expenses	1,272	2,393
Accrued professional fees	461	291
Accrued other	369	217
Total accrued expenses and other liabilities	$5,423	$9,803

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

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. Rent became due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet started in March 2019. The initial annual base rent was $39.50 per square foot and increases by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. The lease agreement entered into in December 2017 allowed for a tenant improvement allowance not to exceed $10.9 million, which the Company received in full, to be applied to the total cost of tenant improvements to the leased premises. The unamortized balance of the tenant improvement allowance was included in deferred rent incentives and has been recorded as a reduction to the operating right-of-use asset upon adoption of the new leasing standards.

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million as of March 31, 2021 and December 31, 2020, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs, variable lease costs and sublease income:

	Three months ended March 31,
	2021	2020
	(in thousands)
Operating lease costs	$623	$623
Variable lease costs	459	528
Sublease income	(235)	(228)
Net lease cost	$847	$923

The maturities of our operating lease liabilities and minimum lease payments as of March 31, 2021 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2021	2,863
2022	2,987
2023	3,077
2024	3,169
Thereafter	7,197
Total undiscounted lease payments	$19,293
Less: imputed interest	(4,472)
Present value of operating lease liabilities	$14,821

The following table summarizes the lease term and discount rate as of March 31, 2021:

As of March 31, 2021
Weighted-average remaining lease term (years)
Operating leases	5.7
Weighted-average discount rate
Operating leases	10.0%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities.

	Three months ended March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$965	$943

8. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At March 31, 2021, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2021, an additional 2,010,623 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2020. As of March 31, 2021, there were 2,574,959 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2021, an additional 502,655 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2020. As of March 31, 2021, there were 1,493,513 shares available for future issuance under the 2018 ESPP.

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

During the three months ended March 31, 2021, 48,792 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. During the three months ended March 31, 2020, 39,471 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.5 million. Stock-based compensation expense pursuant to the 2018 ESPP during the three months ended March 31, 2021 and 2020 was insignificant in each period.

Stock Options

The fair values of stock options granted during the periods presented are measured on the date of grant using the Black-Scholes option pricing model, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of publicly traded companies that are similar to the Company. The expected term of options granted to employees was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The contractual life of the options was used for the expected term of options granted to non-employees. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods commensurate with the expected term of the award. The Company recognizes forfeitures as they occur.

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended March 31,
	2021	2020
Expected volatility	66.8% — 67.1%	63.2% — 63.5%
Weighted-average risk-free interest rate	0.50% — 0.76%	0.74% — 1.73%
Expected dividend yield	— %	— %
Expected term (in years)	6.25	6.25
Underlying common stock fair value	$11.64 — $13.91	$17.00 — $21.75

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2021	5,840,824	$15.18	7.8	$12,278
Granted	1,628,650	$13.81
Exercised	(55,277)	$2.43
Cancelled/Forfeited	(72,839)	$19.40
Outstanding at March 31, 2021	7,341,358	$14.93	8.1	$8,684
Vested and expected to vest at March 31, 2021	7,341,358	$14.93	8.1	$8,684
Exercisable at March 31, 2021	3,199,381	$12.78	7.0	$8,100

The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2021 and 2020 was $8.37 and $12.47, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2021	3,091
Vested	(1,011)
Issued	—
Repurchased	—
Unvested shares - March 31, 2021	2,080

As of March 31, 2021 and December 31, 2020, 2,080 shares and 3,091 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of less than $0.1 million as of March 31, 2021 and December 31, 2020.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in three equal installments on January 1st of each year. The following table summarizes the Company’s RSU activity for the three months ended March 31, 2021:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2021	-	$—
Granted	277,400	$13.85
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2021	277,400	$13.85

Stock-based Compensation Expense

The Company recognizes compensation expense for awards to employees based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award, which is generally the vesting period. The Company recorded stock-based compensation expense related to stock options and restricted stock units as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Research and development	$1,857	$1,313
General and administrative	2,026	1,570
	$3,883	$2,883

As of March 31, 2021, there was $42.3 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.8 years at March 31, 2021.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which include unvested common stock from the early-exercise of stock options, outstanding common stock options and outstanding RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at March 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
Unvested common stock from early exercise of options	2,080	6,124
Stock options to purchase common stock	7,341,358	5,447,815
Restricted Stock Units	277,400	—
Total	7,620,838	5,453,939

10. COLLABORATION AND LICENSE AGREEMENT

Termination of the Novartis Collaboration Agreement

In November 2017, the Company entered into a collaboration and license agreement with Novartis (as amended, the “Collaboration Agreement”) for the research, development, manufacturing and commercialization of products using the Company’s gene editing technology for the treatment of certain ophthalmic targets and sickle cell disease. In February 2019, Novartis elected to discontinue the sickle cell disease program under the Collaboration Agreement effective in August 2019. Under the terms of the Collaboration Agreement, the Company granted Novartis a research license, a development and commercialization license and a manufacturing license, under certain of its intellectual property rights to research, develop, manufacture and commercialize ophthalmic targets. The Collaboration Agreement included a research term, during which the Company and Novartis were collaborating to perform research and preclinical development work, as well development and commercialization terms, during which the Company would be responsible for manufacturing all product candidates and products. The Company and Novartis were also participating on a joint steering committee and a joint manufacturing subcommittee. The Company had determined that the (1) research, development and commercialization and manufacturing licenses, (2) the research activities performed by the Company, (3) service on the joint committees and (4) manufacturing during the research and development terms represented a single performance obligation under the Collaboration Agreement.

On February 26, 2021, Homology received notice from Novartis that they had elected to terminate the Collaboration Agreement with the Company with respect to the remaining ophthalmic target under the Collaboration Agreement and as a result, the Company regained worldwide exclusive rights to this target. Accordingly, the notice served as notice of Novartis’ termination of the Collaboration Agreement in its entirety, which will be effective on August 26, 2021. Under the terms of the Collaboration Agreement, Novartis is obligated to continue to reimburse the Company for certain research and development costs through August 26, 2021. Upon effectiveness of the termination, such reimbursements will cease.

The delivery of the termination notice caused a change in the estimate of total costs to satisfy the single performance obligation under the Collaboration Agreement. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation was recorded in the current period when the changes were identified and amounts could be reasonably estimated. As such, the Company recognized a cumulative effect adjustment of approximately $26.9 million in collaboration revenue in the period.

Revenue Recognition

The Company recognizes revenue pursuant to the Collaboration Agreement over time using a cost-to-cost method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of March 31, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $2.0 million, and the Company will recognize this revenue as the remaining research activities are performed, which will conclude on August 26, 2021.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue under the Collaboration Agreement of $28.5 million and $0.6 million, respectively, of which $28.2 million and $0.2 million was included in deferred revenue at the beginning of each such period. As of March 31, 2021 and December 31, 2020, there was approximately $2.0 million and $30.2 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of March 31, 2021 and December 31, 2020, the Company has recorded accounts receivable of $0.3 million and $0.4 million, respectively, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of each such date.

11. PFIZER STOCK PURCHASE AGREEMENT

On November 9, 2020, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which the Company sold to Pfizer 5,000,000 shares of the Company’s common stock through a private placement transaction (the “Private Placement”) at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. The shares of common stock sold to Pfizer are subject to a one-year lock-up from closing, during which time Pfizer is prohibited from selling or otherwise disposing of such shares.

Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal (the “ROFR”) for a 30-month period (the “ROFR Period”) beginning on the date of the closing of the Private Placement (collectively, the “ROFR Provision”), to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR Provision one time for each of HMI-102 and HMI-103 during the ROFR period. In addition to the ROFR, the Stock Purchase Agreement provides for an information sharing committee (the “Information Committee”), comprised of representatives of each company, which will serve as a forum for sharing information regarding the development of HMI-102 and HMI-103 during the ROFR Period.

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

The Company recognizes revenue over time as the measure of progress, which it believes best depicts the transfer of control to Pfizer. The Information Committee will meet regularly over the ROFR Period to share information which results in recognition of the transaction price over the 30-month ROFR Period.

During the three months ended March 31, 2021, the Company recognized collaboration revenue of $0.8 million, and as of March 31, 2021, there was approximately $6.8 million of deferred revenue related to the Company’s obligation to Pfizer.

12. SUBSEQUENT EVENTS

On April 6, 2021, the Company completed a follow-on offering of its common stock. The Company sold 6,596,306 shares of its common stock at a price of $7.58 per share and received net proceeds of approximately $49.4 million, after deducting estimated offering expenses. Under the terms of the underwriting agreement, the Company also granted the underwriter an option exercisable for 30 days to purchase up to an additional 989,445 shares of its common stock at a price of $7.58 per share. The offering closed on April 9, 2021. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3, as amended, and a related prospectus supplement filed with the SEC on April 8, 2021.

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

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by curing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo either through gene therapy or nuclease-free gene editing across a broad range of genetic disorders. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, muscle and eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited from either gene therapy or gene editing for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel both gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our dual technology platform will allow us to provide transformative cures using either modality.

The unique properties of our proprietary family of 15 AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, which are known to significantly increase the risk of unwanted modifications.

We have fully integrated process development and Good Manufacturing Practice, or GMP, manufacturing capabilities that support the full breadth and flexibility of our AAVHSC capsid library. Our process development expertise covers all gene therapy and gene editing development functions and incorporates deep characterization and understanding of vector design and their consequences. Our manufacturing process is a versatile system that rapidly delivers high quality vector at scale. The manufacturing capacity within our 25,000-square-foot GMP manufacturing facility includes multi-suite and multi-product capabilities to support our clinical development programs in both gene therapy and gene editing and we are now producing all of the clinical material for the pheNIX trial in this facility. Our ‘plug and play’ manufacturing process and platform is a commercial manufacturing process that has successfully produced several of our product candidates. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have successfully executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale.

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

HMI-102 for the Treatment of PKU in Adult Patients

We are currently in Phase 2 of the pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy for the treatment of adults with phenylketonuria, or PKU. In November 2020, we reported positive safety and efficacy clinical data from the dose-escalation phase of the trial. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). The results showed that HMI-102 was generally well-tolerated, and resulted in marked reductions in phenylalanine, or Phe, and the Phe-to-tyrosine, or Tyr, ratio, or the Phe-to-Tyr ratio, at two doses. Phe is a registrable endpoint in PKU, and the Phe-to-Tyr ratio is a clinically relevant diagnostic measurement for PKU. Based on the safety and efficacy results observed in the dose-escalation phase, we have selected and advanced two doses to the randomized, concurrently controlled, dose expansion Phase 2 portion of the pheNIX trial, which has the potential to be converted to a registrational trial. We expect to report initial clinical data from the dose expansion portion of the trial by the end of 2021.

Other Product Candidates

We are currently progressing two gene therapy product development candidates for the treatment of lysosomal storage diseases: HMI-203 for the treatment of mucopolysaccharidosis type II (MPS II), or Hunter syndrome, and HMI-202 for the treatment of metachromatic leukodystrophy, or MLD.

We are in later-stage IND-enabling studies with HMI-203, an in vivo gene therapy product development candidate for the treatment of Hunter syndrome. HMI-203 is a potential one-time AAVHSC treatment designed to deliver functional copies of the IDS gene to multiple target organs, including those in the PNS and CNS, following a single I.V. administration. In preclinical studies, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S, or hI2S, enzyme expression, leading to a significant reduction in heparan sulfate glycosaminoglycan, or GAG, levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant changes in skeletal deformities compared with vehicle. We expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-203 in 2021.

We completed IND-enabling studies with HMI-202, a gene therapy CNS product development candidate for the treatment of MLD. We have generated preclinical data that demonstrate that a single I.V. administration of HMI-202 crossed the blood-brain and blood-nerve-barriers and led to sustained reduction of sulfatides in all brain regions of the disease model. We are applying the learnings from the IND-enabling studies to further optimize an HMI-202 vector that may lead to a better therapeutic profile.

We are in later-stage IND-enabling studies with HMI-103, our lead gene editing development candidate for the treatment of PKU in pediatric patients. We have generated in vivo preclinical data demonstrating Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In addition, using quantitative molecular methods, we have demonstrated achievement of gene integration efficiencies in a humanized murine liver model that corresponded with Phe correction in the PKU murine model. These findings were peer-reviewed and published in PLOS ONE in May 2020. We expect to initiate a Phase 1/2 dose-escalation clinical trial with HMI-103 in adult PKU patients in 2021.

In April 2021, we announced a new gene therapy monoclonal antibody platform, GTx-mAb, which is a new way to leverage our AAVHSCs to deliver one-time in vivo gene therapy to produce antibodies in the liver. In support of the GTx-mAb platform, we announced preclinical data targeting complement protein 5, demonstrating proof of concept that our AAVHSCs delivered vectors at a high efficiency to the liver and secreted antibodies throughout the body, resulting in sustained expression levels consistent with C5 antibody therapeutics in a humanized murine model. We plan to name a development candidate in a new therapeutic area from this platform in 2021, demonstrating the broader capability of our AAVHSCs, which we believe may allow us to target diseases with larger patient populations in the future.

License Agreements

On February 26, 2021, we received notice from Novartis Institutes of BioMedical Research, Inc., or Novartis, that they had elected to terminate the collaboration and license agreement with respect to the ophthalmic target, which was the only remaining target under the agreement. Accordingly, the notice served as notice of Novartis’ termination of the agreement in its entirety, with an effective date of August 26, 2021, which is six months from the date of the notice. Novartis has agreed to work with us to effect the orderly wind-down of activities in accordance with the agreement. Novartis acknowledged that the data we generated support gene editing in retinal cells in a rare ophthalmic disease, providing early proof-of-principle for further research using this approach. See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Novartis collaboration and license agreement.

Financial Overview

Since our inception in 2015 through March 31, 2021, we have raised approximately $541 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments and preferred stock financings. Included in our net proceeds is $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance HMI-102 and our other product candidates through clinical development and commercialization. We believe that our compelling preclinical data, positive clinical data with HMI-102, scientific expertise, product development strategy, manufacturing capabilities and robust intellectual property position us as a leader in the development of genetic medicines.

On April 6, 2021, we completed a follow-on offering of our common stock. We sold 6,596,306 shares of our common stock at a price of $7.58 per share and received net proceeds of approximately $49.4 million, after deducting estimated offering expenses. Under the terms of the underwriters’ agreement, we also granted an option exercisable for 30 days to purchase up to an additional 989,445 shares of our common stock at a price of $7.58 per share. The offering closed on April 9, 2021. The shares were sold pursuant to our effective shelf registration statement on Form S-3, as amended, and a related prospectus supplement filed with the SEC on April 8, 2021.

On November 9, 2020, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Pfizer pursuant to which Pfizer purchased 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. For additional information, see “Liquidity and Capital Resources.”

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing our lead product candidate, HMI-102 for the treatment of PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, advancing HMI-103, HMI-203, and HMI-202 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $29.3 million and $0.6 million in collaboration revenue for the three months ended March 31, 2021 and 2020, respectively. Collaboration revenue for the three months ended March 31, 2021 includes the recognition of approximately $28.5 million of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021, and is therefore not expected to continue in future quarters. Since inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2021 and 2020 were $1.1 million and $35.3 million, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $329.4 million and $328.4 million, respectively.

Our total operating expenses were $30.4 million and $37.1 million for the three months ended March 31, 2021 and 2020, respectively. We expect our operating expenses to increase in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, development activities including IND-enabling studies and clinical trials associated with our other product candidates, including HMI-103, our gene editing product candidate for PKU, for which we intend to initiate a Phase 1/2 clinical trial this year, HMI-203, our gene therapy product candidate for Hunter syndrome, for which we intend to initiate a Phase 1/2 clinical trial this year, HMI-202, our gene therapy product candidate for MLD, for which we are focusing on optimization of the vector, and research activities in additional therapeutic areas to expand our pipeline, including the addition of our GTx-mAb platform, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the costs, timing, and results of our ongoing research and development efforts, including clinical trials, for HMI-102;
•	the costs, timing, and results of our ongoing research and development efforts for HMI-103, HMI-203 and HMI-202, all of which are in IND-enabling studies;
•	the costs, timing, and results of our research and development efforts for current and future product candidates in our gene therapy and gene editing pipeline;
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

We believe that cash and cash equivalents and short-term investments as of March 31, 2021, together with the approximately $49.4 million in net proceeds received from a follow-on offering of our common stock in April 2021, will enable us to fund our current projected operating expenses and capital expenditure requirements into the first quarter of 2023 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of HMI-103, our lead gene editing product candidate for PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, HMI-203, our lead CNS/PNS gene therapy product candidate for Hunter syndrome, through IND-enabling studies and into a Phase 1/2 clinical trial, and HMI-202, a CNS gene therapy product candidate for MLD, through additional preclinical studies as we focus on optimizing the program’s vector, the continued scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $29.3 million in collaboration revenue for the three months ended March 31, 2021, primarily related to the termination of the Novartis collaboration and license agreement (see Notes 10 and 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended March 31,
(in thousands)	2021	2020	Change
HMI-102 external development costs	$6,199	$11,433	$(5,234)
Other development-stage programs' external development costs	3,559	5,814	(2,255)
Employee-related costs	11,316	10,158	1,158
Other research and development costs	681	1,905	(1,224)
Total research and development expenses	$21,755	$29,310	$(7,555)

Research and development activities are central to our business model. We expect that our research and development expenses will increase for the foreseeable future as we advance clinical trials of HMI-102 for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial, continue to advance HMI-103, HMI-203 and HMI-202 through IND-enabling studies and into clinical trials and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of HMI-102 and IND-enabling studies and future clinical trials of our other product candidates in development or any other future product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of HMI-102, our other product candidates in development and any other future product candidate we may develop will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of clinical trials of HMI-102, HMI-103, HMI-203 and HMI-202, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to HMI-102, HMI-103, HMI-203, HMI-202 and any other product candidates we may develop. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, compliance with the Sarbanes-Oxley Act of 2002, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has decreased due to lower yields on invested funds as well as lower invested balances during the three months ended March 31, 2021, as compared to the same period in 2020. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended March 31, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020	Change
Collaboration revenue	$29,305	$588	28,717
Operating expenses:
Research and development	21,755	29,310	(7,555)
General and administrative	8,661	7,770	891
Total operating expenses	30,416	37,080	(6,664)
Loss from operations	(1,111)	(36,492)	35,381
Other income:
Interest income	38	1,161	(1,123)
Net loss	$(1,073)	$(35,331)	$34,258

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2021 was $29.3 million, compared to $0.6 million for the three months ended March 31, 2020. Collaboration revenue includes the recognition of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021. As a result, we recognized approximately $28.5 million as collaboration revenue upon receipt of the termination notice. The remaining balance of deferred revenue pursuant to the collaboration and license agreement with Novartis will be recognized as the Company continues to perform the remaining activities under the collaboration and license agreement during the notice period, which ends on August 26, 2021. In addition, we recognized collaboration revenue of $0.8 million related to the Stock Purchase Agreement with Pfizer.

Research and Development Expenses

	Three months ended March 31,
(in thousands)	2021	2020	Change
HMI-102 external development costs	$6,199	$11,433	$(5,234)
Other development-stage programs' external development costs	3,559	5,814	(2,255)
Employee-related costs	11,316	10,158	1,158
Other research and development costs	681	1,905	(1,224)
Total research and development expenses	$21,755	$29,310	$(7,555)

Research and development expenses for the three months ended March 31, 2021 were $21.8 million, compared to $29.3 million for the three months ended March 31, 2020. The decrease of $7.6 million was primarily due to a decrease of $5.2 million in direct research expenses for HMI-102 due to higher expenses in the prior year related to the accelerated procurement of raw materials and other supplies for manufacturing drug product for the Phase 1/2 pheNIX clinical trial as part of our risk mitigation efforts in response to the COVID-19 pandemic. Additionally, the continued optimization of our ‘plug and play’ manufacturing process and platform has created efficiencies across all of our programs that directly reduced spend for clinical trial and other materials and decreased reliance on outside contract manufacturing organizations. Partially offsetting these decreases was a $1.2 million increase in employee-related costs due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $8.7 million, compared to $7.8 million for the three months ended March 31, 2020. The increase of $0.9 million was primarily due to an increase in employee-related expenses of $1.0 million, which included $0.5 million of increased stock-based compensation expense, an increase in audit and legal costs of $0.3 million, an increase in market research costs of $0.2 million and an increase in insurance of $0.2 million, partially offset by a decrease in consulting expense of $0.5 million and a decrease in facilities costs of $0.5 million.

Interest Income

Interest income for the three months ended March 31, 2021 was less than $0.1 million, compared to $1.2 million for the three months ended March 31, 2020. The decrease was the result of lower invested balances in cash, cash equivalents and short-term investments for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as well as lower yields on invested funds.

Net Loss

Net loss for the three months ended March 31, 2021 was $1.1 million, compared to $35.3 million for the three months ended March 31, 2020. The decrease in net loss was primarily due to the increase in collaboration revenue discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock and through an up-front payment from a collaboration partner. Since our inception in 2015 through March 31, 2021, we have raised approximately $541 million in aggregate net proceeds through our IPO in April 2018, a follow-on public offering of common stock in April 2019, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments and preferred stock financings. Included in our net proceeds is $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer through a private placement transaction.

Equity Offerings and ATM Program

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020 (as amended, the Shelf). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by us of up to an aggregate $148.4 million of our common stock. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the three months ended March 31, 2021, we sold 114,914 shares of common stock under the Sales Agreement, at an average price of approximately $14.00 per share, raising aggregate net proceeds of approximately $1.5 million after deducting an aggregate commission of 3% and issuance costs. As of March 31, 2021, there was $148.4 million of common stock remaining available for sale under the ATM.

On April 6, 2021, we completed a follow-on offering of our common stock. We sold 6,596,306 shares of our common stock at a price of $7.58 per share and received net proceeds of approximately $49.4 million, after deducting estimated offering expenses. Under the terms of the underwriting agreement, we also granted the underwriter an option exercisable for 30 days to purchase up to an additional 989,445 shares of our common stock at a price of $7.58 per share. The offering closed on April 9, 2021. The shares were sold pursuant to our effective shelf registration statement on Form S-3, as amended, and a related prospectus supplement filed with the SEC on April 8, 2021.

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

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $188.6 million and $217.4 million as of March 31, 2021 and December 31, 2020, respectively. We had no indebtedness as of March 31, 2021 and December 31, 2020.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(29,823)	$(25,846)
Net cash provided by (used in) investing activities	(85,235)	114,997
Net cash provided by financing activities	2,043	447
Net change in cash, cash equivalents and restricted cash	$(113,015)	$89,598

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $29.8 million. This was primarily due to a $1.1 million net loss and a decrease of $35.2 million in operating assets and liabilities, which includes the recognition of $28.5 million of deferred revenue during the three months ended March 31, 2021 in connection with Novartis’ decision to terminate the collaboration and license agreement as discussed in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These decreases were partially offset by net non-cash expenses of $6.4 million, which includes $3.9 million of stock-based compensation expense and $2.1 million of depreciation expense.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $85.2 million, attributable to purchases of short-term investments of $84.4 million and purchases of property and equipment of $0.8 million.

Net cash provided by investing activities for the three months ended March 31, 2020 was $115.0 million, attributable to maturities of short-term investments of $117.0 million, partially offset by purchases of property and equipment of $2.0 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $2.0 million, primarily due to proceeds from the issuance of common stock pursuant to the ATM and employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.5 million, primarily due to proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

Funding Requirements

Our operating expenses increased in 2020 and are expected to increase for the remainder of 2021 and in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, and our preclinical activities including IND-enabling studies and expected Phase 1/2 clinical trials, continue to scale-up our manufacturing processes, engage with CMOs, manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase as we expand our operations.

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

We believe that our existing cash and cash equivalents and short-term investments, together with the approximately $49.4 million in net proceeds received from a follow-on offering of our common stock in April 2021, will enable us to fund our current projected operating expenses and capital expenditure requirements into the first quarter of 2023, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of HMI-103 our lead in vivo gene editing product candidate for PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, HMI-203, our lead CNS/PNS gene therapy product candidate for Hunter syndrome, through IND-enabling studies and into a Phase 1/2 clinical trial, and HMI-202, a CNS gene therapy product candidate for MLD, through additional preclinical studies as we focus on optimizing the program’s vector, the continued scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the progress, costs and results of our preclinical development and initial clinical trials for HMI-102 including the pheNIX Phase 1/2 clinical trial, HMI-103, HMI-203 and HMI-202;
•	the progress, costs and results of our additional research and preclinical development programs in gene therapy and gene editing;
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

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2021 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents and short-term investments of $188.6 million, or 80.4% of our total assets at March 31, 2021, and $217.4 million, or 82.4% of our total assets at December 31, 2020. Interest income earned on these assets was less than $0.1 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At March 31, 2021, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2021 and December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $1.1 million and $35.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of approximately $329.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

•	acquire or in-license other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under current and any future in-license agreements; and
•	further expand our Good Manufacturing Practices, or GMP manufacturing capacity.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, together with the approximately $49.4 million in net proceeds received from a follow-on offering of our common stock in April 2021, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of our lead gene editing product candidate, HMI-103, and our gene therapy product candidates, HMI-202 and HMI-203, the scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of HMI-102, HMI-103, HMI-202, HMI-203 and any other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

•	other evidence demonstrates that the product candidate is not shown to be safe or effective under the conditions of use; or
•	we fail to conduct any required post-approval trial of the product candidate with due diligence

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither HMI-102, HMI-103, HMI-202, HMI-203, nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to file for substantive review any BLAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the entire ACA is invalid based primarily on the fact that the Tax Cuts and Jobs Act of 2017 repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate”. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will affect our business or financial condition.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and regulations implemented thereunder, which also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

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

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers. For instance, in the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations, are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and Member States level. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g. annual) basis; and

•

similar laws governing the privacy and security of certain protected information, in the EU and other jurisdictions including the General Data Protection Regulation or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area (including health data). Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to the status of the UK as an “adequate country” for the purposes of data transfers outside the EEA. From January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated, in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently own two registered trademarks and two pending trademark applications in the United States, as well as 20 registered trademarks and 15 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 21% of our outstanding voting stock as of March 31, 2021. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible, or will soon become eligible, to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements, if applicable. Additionally, on November 9, 2020, we entered into a stock purchase agreement with Pfizer, pursuant to which Pfizer purchased 5.0 million shares of our common stock through a private placement transaction. The shares of common stock sold in the Pfizer private placement are subject to a one-year lock-up from closing, during which time Pfizer is prohibited from selling or otherwise disposing of such shares. Pfizer also has rights, subject to specified conditions, to require us to file a Registration Statement on Form S-3 to register the shares of common stock sold in the Pfizer private placement. Once any such registration statement is declared effective, these shares can be freely sold on the public market.

In addition, we, our executive officers and our directors, as well as certain of our affiliates holding collectively approximately 10.3 million shares of our common stock, have agreed that, subject to certain exceptions, during the period ending 45 days after the date of the prospectus supplement filed in connection with our April 2021 public offering, we and they will not offer, pledge, sell or contract to sell any common stock, sell any option or contract to purchase any common stock, purchase any option or contract to sell any common stock, grant any option, right or warrant for the sale of any common stock, lend or otherwise dispose of or transfer any common stock, request or demand that we file or make a confidential submission of a registration statement related to the common stock, or enter into any swap or other agreement that transfers, in whole or in part, the economic consequence of ownership of any common stock whether any such swap or transaction is to be settled by delivery of shares or other securities, in cash or otherwise, without, in each case, the prior written consent of BTIG, LLC, who may release any of the securities subject to these lock-up agreements at any time without notice; provided, however, that such certain affiliate shareholders may sell collectively up to approximately 1.0 million shares of such common stock after 30 days from the date of the prospectus supplement filed in connection with our April 2021 public offering.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/2018

3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMOLOGY MEDICINES, INC.

Date: May 6, 2021	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 6, 2021	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)