Form 10-Q
period 2021-09-30
Homology Medicines, Inc.
filed 2021-11-15
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 57,150,274 shares of common stock, $0.0001 par value per share, outstanding.

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
•
we and our contract manufacturers are subject to significant regulation with respect to manufacturing our products, and the manufacturing facilities on which we rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$95,829	$217,431
Short-term investments	91,722	—
Prepaid expenses and other current assets	4,266	2,133
Total current assets	191,817	219,564
Property and equipment, net	32,697	37,002
Right-of-use assets	5,028	5,897
Restricted cash	1,274	1,274
Total assets	$230,816	$263,737
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,522	$4,722
Accrued expenses and other liabilities	10,016	9,803
Operating lease liabilities	1,959	2,501
Deferred revenue	3,208	5,632
Total current liabilities	18,705	22,658
Non-current liabilities:
Operating lease liabilities, net of current portion	11,582	12,941
Deferred revenue, net of current portion	1,958	32,143
Total liabilities	32,245	67,742
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 57,150,274 and 50,268,666 shares issued as of September 30, 2021 and December 31, 2020, respectively; and 57,149,978 and 50,265,575 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	589,119	524,358
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(390,549)	(328,368)
Total stockholders’ equity	198,571	195,995
Total liabilities and stockholders' equity	$230,816	$263,737

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$1,677	$567	$33,169	$1,722
Operating expenses:
Research and development	23,987	20,417	69,439	77,197
General and administrative	8,351	8,423	26,054	24,986
Total operating expenses	32,338	28,840	95,493	102,183
Loss from operations	(30,661)	(28,273)	(62,324)	(100,461)
Other income:
Interest income	53	41	143	1,558
Total other income	53	41	143	1,558
Net loss	$(30,608)	$(28,232)	$(62,181)	$(98,903)
Net loss per share-basic and diluted	$(0.54)	$(0.62)	$(1.14)	$(2.19)
Weighted-average common shares outstanding-basic and diluted	57,106,639	45,227,231	54,704,410	45,196,459

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(30,608)	$(28,232)	$(62,181)	$(98,903)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale securities, net	(7)	(11)	(5)	(183)
Total other comprehensive loss	(7)	(11)	(5)	(183)
Comprehensive loss	$(30,615)	$(28,243)	$(62,186)	$(99,086)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2020	45,116,742	$4	$457,994	$183	$(199,674)	$258,507
Vesting of common stock from option exercises	15,542	—	12	—	—	12
Issuance of common stock from option exercises	34,311	—	135	—	—	135
Issuance of common stock pursuant to employee stock purchase plan	39,471	—	537	—	—	537
Stock-based compensation	—	—	2,883	—	—	2,883
Other comprehensive loss	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(35,331)	(35,331)
Balance at March 31, 2020	45,206,066	$4	$461,561	$(19)	$(235,005)	$226,541
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	3,576	—	16	—	—	16
Stock-based compensation	—	—	3,453	—	—	3,453
Other comprehensive gain	—	—	—	30	—	30
Net loss	—	—	—	—	(35,340)	(35,340)
Balance at June 30, 2020	45,210,653	$4	$465,034	$11	$(270,345)	$194,704
Vesting of common stock from option exercises	1,011	—	5	—	—	5
Issuance of common stock from option exercises	3,706	—	9	—	—	9
Issuance of common stock pursuant to employee stock purchase plan	44,377	—	401	—	—	401
Stock-based compensation	—	—	3,346	—	—	3,346
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(28,232)	(28,232)
Balance at September 30, 2020	45,259,747	$4	$468,795	$—	$(298,577)	$170,222

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2021	50,265,575	$5	$524,358	$—	$(328,368)	$195,995
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	55,277	—	143	—	—	143
Issuance of common stock pursuant to employee stock purchase plan	48,792	—	446	—	—	446
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	114,914	—	1,454	—	—	1,454
Stock-based compensation	—	—	3,883	—	—	3,883
Other comprehensive loss	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(1,073)	(1,073)
Balance at March 31, 2021	50,485,569	$5	$530,288	$(23)	$(329,441)	$200,829
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,596,306	1	49,743	—	—	49,744
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	4,071	—	2	—	—	2
Stock-based compensation	—	—	4,473	—	—	4,473
Other comprehensive gain	—	—	—	25	—	25
Net loss	—	—	—	—	(30,500)	(30,500)
Balance at June 30, 2021	57,086,957	$6	$584,510	$2	$(359,941)	$224,577
Vesting of common stock from option exercises	773	—	3	—	—	3
Issuance of common stock from option exercises	117	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	62,131	—	380	—	—	380
Stock-based compensation	—	—	4,226	—	—	4,226
Other comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(30,608)	(30,608)
Balance at September 30, 2021	57,149,978	$6	$589,119	$(5)	$(390,549)	$198,571

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(62,181)	$(98,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,280	5,909
Noncash lease expense	869	686
Stock-based compensation expense	12,582	9,682
Accretion of discount (amortization of premium) on short-term investments	664	(197)
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,133)	938
Accounts payable	(1,123)	486
Accrued expenses and other liabilities	225	924
Deferred revenue	(32,609)	(590)
Operating lease liabilities	(1,901)	(1,655)
Net cash used in operating activities	(79,321)	(82,720)
Cash flows from investing activities:
Purchases of short-term investments	(97,391)	(19,991)
Maturities of short-term investments	5,000	228,620
Purchases of property and equipment	(2,058)	(2,778)
Net cash (used in) provided by investing activities	(94,449)	205,851
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	49,744	—
Proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs	1,454	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	825	938
Proceeds from issuance of common stock from option exercises	145	160
Net cash provided by financing activities	52,168	1,098
Net change in cash, cash equivalents and restricted cash	(121,602)	124,229
Cash, cash equivalents and restricted cash, beginning of period	218,705	55,048
Cash, cash equivalents and restricted cash, end of period	$97,103	$179,277
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$12	$21
Property and equipment additions included in accounts payable	$34	$677
Property and equipment additions included in accrued expenses and other liabilities	$—	$126
Unrealized gain (loss) on available for sale securities, net	$(5)	$(183)

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (as amended, the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by the Company of up to an aggregate $148.4 million of its common stock. During the nine months ended September 30, 2021, the Company sold 114,914 shares of common stock under the Sales Agreement, at an average price of approximately $14.00 per share, raising aggregate net proceeds of approximately $1.5 million after deducting an aggregate commission of 3% and issuance costs of $0.1 million. As of September 30, 2021, there remained $148.4 million of common stock available for sale under the ATM.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through September 30, 2021, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10) and its private placement with Pfizer. During the nine months ended September 30, 2021, the Company incurred a net loss of $62.2 million and as of September 30, 2021, had $390.5 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management still believes that cash and cash equivalents and short-term investments as of September 30, 2021 will enable the Company to continue its operations into the first quarter of 2023. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2021, and consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$95,829	$178,003
Restricted cash	1,274	1,274
Total cash, cash equivalents and restricted cash	$97,103	$179,277

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

The following table summarizes the Company’s short-term investments as of September 30, 2021:

As of September 30, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$56,973	$—	$—	$56,973
Corporate debt securities	34,754	—	(5)	34,749
Total	$91,727	$—	$(5)	$91,722

The Company had no short-term investments as of December 31, 2020.

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and nine months ended September 30, 2021 and 2020. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	September 30, 2021	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$95,579	$95,579	$—	$—
Total cash equivalents	$95,579	$95,579	$—	$—
Short-term investments:
Commercial paper	$56,973	$—	$56,973	$—
Corporate debt securities	34,749	—	34,749	—
Total short-term investments	$91,722	$—	$91,722	$—
Total financial assets	$187,301	$95,579	$91,722	$—

Description	December 31, 2020	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$217,181	$217,181	$—	$—
Total financial assets	$217,181	$217,181	$—	$—

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

There were no transfers between fair value measure levels during the three and nine months ended September 30, 2021 and 2020.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Laboratory equipment	$14,017	$12,703
Manufacturing equipment	7,959	7,754
Computers and purchased software	1,597	1,596
Furniture and fixtures	1,625	1,363
Leasehold improvements	30,074	29,961
Assets not yet in service	20	—
Property and equipment, at cost	55,292	53,377
Less: accumulated depreciation and amortization	(22,595)	(16,375)
Property and equipment, net	$32,697	$37,002

Depreciation expense for the three and nine months ended September 30, 2021 was approximately $2.1 million and $6.3 million, respectively, compared to $2.0 million and $5.9 million, respectively for the three and nine months ended September 30, 2020. The Company disposed of less than $0.1 million of property and equipment during the three and nine months ended September 30, 2021. There were no disposals of property and equipment during the three and nine months ended September 30, 2020.

6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$6,684	$6,902
Accrued research and development expenses	2,534	2,393
Accrued professional fees	572	291
Accrued other	226	217
Total accrued expenses and other liabilities	$10,016	$9,803

7. COMMITMENTS AND CONTINGENCIES

Operating Leases—In August 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expires in December 2021, with an option for an additional three-year term. In 2018, the Company entered into a sublease agreement for the entire leased premises, which agreement was amended in September 2021 to extend the term of the sublease by approximately two weeks to be coterminous with the original lease. The rent commencement date of the sublease was December 2018, and, as amended, the sublease will terminate on the scheduled termination date of the original lease. Under the terms of the sublease, the subtenant is obligated to pay the Company aggregate base rent of approximately $2.7 million over the term of the sublease, based on the same level of rent the Company is obligated to pay the landlord, in addition to a passthrough of operating expenses and real estate taxes charged by the landlord.

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. The lease expires in February 2027 with an option for an additional five-year term. Rent became due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet started in March 2019. The initial annual base rent was $39.50 per square foot and increases by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. The lease agreement entered into in December 2017 allowed for a tenant improvement allowance not to exceed $10.9 million, which the Company received in full, to be applied to the total cost of tenant improvements to the leased premises. The unamortized balance of the tenant improvement allowance was included in deferred rent incentives and has been recorded as a reduction to the operating right-of-use asset upon adoption of the new leasing standards. The lease agreement entered into in December 2017 was recently amended in November 2021 (see Note 12).

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $1.3 million as of September 30, 2021 and December 31, 2020, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs, variable lease costs and sublease income:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Operating lease costs	$1,869	$1,869
Variable lease costs	1,636	1,689
Sublease income	(705)	(685)
Net lease cost	$2,800	$2,873

The maturities of our operating lease liabilities and minimum lease payments as of September 30, 2021 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2021	914
2022	2,987
2023	3,077
2024	3,169
Thereafter	7,197
Total undiscounted lease payments	$17,344
Less: imputed interest	(3,803)
Present value of operating lease liabilities	$13,541

The following table summarizes the lease term and discount rate as of September 30, 2021:

As of September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	5.3
Weighted-average discount rate
Operating leases	10.0%

The following table summarizes cash paid for amounts included in the measurement of the Company’s operating lease liabilities.

	Nine months ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,901	$2,838

8. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At September 30, 2021, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2021, an additional 2,010,623 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2020. As of September 30, 2021, there were 2,358,420 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2021, an additional 502,655 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2020. As of September 30, 2021, there were 1,431,382 shares available for future issuance under the 2018 ESPP.

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

During the nine months ended September 30, 2021, 110,923 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. During the nine months ended September 30, 2020, 83,848 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.9 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of $0.1 million during the three and nine months ended September 30, 2021, and $0.1 million during the three and nine months ended September 30, 2020.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expected volatility	66.3% - 71.7%	64.6% - 65.2%	64.6% - 71.7%	63.2% - 65.4%
Weighted-average risk-free interest rate	0.81% - 1.03%	0.31% - 0.40%	0.50% - 1.20%	0.31% - 1.73%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	6.25	6.0 - 6.25	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$6.36-$7.75	$10.10-$16.48	$6.36-$13.91	$10.10-$21.75

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2021	5,840,824	$15.18	7.8	$12,278
Granted	2,053,375	$12.39
Exercised	(59,465)	$2.29
Cancelled/Forfeited	(303,825)	$17.59
Outstanding at September 30, 2021	7,530,909	$14.43	7.7	$6,607
Vested and expected to vest at September 30, 2021	7,530,909	$14.43	7.7	$6,607
Exercisable at September 30, 2021	4,113,985	$13.46	6.8	$6,092

The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $0.6 million and $0.5 million, respectively. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2021 and 2020 was $7.50 and $10.73, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares - January 1, 2021	3,091
Vested	(2,795)
Unvested shares - September 30, 2021	296

As of September 30, 2021 and December 31, 2020, 296 shares and 3,091 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the condensed consolidated balance sheets of less than $0.1 million as of September 30, 2021 and December 31, 2020.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in three equal installments on January 1st of each year. The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2021	—	$—
Granted	313,700	12.98
Vested	—	—
Forfeited	(13,500)	13.63
Outstanding at September 30, 2021	300,200	$12.95

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$2,145	$1,572	$6,304	$4,640
General and administrative	2,081	1,774	6,278	5,042
	$4,226	$3,346	$12,582	$9,682

As of September 30, 2021, there was $33.8 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.5 years at September 30, 2021.

9. NET LOSS PER SHARE

The Company’s potential dilutive securities, which is primarily composed of outstanding common stock options and RSUs, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at September 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Unvested common stock from early exercise of options	296	4,102
Stock options to purchase common stock	7,530,909	5,812,832
Restricted Stock Units	300,200	—
Total	7,831,405	5,816,934

10. COLLABORATION AND LICENSE AGREEMENT

Termination of the Novartis Collaboration Agreement

In November 2017, the Company entered into a collaboration and license agreement with Novartis (as amended, the “Collaboration Agreement”) for the research, development, manufacturing and commercialization of products using the Company’s gene editing technology for the treatment of certain targets. Under the terms of the Collaboration Agreement, the Company granted Novartis a research license, a development and commercialization license and a manufacturing license, under certain of its intellectual property rights to research, develop, manufacture and commercialize ophthalmic targets. The Collaboration Agreement included a research term, during which the Company and Novartis were collaborating to perform research and preclinical development work, as well as development and commercialization terms, during which the Company would be responsible for manufacturing all product candidates and products. The Company and Novartis were also participating on a joint steering committee and a joint manufacturing subcommittee. The Company had determined that the (1) research, development and commercialization and manufacturing licenses, (2) the research activities performed by the Company, (3) service on the joint committees and (4) manufacturing during the research and development terms represented a single performance obligation under the Collaboration Agreement.

On February 26, 2021, Homology received notice from Novartis that they had elected to terminate the Collaboration Agreement with the Company with respect to the remaining ophthalmic target under the Collaboration Agreement and as a result, the Company regained worldwide exclusive rights to this target. Accordingly, the notice served as notice of Novartis’ termination of the Collaboration Agreement in its entirety, which became effective on August 26, 2021. Under the terms of the Collaboration Agreement, Novartis was obligated to continue to reimburse the Company for certain research and development costs through August 26, 2021. Upon effectiveness of the termination, such reimbursements ceased.

The delivery of the termination notice caused a change in the estimate of total costs to satisfy the single performance obligation under the Collaboration Agreement. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation was recorded in the current period when the changes were identified and amounts could be reasonably estimated. As such, the Company recognized a cumulative effect adjustment of approximately $26.9 million in collaboration revenue in the nine months ended September 30, 2021.

Revenue Recognition

The Company recognized revenue pursuant to the Collaboration Agreement over time using a cost-to-cost method, which it believed best depicted the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded over the performance period as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2021, there was no unsatisfied portion of the performance obligation remaining.

During the three and nine months ended September 30, 2021, the Company recognized revenue under the Collaboration Agreement of $0.9 million and $30.8 million, respectively, of which $0.8 million and $30.2 million was included in deferred revenue at the beginning of each such period. During the three and nine months ended September 30, 2020, the Company recognized revenue under the Collaboration Agreement of $0.6 million and $1.7 million, respectively, of which $0.2 million and $0.6 million was included in deferred revenue at the beginning of each period. As of September 30, 2021 there was no deferred revenue and as of December 31, 2020, there was approximately $30.2 million of deferred revenue related to the Collaboration Agreement. In addition, as of September 30, 2021 and December 31, 2020, the Company has recorded accounts receivable of $0.1 million and $0.4 million, respectively, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of each such date.

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

During the three and nine months ended September 30, 2021, the Company recognized collaboration revenue of $0.8 million and $2.4 million, respectively, and as of September 30, 2021, there was approximately $5.2 million of deferred revenue related to the Company’s obligation to Pfizer.

12. SUBSEQUENT EVENTS

In November 2021, the Company entered into an amendment of its December 2017 lease agreement (the “Lease Amendment”) for its corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet (the "Expansion Premises") and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.2 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for a tenant improvement allowance not to exceed $5.3 million.

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

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through a gene therapy or nuclease-free gene editing modality, as well as to deliver one-time gene therapy to produce antibodies throughout the body through our gene therapy monoclonal antibody platform, GTx-mAb. Our clinical programs include: HMI-102, an investigational gene therapy in development for the treatment of adults with phenylketonuria, or PKU; HMI-103, a gene editing candidate in development for the treatment of patients with PKU; and HMI-203, an investigational gene therapy in development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome. Additionally, we are developing a gene therapy for the lysosomal storage disorder metachromatic leukodystrophy, or MLD, a gene therapy from our GTx-mAb platform for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and we are conducting research in other diseases. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, muscle and eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the tissues exhibit. Our product development strategy is to continue to develop in parallel gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our technology platform will allow us to provide transformative cures using either modality.

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

We have fully integrated process development and Good Manufacturing Practice, or GMP, internal manufacturing capabilities that support the full breadth and flexibility of our AAVHSC capsid library. Our process development expertise covers all gene therapy and gene editing development functions and incorporates deep characterization and understanding of vector design and their consequences. Our manufacturing process is a versatile system that rapidly delivers high quality vector at scale. The manufacturing capacity within our 25,000-square-foot GMP manufacturing facility includes multi-suite and multi-product capabilities to support our clinical development programs in gene therapy and gene editing and we are now producing all of the clinical material for the pheNIX trial in this facility. Our ‘plug and play’ manufacturing process and platform is a commercial manufacturing process that has successfully produced several of our product candidates. We are currently operating three 500-liter bioreactors in our internal manufacturing facility and have successfully produced GMP material at the 500-liter scale for multiple pipeline candidates. Additionally, we have successfully executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale.

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio that includes a combination of issued patents and pending patent applications that are owned by us or licensed from third parties. The portfolio includes issued patents in the United States directed to our family of 15 AAVHSCs, and issued patents in the United States, Europe, Japan, and China specifically directed to gene editing using these AAVHSCs. As of September 30, 2021, we have an exclusive license or co-exclusive license under 18 United States issued patents, seven foreign granted patents and 48 patent applications pending in the United States and internationally. These licensed patent applications include two United States applications and 13 foreign applications that are co-owned with City of Hope, or COH. In addition, we own a granted United States patent relating to our HMI-102 composition that is expected to expire in 2039 and may be eligible for patent term extension depending on the regulatory pathway of the product covered by the patent. We also own seven United States and 58 foreign patent applications that are pending. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

Clinical-Stage Product Candidates

HMI-102: Investigational Gene Therapy for the Treatment of Adult Patients with PKU

We are currently in Phase 2 of the pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy in development for the treatment of adults with PKU. PKU is a rare inborn error of metabolism caused by a mutation in the PAH gene. PKU results in a loss of function of the enzyme phenylalanine hydroxylase, which is responsible for the metabolism of phenylalanine, or Phe, an amino acid obtained exclusively from the diet. If left untreated, toxic levels of Phe can accumulate in the blood and result in progressive and severe neurological impairment. We have received Fast Track Designation for HMI-102 from the U.S. Food and Drug Administration, or FDA, for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase deficiency through normalization of circulating Phe levels.

In November 2020, we reported positive safety and efficacy clinical data from the dose-escalation phase of the trial. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). The results showed that HMI-102 was generally well-tolerated, and resulted in marked reductions in Phe and the Phe-to-tyrosine, or Tyr, ratio, or the Phe-to-Tyr ratio, at two doses. Phe is a registrable endpoint in PKU, and the Phe-to-Tyr ratio is a clinically relevant diagnostic measurement for PKU. Based on the safety and efficacy results observed in the dose-escalation phase, we have selected and advanced two doses to the randomized, concurrently controlled, dose expansion Phase 2 portion of the pheNIX trial, which has the potential to be converted to a registrational trial.

In October 2021, we announced that, as of September 30, 2021, both doses in the trial have been generally well-tolerated and have shown evidence of biological activity, including clinically meaningful reductions in Phe levels, increases in Tyr and reductions in the Phe-to-Tyr ratio. In addition, several new clinical trials sites have been recently added to the trial for a total of 13 with more sites expected shortly, and we have expanded our Medical Affairs, Clinical Development and Clinical Operations teams to support pheNIX and our other ongoing clinical trials. Despite increased interest, enrollment is slower than anticipated due in part to a COVID-19 resurgence. We expect to provide a more detailed pheNIX clinical trial update by the middle of 2022 when we expect to have more patients enrolled in the trial.

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In October 2021, we announced the initiation of a Phase 1 trial with HMI-103, our lead gene editing candidate in development for the treatment of PKU and received Fast Track Designation for HMI-103 for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to phenylalanine hydroxylase deficiency. The pheEDIT clinical trial is an open-label, dose escalation study evaluating the safety and efficacy of single I.V. administration of HMI-103, and is expected to enroll up to nine patients ages 18-55 years old who have been diagnosed with PKU due to PAH deficiency. In addition to safety endpoints, the trial will measure serum Phe changes. We expect that the first patient in the pheEDIT clinical trial will be dosed following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites. The trial will include an 82-day screening/run-in period prior to HMI-103 administration. Once positive safety and efficacy results are established in adults, we plan to enroll younger patients in clinical trials. In in vivo preclinical studies, we observed Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In addition, using quantitative molecular methods, we have demonstrated achievement of gene integration efficiencies in a humanized murine liver model that corresponded with Phe correction in the PKU murine model.

HMI-203: Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an in vivo investigational gene therapy in development for the treatment of adults with Hunter syndrome. Hunter syndrome is a lysosomal storage disorder caused by mutations in the iduronate 2-sulfatase, or IDS, gene leading to absent or deficient I2S enzymatic activity, which causes toxic lysosomal accumulation of glycosaminoglycans, or GAGs. The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203, and is expected to enroll up to nine male patients ages 18-30 years old who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy. In addition to safety endpoints, the trial will measure plasma I2S activity, urinary GAG levels and other peripheral disease manifestations. In preclinical studies, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S, or hI2S, enzyme expression, leading to significant reductions in heparan sulfate GAG levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant changes in skeletal deformities compared with vehicle.

Earlier-Stage Product Candidates

We completed Investigational New Drug Application, or IND, -enabling studies with HMI-202, an investigational gene therapy in development for the treatment of patients with MLD. We have generated preclinical data that demonstrate that a single I.V. administration of HMI-202 crossed the blood-brain and blood-nerve-barriers and led to sustained reduction of sulfatides in all brain regions of the disease model. We are applying the learnings from the IND-enabling studies to further optimize an HMI-202 vector that may lead to a better therapeutic profile.

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

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement to, among other things, expand our corporate headquarters in Bedford, Massachusetts to support our continued growth and success. See Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the lease amendment.

License Agreements

On February 26, 2021, we received notice from Novartis Institutes of BioMedical Research, Inc., or Novartis, that they had elected to terminate the collaboration and license agreement with respect to the ophthalmic target, which was the only remaining target under the agreement. Accordingly, the notice served as notice of Novartis’ termination of the agreement in its entirety, with an effective date of August 26, 2021, which was six months from the date of the notice. Novartis acknowledged that the data we generated support gene editing in retinal cells in a rare ophthalmic disease, providing early proof-of-principle for further research using this approach. See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Novartis collaboration and license agreement.

In April 2016, we entered into an exclusive license agreement, or the COH License, with COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our current therapeutic product development candidates in development, including HMI-102, HMI-103, HMI-203, HMI-202 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

Financial Overview

Since our inception in 2015 through September 30, 2021, we have raised approximately $591 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments and preferred stock financings. Included in our net proceeds is $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, positive clinical data with HMI-102, scientific expertise, product development strategy, manufacturing capabilities and robust intellectual property position us as a leader in the development of genetic medicines.

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

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing our technology platform, advancing HMI-102, HMI-103 and HMI-203 through IND-enabling studies and into clinical trials, advancing HMI-202 through IND-enabling studies and HMI-104 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and internal manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $1.7 million and $33.2 million in collaboration revenue for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2020, respectively. Collaboration revenue for the nine months ended September 30, 2021 includes the recognition of approximately $30.8 million of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021, and is therefore not expected to continue in future quarters. Since inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2021 were $30.6 million and $62.2 million, respectively, and $28.2 million and $98.9 million for three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $390.5 million and $328.4 million, respectively.

Our total operating expenses were $32.3 million and $95.5 million for the three and nine months ended September 30, 2021, respectively, and $28.8 million and $102.2 million for the three and nine months ended September 30, 2020, respectively. We expect our operating expenses to increase in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and clinical trials associated with our other product candidates, including HMI-202, our gene therapy product candidate for MLD, for which we are focusing on optimization of the vector and HMI-104, our GTx-mAb product candidate for PNH, and research activities in additional therapeutic areas to expand our pipeline, including the addition of our GTx-mAb platform, hiring additional personnel in manufacturing, research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies in our internal manufacturing facility and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the costs, timing, and results of our ongoing research and development efforts, including clinical trials;
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

We still believe that cash and cash equivalents and short-term investments as of September 30, 2021, will enable us to fund our current projected operating expenses and capital expenditure requirements into the first quarter of 2023 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, preclinical activities relating to HMI-202 and HMI-104, the continued scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic caused by the novel strain of coronavirus could adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic is affecting our employees, clinical trials, preclinical studies, manufacturing and overall operations. In response to the spread of COVID-19, we have taken steps to minimize the impact on our operations.

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

Clinical trials – We are currently in Phase 2 of our Phase 1/2 pheNIX clinical trial and are working with trial sites to mitigate COVID-19-related disruptions in order to help ensure the safety of patients and healthcare professionals. In addition, we have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic have resulted, and may continue to result, in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience additional disruptions in conducting or completing this trial or other planned clinical trials and the incurrence of unforeseen costs as a result of these delays. We will continue to evaluate the impact of the ongoing global pandemic on the pheNIX trial and our other recently launched clinical trials and will make adjustments, as needed.

Preclinical studies – All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. In addition, any planned or potential meetings with the FDA or other regulatory authorities about any of our development programs could be delayed as these regulatory bodies respond to the ongoing pandemic.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $33.2 million in collaboration revenue for the nine months ended September 30, 2021, primarily related to the termination of the Novartis collaboration and license agreement (see Notes 10 and 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
HMI-102 external development costs	$3,004	$5,317	$(2,313)	$15,433	$28,139	$(12,706)
Other development-stage programs' external development costs	8,161	5,101	3,060	16,634	18,325	(1,691)
Employee-related costs	11,210	9,515	1,695	33,584	29,038	4,546
Other research and development costs	1,612	484	1,128	3,788	1,695	2,093
Total research and development expenses	$23,987	$20,417	$3,570	$69,439	$77,197	$(7,758)

Research and development activities are central to our business model. We expect that our research and development expenses will increase for the foreseeable future as we advance our clinical trials for the treatment of PKU, including our Phase 1/2 pheNIX clinical trial with HMI-102 and our Phase 1 pheEDIT clinical trial with HMI-103, advance Phase 1 juMPStart clinical trial with HMI-203 for the treatment of Hunter syndrome, advance our product candidate HMI-202 for the treatment of MLD into clinical trials, advance our product candidate HMI-104 from our GTx-mAb platform for the treatment of PNH into IND-enabling studies and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials or preclinical studies of our product candidates in development or any other future product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our product candidates in development and any other future product candidate we may develop will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of current clinical trials, as well as of any future clinical trials, and other research and development activities that we may conduct;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, human resources, legal, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs, rent expense, maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to our product candidates in development and any other future product candidates we may develop. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, compliance with the Sarbanes-Oxley Act of 2002, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has decreased due to lower yields on invested funds during the nine months ended September 30, 2021 as compared to the same period in 2020. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended September 30, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands)	2021	2020	Change
Collaboration revenue	$1,677	$567	1,110
Operating expenses:
Research and development	23,987	20,417	3,570
General and administrative	8,351	8,423	(72)
Total operating expenses	32,338	28,840	3,498
Loss from operations	(30,661)	(28,273)	(2,388)
Other income:
Interest income	53	41	12
Net loss	$(30,608)	$(28,232)	$(2,376)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2021 was $1.7 million, compared to $0.6 million for the three months ended September 30, 2020. Collaboration revenue in both periods includes the recognition of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021 and which termination was effective on August 26, 2021. In addition, for the three months ended September 30, 2021, we recognized collaboration revenue of $0.8 million related to the Stock Purchase Agreement with Pfizer.

Research and Development Expenses

	Three months ended September 30,
(in thousands)	2021	2020	Change
HMI-102 external development costs	$3,004	$5,317	$(2,313)
Other development-stage programs' external development costs	8,161	5,101	3,060
Employee-related costs	11,210	9,515	1,695
Other research and development costs	1,612	484	1,128
Total research and development expenses	$23,987	$20,417	$3,570

Research and development expenses for the three months ended September 30, 2021 were $24.0 million, compared to $20.4 million for the three months ended September 30, 2020. The increase of $3.6 million was primarily due to an increase of $3.1 million in external development costs for our development-stage programs as we advanced HMI-103 and HMI-203 into Phase 1 clinical trials during the three months ended September 30, 2021, an increase of $1.7 million in employee-related costs due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities, resulting in increases in salaries, payroll taxes and stock-based compensation expense, and an increase of $1.1 million related to our earlier-stage programs. Partially offsetting these increases was a decrease of $2.3 million in direct research expenses for HMI-102 due to the completion of manufacturing of drug product in the prior year for the Phase 1/2 pheNIX clinical trial. Additionally, the continued optimization of our ‘plug and play’ manufacturing process and platform has created efficiencies across all of our programs that directly reduced spend for clinical trial and other materials and decreased reliance on outside contract manufacturing organizations.

General and Administrative Expenses

General and administrative expenses for each of the three months ended September 30, 2021 and 2020 were $8.4 million. The decrease of less than $0.1 million was primarily due to an increase in stock-based compensation expense of $0.3 million offset by a decrease in audit and legal costs of $0.2 million.

Interest Income

Interest income for each of the three months ended September 30, 2021 and 2020 was less than $0.1 million.

Net Loss

Net loss for the three months ended September 30, 2021 was $30.6 million, compared to $28.2 million for the three months ended September 30, 2020. The increase in net loss was primarily due to the increase in research and development expenses discussed above.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Collaboration revenue	$33,169	$1,722	31,447
Operating expenses:
Research and development	69,439	77,197	(7,758)
General and administrative	26,054	24,986	1,068
Total operating expenses	95,493	102,183	(6,690)
Loss from operations	(62,324)	(100,461)	38,137
Other income:
Interest income	143	1,558	(1,415)
Net loss	$(62,181)	$(98,903)	$36,722

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2021 was $33.2 million, compared to $1.7 million for the nine months ended September 30, 2020. Collaboration revenue includes the recognition of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021 and which termination was effective on August 26, 2021. As a result, we recognized approximately $28.5 million as collaboration revenue upon receipt of the termination notice. The remaining balance of deferred revenue pursuant to the collaboration and license agreement with Novartis was recognized as we performed the remaining activities under the collaboration and license agreement through the termination date. In addition, for the nine months ended September 30, 2021, we recognized collaboration revenue of $2.4 million related to the Stock Purchase Agreement with Pfizer.

Research and Development Expenses

	Nine months ended September 30,
(in thousands)	2021	2020	Change
HMI-102 external development costs	$15,433	$28,139	$(12,706)
Other development-stage programs' external development costs	16,634	18,325	(1,691)
Employee-related costs	33,584	29,038	4,546
Other research and development costs	3,788	1,695	2,093
Total research and development expenses	$69,439	$77,197	$(7,758)

Research and development expenses for the nine months ended September 30, 2021 were $69.4 million, compared to $77.2 million for the nine months ended September 30, 2020. The decrease of $7.8 million was primarily due to a decrease of $12.7 million in direct research expenses for HMI-102 due to the completion of manufacturing of drug product in the prior year for the Phase 1/2 pheNIX clinical trial, as well as higher expenses in the prior year related to the accelerated procurement of raw materials and other supplies for manufacturing drug product as part of our risk mitigation efforts in response to the COVID-19 pandemic. Additionally, the continued optimization of our ‘plug and play’ manufacturing process and platform has created efficiencies across all of our programs that directly reduced spend for clinical trial and other materials and decreased reliance on outside contract manufacturing organizations. Partially offsetting these decreases was a $4.5 million increase in employee-related costs due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes and stock-based compensation expense and a $2.1 million increase in other research and development costs related to laboratory supplies and research materials for our early-stage research programs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $26.1 million, compared to $25.0 million for the nine months ended September 30, 2020. The increase of $1.1 million was primarily due to an increase in employee-related expenses of $2.1 million, which included $1.2 million of increased stock-based compensation expense, an increase in insurance expense of $0.4 million, an increase in licensed software expense of $0.3 million and an increase in recruiting fees of $0.3 million, partially offset by a decrease in consulting expense of $1.2 million and a decrease in facilities costs of $0.7 million.

Interest Income

Interest income for the nine months ended September 30, 2021 was less than $0.1 million, compared to $1.6 million for the nine months ended September 30, 2020. The decrease was the result of lower invested balances in cash, cash equivalents and short-term investments for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as well as lower yields on invested funds.

Net Loss

Net loss for the nine months ended September 30, 2021 was $62.2 million, compared to $98.9 million for the nine months ended September 30, 2020. The decrease in net loss was primarily due to the increase in collaboration revenue discussed above.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock and through an up-front payment and funding of research candidates from a collaboration partner. Since our inception in 2015 through September 30, 2021, we have raised approximately $591 million in aggregate net proceeds through our IPO in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments and preferred stock financings. Included in our net proceeds is $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer through a private placement transaction.

Equity Offerings and ATM Program

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020 (as amended, the Shelf). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by us of up to an aggregate $148.4 million of our common stock. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. During the nine months ended September 30, 2021, we sold 114,914 shares of common stock under the Sales Agreement, at an average price of approximately $14.00 per share, raising aggregate net proceeds of approximately $1.5 million after deducting an aggregate commission of 3% and issuance costs. As of September 30, 2021, there was $148.4 million of common stock remaining available for sale under the ATM.

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

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $187.6 million and $217.4 million as of September 30, 2021 and December 31, 2020, respectively. We had no indebtedness as of September 30, 2021 and December 31, 2020.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(79,321)	$(82,720)
Net cash provided by (used in) investing activities	(94,449)	205,851
Net cash provided by financing activities	52,168	1,098
Net change in cash, cash equivalents and restricted cash	$(121,602)	$124,229

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $79.3 million. This was primarily due to our net loss of $62.2 million and a decrease of $37.5 million in operating assets and liabilities, which includes the recognition of approximately $32.6 million of deferred revenue during the nine months ended September 30, 2021 in connection with Novartis’ decision to terminate the collaboration and license agreement as discussed in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These decreases were partially offset by net non-cash expenses of $20.4 million, which includes $12.6 million of stock-based compensation expense and $6.3 million of depreciation expense.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $94.4 million, attributable to purchases of short-term investments of $97.4 million and purchases of property and equipment of $2.1 million.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $205.9 million, attributable to maturities of short-term investments of $228.6 million, partially offset by purchases of short-term investments of $20.0 million and purchases of property and equipment of $2.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $52.2 million, primarily due to proceeds from the issuance of common stock pursuant to the follow-on offering of our common stock of $49.7 million in April 2021, as well as issuances of common stock pursuant to the ATM and employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1.1 million, primarily due to proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

Funding Requirements

Our operating expenses increased in 2020 and are expected to increase for the remainder of 2021 and in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203 and our preclinical activities including IND-enabling studies, continue to scale-up our manufacturing processes, engage with CMOs, manufacture materials for preclinical and clinical activities in our internal manufacturing facility and initiate additional human clinical trials. In addition, we have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase as we expand our operations.

Specifically, our expenses will increase as we:

•
pursue the preclinical and clinical development of our product candidates;
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

We still believe that our existing cash and cash equivalents and short-term investments will enable us to fund our current projected operating expenses and capital expenditure requirements into the first quarter of 2023, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, preclinical activities relating to HMI-202 and HMI-104, the continued scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•
the progress, costs and results of our preclinical development and initial clinical trials for our product candidates;
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

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2021 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents and short-term investments of $187.6 million, or 81.3% of our total assets at September 30, 2021, and $217.4 million, or 82.4% of our total assets at December 31, 2020. Interest income earned on these assets was less than $0.1 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on September 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At September 30, 2021, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2021 and December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $62.2 million and $98.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $390.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our lead product candidate, HMI-102. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates and any future product candidates. In addition, we may not be able to enter into any collaborations that will generate significant cash. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, preclinical activities relating to HMI-202 and HMI-104, the continued scale-up of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates and any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of our planned clinical trials for our product candidates;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•
the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•
the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•
the effect of competing technological and market developments;
•
the cost and timing of completion of commercial-scale manufacturing activities;
•
the costs of operating as a public company;
•
the extent to which we in-license or acquire other products and technologies;
•
the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products; and
•
the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Moreover, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of or product candidates or potentially discontinue operations.

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

To date, we have not completed any clinical trials required for the approval of HMI-102 or any of our product candidates. Although we have initiated our Phase 1/2 pheNIX trial for HMI-102, our Phase 1 pheEDIT clinical trial for HMI-103, and our Phase 1 juMPStart clinical trial for HMI-203, we may experience delays in conducting any clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

All of our product candidates, including HMI-102, will require extensive clinical testing before we are prepared to submit a BLA seeking regulatory approval. We cannot predict with any certainty if or when we might complete the development of HMI-102 or any other product candidate and submit a BLA or whether any such BLA will be approved by the FDA. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of HMI-102 and/or our other product candidates could be harmed, and our ability to generate revenues from HMI-102 and/or our other product candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

On May 1, 2019, we received Fast Track Designation for HMI-102 for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase deficiency through normalization of circulating phenylalanine levels, and on October 25, 2021, we received Fast Track Designation for HMI-103 for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to phenylalanine hydroxylase deficiency. We intend to seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA Fast Track Designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

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

A Regenerative Medicine Advanced Therapy designation by the FDA, or Advanced Therapy Medicinal Product classification by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

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

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. We and some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither our current product candidates, nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to file for substantive review any BLAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

For instance, the EU has adopted the Clinical Trials Regulation, or CTR, in April 2014, which will become applicable as of January 31, 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial from January 31, 2022. If a clinical trial continues for more than three years from January 31, 2022 the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
impairment of our business reputation and significant negative media attention;
•
withdrawal of participants from our clinical trials;
•
significant costs to defend the related litigation and related litigation;
•
distraction of management’s attention from our primary business;
•
substantial monetary awards to patients or other claimants;
•
inability to commercialize our product candidates;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
decreased demand for our product candidates, if approved for commercial sale; and
•
loss of revenue.

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

Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers. For instance, in the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations, are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and Member States level. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g. annual) basis; and
•
similar laws governing the privacy and security of certain protected information, in the EU and other jurisdictions including the General Data Protection Regulation or GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area (including health data). From January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period. These changes may lead to additional costs and increase our overall risk exposure.

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

Even if any of our product candidates receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Because we expect sales of our product candidates, if approved, to generate substantially all of our product revenues for a substantial period, the failure of this product to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved. Moreover, provisions in our agreements with Pfizer may inhibit our ability to enter into future collaborations with third parties.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

We expect to build a focused sales, distribution and marketing infrastructure to market our product candidates in the United States and EU, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates. Additionally, if the commercial launch of any of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates in certain markets overseas. Therefore, our future sales in these markets will largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of our product candidates, if approved, for certain markets overseas; however, we cannot assure that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of our product candidates, we may be forced to delay the potential commercialization of our product candidates or reduce the scope of our sales or marketing activities for our product candidates. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

Moreover, we have granted Pfizer a right of first refusal to acquire rights (whether through license, asset sale or otherwise) to develop or commercialize HMI-102 and/or HMI-103. This right of first refusal provision may inhibit our ability to enter into future collaborations with third parties.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If any of our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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

We may collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

We may seek collaborative relationships for the development and commercialization of our product candidates. Failure to obtain a collaborative relationship for any of our product candidates may significantly impair the potential for the product candidate. We also will need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital. Moreover, any collaborative partners we enter into agreements with in the future may shift their priorities and resources away from our product candidates or seek to renegotiate or terminate their relationships with us. For example, in February 2021, we received written notice from Novartis that Novartis elected to terminate our collaboration agreement with Novartis with respect to the only remaining ophthalmic target under the agreement. Accordingly, the notice served to terminate the agreement in its entirety. The termination of the collaboration agreement was effective on August 26, 2021.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to all current and future product candidates. We seek to protect our proprietary position by filing or collaborating with our licensors to file patent applications in the United States and abroad related to our proprietary technologies, development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our proprietary products and technology, including our product candidates in the United States or in other foreign countries, in whole or in part. Alternately, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or later invalidate or narrow the scope of an issued patent. Even if patents do successfully issue and even if such patents cover our current product candidates or any future product candidate, third parties may challenge their validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current product candidates or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business.

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

We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets and confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and confidential know-how are difficult to protect, and we have limited control over the protection of trade secrets and confidential know-how used by our licensors, collaborators and suppliers. Because we expect to rely on third parties to manufacture our current and future product candidates, and we expect to collaborate with third parties on the development of our current and future product candidates, we may, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development collaborations or similar agreements. Under such circumstances, trade secrets and confidential know-how can be difficult to maintain as confidential.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently own two registered trademarks and two pending trademark applications in the United States, as well as 29 registered trademarks and 14 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 18% of our outstanding voting stock as of September 30, 2021. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of approximately $265.1 million and $271.5 million, respectively. Our state NOLs, and federal NOLs generated in taxable years beginning before January 1, 2018, are subject to expiration and will expire at various dates through 2040. Federal NOLs generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards, or credits, including the orphan drug credit, of approximately $34.2 million and $7.2 million, respectively, available to reduce future income tax liabilities. The federal and state credits expire at various dates through 2040. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities, to the extent subject to expiration. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, if any. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our state NOLs or credits may also be impaired or subject to limitations under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Lease Amendment

On November 9, 2021, we entered into the Third Amendment to Lease, or the Lease Amendment, to amend that certain Lease dated December 21, 2017, or, as amended by that First Amendment to Lease and as further amended by that Second Amendment to Lease, the Lease, with Patriots Park Owner, LLC (as successor-in-interest to Bedford Patriots Park, LLC), or the Landlord, pursuant to which we lease approximately 68,518 rentable square feet of space in a building located at One Patriots Park, Bedford, Massachusetts 01730, or the Existing Premises, which serves as our corporate headquarters.

The Lease Amendment, among other things, (i) expands the Existing Premises to include approximately 23,011 square feet of additional rentable area, referred to as the “Expansion Premises”, and (ii) extends the term of the Lease from February 28, 2027 to June 30, 2030. The term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) our occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten (10) years and five (5) months. The term of the Expansion Premises and the Existing Premises, which we refer to collectively as the Premises, are not coterminous.

Under the Lease, as amended by the Lease Amendment, we are obligated to pay the Landlord an annual base rent for the Existing Premises of approximately $4.7 million beginning on March 1, 2027, subject to an annual upward adjustment of 3% of the then-current base rent, starting on March 1, 2028. We are also obligated to pay the Landlord an annual base rent for the Expansion Premises of approximately $1.4 million, subject to an annual upward adjustment of 3% of the then-current base rent, starting on the first anniversary of the first payment of rent for the Expansion Premises. The Lease Amendment allows for a tenant improvement allowance not to exceed $5.3 million. The Lease, as amended by the Lease Amendment, contains customary representations and warranties, covenants, obligations and indemnities in favor of either party. The definition of “Permitted Use” under the Lease was amended under the Lease Amendment to permit up to 60% of the Premises to be used for biomanufacturing uses.

The foregoing description of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/2018

3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/2020

10.1

Lease Agreement, dated December 21, 2017, by and between Homology Medicines, Inc. and Patriots Park Owner, LLC, as amended by the First Amendment to Lease, dated February 8, 2019, the Second Amendment to Lease, dated March 15, 2019, and the Third Amendment to Lease, dated November 9, 2021.

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

HOMOLOGY MEDICINES, INC.

Date: November 15, 2021	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 15, 2021	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)