Form 10-K
period 2021-12-31
Homology Medicines, Inc.
filed 2022-03-23
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38433

Homology Medicines, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3468154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Patriots Park Bedford, MA	01730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 301-7277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FIXX	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $338.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 11, 2022, there were 57,385,285 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Boston, Massachusetts, USA

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, anticipated use of cash, business strategy, the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, timing and expectations surrounding regulatory communications, the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under “Summary Risk Factors” below and the sections in Item 1A. "Risk Factors" of Part I and Items 7 and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise. Unless the context requires otherwise, we use the terms “Homology,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Homology Medicines, Inc. and its wholly-owned subsidiary.

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
•
We intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our recently initiated Phase 1 pheEDIT clinical trial.
•
The clinical trial and regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•
The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.
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
•
We currently contract with third parties, including the newly formed AAV vector manufacturing company, Oxford Biomedica Solutions LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.
•
Our contract manufacturers, including the newly formed AAV vector manufacturing company, Oxford Biomedica Solutions LLC, are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.
•
Even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize their full market potential.
•
We may collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.
•
If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through our gene therapy, our nuclease-free gene editing modality, or our gene therapy to express antibodies platform, or GTx-mAb. Our clinical programs include: HMI-102, an investigational gene therapy candidate in clinical development for the treatment of adult patients with phenylketonuria, or PKU; HMI-103, an investigational gene editing candidate in clinical development for the treatment of patients with PKU; and HMI-203, an investigational gene therapy candidate in clinical development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome. Additionally, we are developing a gene therapy candidate, HMI-104, from our GTx-mAb platform for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and we are conducting research in other diseases including metachromatic leukodystrophy, or MLD. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, cardiac and skeletal muscle and the eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the disease-relevant tissues exhibit. Our product-development strategy is to continue to develop in parallel gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our technology platform will allow us to provide transformative cures using either modality.

The unique properties of our proprietary family of 15 AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications to the genome, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, which are known to significantly increase the risk of unwanted modifications.

Clinical-Stage Product Candidates

HMI-102: Investigational Gene Therapy for the Treatment of Adult Patients with PKU

We are currently in Phase 2 of the pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy in development for the treatment of adults with PKU. We have received Fast Track Designation for HMI-102 from the U.S. Food and Drug Administration, or FDA, for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase, or PAH, deficiency through normalization of circulating Phe levels.

In November 2020, we reported positive safety and efficacy clinical data from the dose-escalation phase of the trial. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). The results showed that HMI-102 was generally well-tolerated, and resulted in marked reductions in phenylalanine, or Phe, increases in tyrosine, or Tyr, and reductions in the Phe-to-Tyr ratio, at two doses. Phe is a registrable endpoint in PKU, and the Phe-to-Tyr ratio is a clinically relevant diagnostic measurement for PKU. Based on the safety and efficacy results observed in the dose-escalation phase, we selected and advanced two doses to the randomized, concurrently controlled, dose expansion Phase 2 portion of the pheNIX trial, which was designed to have the potential to be converted to a registrational trial.

In October 2021, we announced that, as of September 30, 2021, both doses in the Phase 2 portion of the trial have been generally well-tolerated and have shown evidence of biological activity, including clinically meaningful reductions in Phe levels, increases in Tyr and reductions in the Phe-to-Tyr ratio. In addition, several new clinical trials sites have been recently added to the trial for a total of 15 active sites currently, with more sites expected. Despite increased interest in pheNIX, enrollment is slower than anticipated, due in part to a COVID-19 resurgence.

On February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated liver function tests, or LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. Among the risk-mitigation methods that we intend to propose is a new, more targeted immunosuppressive regimen that is shorter in duration and includes a T-cell inhibitor used in combination with a steroid-sparing regimen that may improve patient compliance. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids. With the additional information requested by the FDA and the planned conversion to a more targeted immunosuppressive regimen, we estimate that we will require more time to submit and receive feedback on our proposed clinical risk-mitigation strategy. As a result, we now expect to provide a program update when the path forward is established with the FDA.

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In October 2021, we announced the initiation of a Phase 1 trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU and received Fast Track Designation for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to phenylalanine hydroxylase deficiency. The pheEDIT clinical trial is an open-label, dose escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103, and is expected to enroll up to nine patients ages 18-55 years old who have been diagnosed with classical PKU due to PAH deficiency. In addition to safety endpoints, the trial will measure serum Phe changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. We expect that the first patient in the pheEDIT clinical trial will be dosed following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites, and completion of an 82-day screening/run-in period to account for and more closely understand day-to-day Phe fluctuations of participants. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-103 clinical trials. We expect to provide an update on the pheEDIT clinical trial at the end of 2022.

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

HMI-203: Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an investigational gene therapy in development for the treatment of adults with Hunter syndrome. Hunter syndrome is a lysosomal storage disorder caused by mutations in the iduronate 2-sulfatase, or IDS, gene leading to absent or deficient I2S enzymatic activity, which causes toxic lysosomal accumulation of glycosaminoglycans, or GAGs. The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203, and is expected to enroll up to nine male patients ages 18-30 years old who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy, or ERT. Qualitative data on unmet medical needs obtained from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT.

In addition to safety endpoints, the trial will measure plasma I2S activity, urinary GAG levels and other peripheral disease endpoints. We expect to provide an update on the juMPStart clinical trial at the end of 2022.

In preclinical studies, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S enzyme expression, leading to significant reductions in heparan sulfate GAG levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant reductions in skeletal deformities compared with vehicle.

Earlier-Stage Product Candidates

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. This platform represents an additional way that we are leveraging our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations.

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

Manufacturing

On March 10, 2022, we closed our previously announced transaction with Oxford Biomedica plc, or Oxford, to establish Oxford Biomedica Solutions LLC, a high-performing, full-scope AAV vector manufacturing company that will offer global pharmaceutical and biotechnology clients innovative manufacturing expertise in AAV and lentiviral-based cell and gene therapies. The new company incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have been operating since 2019. Under the terms of the agreement, we contributed our manufacturing team of 125 experts, our manufacturing facility and equipment, manufacturing-related intellectual property and know-how and certain other assets. Oxford paid us a $130.0 million upfront payment and invested $50.0 million to fund the new company in exchange for an 80-percent ownership stake, while we own 20 percent of the new company. Our agreement with Oxford establishes us as a preferred client of the new manufacturing company with the goal of reducing our costs while maintaining process development and manufacturing capabilities and dedicated manufacturing capacity to support our product candidates, while jointly continuing to advance innovations in AAV manufacturing. See “Manufacturing—Oxford Biomedica Solutions Transaction” below and Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our agreement with Oxford.

Management Team and Cash Raised

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio with issued composition of matter patents in the United States for our family of 15 AAVHSCs and we believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage. We continue to build on our intellectual property estate through our ongoing product and platform-development efforts.

Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our newly announced agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from Novartis Institutes of BioMedical Research, Inc., comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe our compelling preclinical data, positive clinical data with HMI-102, scientific expertise, product-development strategy and robust intellectual property position us as a leader in the development of genetic medicines.

Our Opportunity in Genetic Medicines

We are currently focused on monogenic diseases where the genetic abnormality is known to occur in a single gene. The majority of monogenic diseases harbor thousands of individual mutations within the diseased gene, each resulting in a loss of function. Adding a functional gene to the cell where there is a missing or mutated gene, replacing an entire diseased gene with a whole functional gene, or expressing an antibody to address the underlying genetic disease mechanism, are the optimal therapeutic approaches for addressing these monogenic disorders. This can be accomplished either through a method of gene therapy called gene transfer in slowly or non-dividing cells, or through a method of gene editing called gene integration in rapidly dividing cells.

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

Our Approach

Our product-development strategy is to continue to develop in parallel both gene therapy and gene editing modalities, and to choose the method we believe is best suited for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit, all while initially leveraging the experience from our gene therapy modality to further advance our gene editing modality. Refer to Figure 1 below for a graphical depiction of our platform.

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

We believe our approach has several key advantages, including:

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

Our Pipeline Strategy

We believe our genetic medicines platform can be applied broadly to treat and potentially cure a wide range of genetic diseases, and we have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are initially pursuing monogenic diseases where we know exactly what we are seeking to correct and exactly which gene to insert into patients’ cells, including delivery via our GTx-mAb platform to express and secrete antibodies from the liver. We are prioritizing monogenic diseases with significant unmet medical needs, validated regulatory pathways, well-accepted biomarkers and significant commercial opportunities. We are currently focused on developing product candidates to treat monogenic diseases in the liver, CNS and peripheral tissues, bone marrow, and the eye, given that our AAVHSCs naturally show a high degree of tropism or ability to enter cells in these organs and organ systems. These tissues are affected in many rare genetic diseases.

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

We are building a deep pipeline across a wide range of diseases and tissue types to leverage the broad potential of our platform. We believe we have validated our AAVHSC platform in the liver based on the results observed in the dose-escalation portion of our Phase 1/2 trial with HMI-102, and we have also initiated a Phase 1 trial with HMI-103, a gene editing development candidate for pediatric PKU. We have completed a comprehensive in vivo biodistribution study in NHPs in which all 11 of the AAVHSCs tested crossed the blood-brain-barrier and the blood-nerve-barrier, we have initiated a Phase 1 trial with HMI-203, a gene therapy development candidate for MPS II, or Hunter syndrome, are advancing a development candidate for PNH, HMI-104, from our GTx-mAb platform through IND-enabling studies and we are further optimizing our HMI-202 vector that we believe may lead to a better therapeutic profile for the potential treatment of MLD. We continue our discovery efforts across multiple targets, including the liver, CNS, human stem cells and ophthalmology. We also may selectively enter into strategic alliances with pharmaceutical or biopharmaceutical companies to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

Our Product Pipeline

The current status of our programs is summarized in the table below:

Our Strategy

Our goal is to transform the lives of patients suffering from severe genetic diseases by using gene therapy and gene editing to cure the underlying cause of the disease. The critical components of our strategy to achieve this goal include:

• Transform the treatment paradigm for rare genetic diseases with the delivery of single-administration curative therapies. Utilizing our proprietary AAVHSCs, we intend to deliver genetic medicines in vivo via a single administration to address the underlying genetic problem in a given disease. For each of the programs in our pipeline, we have identified the mutations of a specific gene that we believe can potentially be addressed by introducing a functional copy of a defective gene via gene therapy, or by replacing an aberrant gene with a healthy one via HR-driven gene integration, resulting in specific integration into the patient’s genome. Our genetic medicines platform allows us to choose the best suited modality for each disease we pursue, and we believe our nucleaise-free editing approach will provide life-long clinical benefits for patients.

• Advance our pipeline programs through clinical proof-of-concept and commercialization. We are continuing to advance the pheNIX clinical trial with investigational HMI-102 gene therapy for adults with PKU at multiple sites in the U.S. In October 2021, we announced that both doses from the dose expansion Phase 2 portion of the pheNIX trial have been generally well-tolerated and have shown evidence of biological activity, including clinically meaningful reductions in Phe levels, increases in Tyr and reductions in the Phe-to-Tyr ratio. On February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. Among the risk-mitigation methods that we intend to propose is a new, more targeted immunosuppressive regimen that is shorter in duration and includes a T-cell inhibitor used in combination with a steroid-sparing regimen that may improve patient compliance. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids. With the additional information requested by the FDA and the planned conversion to a more targeted immunosuppressive regimen, we estimate that we will require more time to submit and receive feedback on our proposed clinical risk-mitigation strategy. Also in October 2021, we announced the initiation of a Phase 1 trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU. We believe our approach of initially utilizing one of our AAVHSCs for gene therapy in adult PKU patients while, in parallel, advancing gene editing for pediatric PKU patients will maximize the efficiency of our pipeline development while providing potential solutions for the unique needs of each particular PKU patient population. Given the well-defined nature of PKU and the concentration of treatment centers, we intend to bring HMI-102, if approved, to patients through a small, targeted internal commercial organization. Finally, in October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an in vivo investigational gene therapy in development for the treatment of adults with Hunter syndrome, a lysosomal storage disorder.

• Continue to expand our pipeline within existing therapeutic areas and expand into new therapeutic areas. We are focused on applying the transformative potential of our genetic medicines platform to develop treatments for patients with monogenic diseases. Initially, we are targeting diseases occurring in the liver, the CNS and PNS, the eye and the hematopoietic system as well as targeting the liver for the expression of therapeutic antibodies. Given the ability of our AAVHSCs to deliver to a wide range of disease-relevant tissues, we believe there are many additional indications for which our technology may be applicable, including other inborn errors of metabolism, lysosomal storage diseases, hematological diseases, and ophthalmic diseases, as well as for in vivo cell therapy. We may also choose to selectively collaborate to expand the indications we can pursue and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

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

• Continue to leverage our manufacturing capabilities. We have fully integrated process development and GMP manufacturing capabilities that support the full breadth and flexibility of our AAVHSC capsid library. We have developed a process development platform that accommodates both gene therapy and gene editing technologies. We have executed our manufacturing platform with multiple product candidates at the 2,000-liter bioreactor scale. In January 2022, we announced an agreement with Oxford to establish a new AAV vector manufacturing company that incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have been operating since 2019. The related transactions closed on March 10, 2022. We will continue to leverage these process development and manufacturing capabilities while reducing our costs and maintaining dedicated manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

• Continue to strengthen and expand our intellectual property portfolio. We have exclusive worldwide rights to our technologies including issued composition of matter patents in the United States for 15 of our novel AAVHSCs for both gene therapy and gene editing. We exclusively acquired rights to this foundational intellectual property for the AAVHSCs from City of Hope, or COH, for developing and commercializing therapeutics based on these vectors. We continue to focus on strengthening our intellectual property estate through the discovery of new AAVHSCs, further characterization around our existing AAVHSCs as well as the core technology involved in delivering our product candidates to patients. To further advance our leadership in gene therapy and nuclease-free gene editing, we actively explore opportunities to collaborate with other leading scientific institutions in the field.

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

Our Proprietary AAVHSCs

Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy with either gene therapy or gene editing constructs. We have the opportunity to expand on this family through capsid shuffling. Both applications rely on the unique ability of our AAVHSCs to efficiently target multiple tissues in the body. Our AAVHSCs were isolated from human stem cells, and we believe they can direct nuclease-free gene integration with higher efficiency relative to that indicated in published data for other AAV-based gene editing approaches. Our AAVHSCs display the following advantages:

Single AAVHSC Platform for Both Gene Therapy and Gene Editing Modalities

Our platform provides us the flexibility to deliver genetic medicines through the best suited modality from either gene therapy or gene editing for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit.

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

AAVHSC15 packaging the promoter-less F8 targeting cassette (AAVHSC15-mF8-Luc) was administered by a single intravenous injection to albino-B6 mice to evaluate the level of targeted integration and expression from the murine F8 locus. Six- to seven-week-old albino-B6 mice were dosed with AAVHSC15-mF8-Luc and reporter expression was followed over time. High levels of lumanciferase expression in livers of mice transduced under these conditions were observed. Bioluminescence increased within a week post-dosing, reached a maximum within 1-2 months and remained significantly above that observed in vehicle-treated mice until the end of the study at 470 days post-dosing (*= P<0.0001 vs vehicle). Ex vivo imaging of tissues harvested on Day 470 showed highest luciferase expression within liver (*=p<0.008 vs vehicle), greater than 100-fold higher than other tissues assessed (**=P<0.0001 vs other tissues), which demonstrated specificity of tissue targeting by AAVHSC15-mF8-Luc (refer to Figure 4 below). At 470 days post-dosing, vector genome levels within livers of treated mice were on average 4.7 ± 2.7 vector genomes/allele.

Figure 4. In vivo gene editing proof-of-concept at the murine F8 locus.

To molecularly characterize AAVHSC15-mF8-Luc-mediated genome editing, a ddPCR-based quantitative F8 editing assay was established. A combination of an F8 locus specific primer and probe and editing vector specific primer and probe in the FAM and HEX channel, respectively, were used to calculate the fraction of F8 loci that have an inserted luciferase transgene. Editing signal in this assay showed linear detection between 0 and 30% allele frequencies based on a standard curve of known molar ratios of edited/unedited alleles. Assay signal was specific as digestion of input DNA with HindIII prior to the ddPCR assay separated the payload from the genomic reference, causing each target to segregate independently within each droplet eliminating the editing signal.

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

HMI-102 for Treatment of PKU in Adult Patients and HMI-103 for Treatment of PKU in Pediatric Patients

Our lead program, HMI-102, is an AAVHSC vector gene therapy candidate designed to treat PAH deficiency, the underlying genetic cause of PKU. We have received orphan drug designation from the FDA and the European Commission for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102 gene therapy for adults with classical PKU at multiple sites in the U.S. and reported positive clinical data in November 2020. We are currently in the dose expansion Phase 2 portion of the pheNIX trial. HMI-102 is intended to treat adult patients with deficiencies in PAH regardless of the specific underlying PAH mutation. On February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold and on March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in the trial and modified clinical risk-mitigation measures.

In October 2021, we announced the initiation of a Phase 1 trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU, and we received Fast Track Designation for HMI-103 for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to PAH deficiency. HMI-103 is designed to replace the defective PAH gene through the targeted integration of a normal copy into the PAH genomic region. We received orphan medicinal product designation and advanced therapy medicinal product classification from the European Medicines Agency, or EMA, for HMI-103 for PKU.

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

Saproterin dihydrochloride, or Kuvan, is an FDA-approved therapy to reduce elevations in serum Phe. Saproterin is a synthetic version of BH4, a cofactor that is required for PAH activity. Treatment with BH4 can activate residual PAH enzyme activity, improve the normal oxidative metabolism of Phe, and decrease Phe levels in some patients; however, clinical data suggests that saproterin is not fully effective in lowering high serum levels of Phe back to normal levels and must be used in conjunction with a low Phe diet. Worldwide sales of Kuvan were approximately $286 million in 2021. Generic versions of Kuvan are available in several countries around the world, including multiple generic versions in the U.S.

Pegvaliase, or Palynziq, is a pegylated plant-derived enzyme called phenylalanine ammonia lyase that was approved in the U.S. by the FDA in 2018 and in Europe by the EMA in 2019. This approach does not correct the underlying genetic disorder (PAH deficiency) and will not reconstitute the natural pathway. We believe Palynziq to have certain limitations including that it must be administered via daily injections and its label contains a black box warning that it can cause severe allergic reaction (anaphylaxis) that may be life-threatening and can happen at any time during treatment with Palynziq. The label states that patients must carry auto-injectable epinephrine with them at all times during Palynziq treatment. Patients in its Phase 3 trials did not meet the secondary efficacy endpoints for cognitive benefit. Worldwide sales of Palynziq were approximately $237 million in 2021.

Our Gene Therapy and Gene Editing Approaches to PKU

We are taking two approaches towards developing a potential therapy for PKU. The first is a gene therapy in which a gene construct encoding human PAH is delivered to liver cells where it directs production of normal PAH via episomal expression driven off a liver-specific promoter. The second potential therapy involves gene integration of a normal copy of the PAH gene into the defective gene of PKU patients. We believe that the gene therapy approach offers an expedited clinical development path towards delivery of a therapeutic to adult and adolescent patients where the majority of target cells are non-dividing in the liver. We believe the gene integration approach would be more suitable in newborn and pediatric patients due to the higher rate of dividing cells as the child grows. The goal of both approaches is to enable production of functional PAH, thus restoring the normal biochemical pathway of Phe metabolism. This can reduce the abnormally high levels of Phe in the blood, while also increasing Tyr levels, the product of PAH-driven Phe metabolism. Using gene editing to correct the defective PAH gene in young patients has the potential to provide long-term benefit as the corrected gene will persist as cells replicate. Correcting the gene has the potential to normalize not only Phe levels, but also Tyr levels, the product of the Phe metabolism and a precursor to neurotransmitter synthesis. This may allow affected children to avoid many of the serious neurological consequences associated with PKU.

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

In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, which is designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently controlled, dose-escalation study in adult patients aged 18–55 years old with classical PKU. The dose-escalation phase of the trial was designed to evaluate safety and efficacy of ascending doses of HMI-102 to enable the selection of a dose for the randomized, concurrently controlled Phase 2 portion of the trial, which was designed to have the potential to be converted to a registrational trial. We enrolled six patients in the dose-escalation phase across three dose cohorts: low-dose (2E13 vg/kg) Cohort 1, n=2; mid-dose (6E13 vg/kg) Cohort 2, n=2; high-dose (1E14 vg/kg) Cohort 3, n=2.

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

Efficacy data from the two patients in Cohort 1 did not show any meaningful reductions in plasma Phe throughout the study. We believe this first and lowest dose in this dose-escalation study was insufficient to impact Phe levels. In Cohort 2, one patient experienced a marked Phe reduction from baseline level of 1,010 μmol/L, and recorded five plasma Phe values <360 μmol/L, and many of <600 μmol/L. The mean percentage change from baseline for this patient are reported in three categories: Phe, Tyr, and the Phe-to-Tyr ratio. For patients with PKU, the goal for a therapy is to lower Phe values, increase Tyr values and lower the overall Phe-to-Tyr ratio. As of the cutoff date, this patient’s mean percentage change from baseline showed a 48.6% reduction in plasma Phe, an 81.1% increase in Tyr and a 70.8% decrease in the Phe-to-Tyr ratio. We believe these results are consistent with an increase in PAH enzymatic activity and increased Phe metabolism. These results were observed even while the patient self-liberalized diet, including a mean percent change from baseline of more than a 100% increase in dietary Phe intake.

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

Based on the safety and efficacy results observed in the dose-escalation phase as of the cutoff date, in early 2021 we advanced to the Phase 2 randomized, concurrently controlled, expansion phase of the pheNIX trial, which has the potential to be converted to a registrational trial. We selected two doses for the expansion phase: 6E13 vg/kg and 8E13 vg/kg. In October 2021, we announced that as of September 30, 2021, both doses in the expansion phase of the trial have been generally well-tolerated and have shown evidence of biological activity, including clinically meaningful reductions in Phe levels, increases in Tyr and reductions in the Phe-to-Tyr ratio. On February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. Among the risk-mitigation methods that we intend to propose is a new, more targeted immunosuppressive regimen that is shorter in duration and includes a T-cell inhibitor used in combination with a steroid-sparing regimen that may improve patient compliance. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids, which are commonly employed to deliver genetic medicines. With the additional information requested by the FDA and the planned conversion to a more targeted immunosuppressive regimen, we estimate that we will require more time to submit and receive feedback on our proposed clinical risk-mitigation strategy. As a result, we now expect to provide a program update when the path forward is established with the FDA.

Preclinical Studies with HMI-102

The potential of an AAVHSC15-delivered PAH gene was assessed in a well-established mouse model of PKU called the Pahenu2, or ENU2, mouse. This model contains a mutation in the murine Pah gene that results in abolished activity and elevated serum Phe levels. Baseline levels of serum Phe in these mice are approximately 1,500 micromoles per liter compared to normal levels of approximately 80 micromoles per liter, levels that are similar to those seen in classical PKU patients and normal controls, respectively. Single intravenous injections of HMI-102 into these PAH-deficient mice resulted in reductions of serum Phe to levels that are within the range for normal mice. As depicted in Figure 9, the reduction in serum Phe levels persisted for 48 weeks in treated mice on a normal protein diet, consistent with the lifespan of the model. In addition to a reduction in serum Phe, the administration of our gene therapy candidate also resulted in elevations of serum Tyr due to the restoration of the normal biochemical pathway.

Figure 9. A single injection of HMI-102 resulted in rapid and sustained reductions in serum Phe and increased Tyr levels in PAH-deficient mice that are on a regular diet.

A subsequent study was performed to further characterize the effect of HMI-102 on normalizing levels of Phe and neurotransmitter metabolism in the brain. As shown in Figure 10, a single administration of HMI-102 in the ENU2 mouse model reduced levels of Phe in the brain to normal levels as measured at 4 weeks post-dosing. Furthermore, the brain concentrations of 5-HIAA, a metabolite of serotonin, was increased to normal levels. These results indicate that HMI-102 administration directly impacts the metabolic pathway associated with loss of PAH.

ENU2 Murine Model

Reduction in Brain Phe

600
400
200
0
Phe mmol/g
Normal Mice
ENU2+ Vehicle
ENU2 + HMI-102

Increase in Brain 5-HIAA *Metabolite of Serotonin*

10000
8000
6000
4000
2000
0
5-HIAA pmol/g
Normal Mice
ENU2+ Vehicle
ENU2 + HMI-102

5-HIAA = 5-hydroxyindoleacetic acid

Figure 10. HMI-102 normalizes key neurological measures underscoring restoration of normal biochemical pathway.

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

We have conducted in vivo experiments showing the integration of a human PAH cDNA into the human PAH gene locus using a humanized liver mouse model. In this model, human hepatocytes constitute the majority of the liver cells, providing an in vivo model to test human specific editing constructs. Injection of the human AAVHSC PAH gene editing candidate in this model resulted in the insertion of a codon-optimized human PAH cDNA into the human PAH locus and mRNA expression of the PAH cDNA. The in vivo integration rate at the target locus, shown in Figure 11, was calculated at a frequency of 6%. This level of editing has been shown to be sufficient to normalize Phe levels in the murine model. A second assay was also performed on DNA that was specific for human and murine hepatocytes obtained from this study. The assay provides an orthogonal approach for characterizing the frequency of targeted integration and enables testing the species-selectivity of the targeted integration. The results of this assay showed integration only in the human hepatocytes and not in the murine hepatocytes, demonstrating selectivity for the human locus. Figure 12 below shows data following I.V. administration of the murine surrogate, or the murine version of HMI-103. The human construct is designed with human-specific homology arms, so a murine surrogate is necessary for testing in the PKU murine model. As depicted, we observed that PAH gene integration was durable out to 43 weeks (end of study) and resulted in marked and durable serum Phe reduction.

Figure 11. Human-specific AAVHSC PAH gene editing candidate resulted in a targeted integration rate of 6%, as measured by NGS in an in vivo humanized liver murine model.

Figure 12. I.V. administration of murine surrogate (with murine homology arms) of HMI-103 showed durable gene integration in Pahenu2 model of PKU.

The fidelity of the integration of the cDNA into the target locus was evaluated by NGS sequencing. There were no de novo mutations detected in either homology arm target site. We also evaluated the samples for the presence of ITRs. Viral ITRs are non-homologous sequences that lie beyond the extent of the recombination event and thus should not be integrated into the target site. The integrated alleles were free of ITR sequence, consistent with HR as the main mechanism for integration. Together, these data showed that the targeted integration of the human PAH cDNA into the human PAH locus displayed sequence fidelity with no evidence of mutations. A genome wide integration assay using long read NGS was developed to assess for off-target HR-mediated integration in human hepatocytes. No off-target HR-mediated integration sites were detected above the limit of detection.

Based on these data, in October 2021, we announced the initiation of a Phase 1 trial with HMI-103. The pheEDIT clinical trial is an open-label, dose escalation study evaluating the safety and efficacy of single I.V. administration of HMI-103, and is expected to enroll up to nine patients ages 18-55 years old who have been diagnosed with PKU due to PAH deficiency. In addition to safety endpoints, the trial will measure serum Phe changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. We expect that the first patient in the pheEDIT clinical trial will be dosed following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites, and completion of an 82-day screening/run-in period to account for and more closely understand day-to-day Phe fluctuations of participants. If positive safety and efficacy results are established in adults, we then plan to enroll younger patients in clinical trials. We expect to provide an update on the pheEDIT clinical trial at the end of 2022.

Additional Product Opportunities

CNS Diseases

Our CNS programs are designed to take advantage of our AAVHSCs’ natural ability to cross the blood-brain-barrier and blood-nerve-barrier in non-human primates.

HMI-203: Our Gene Therapy Approach for Hunter Syndrome

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an in vivo investigational gene therapy in development for the treatment of adults with MPS II or Hunter syndrome, a rare, X-linked lysosomal storage disorder caused by mutations in the iduronate-2-sulfatase, or IDS, gene, which is responsible for producing the I2S enzyme that breaks down large sugar molecules, or cellular waste, called glycosaminoglycans, or GAGs. Severe Hunter syndrome results in toxic lysosomal accumulation of GAGs that causes progressive debilitation and decline in intellectual function. Hunter syndrome occurs in approximately 1 in 100,000 to 1 in 170,000 males, and the severe form leads to life expectancy of 10 to 20 years. We received orphan medicinal product designation and advanced therapy medicinal product classification from the EMA for HMI-203 for Hunter syndrome.

The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203, and is expected to enroll up to nine male patients ages 18-30 years old who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy. In addition to safety endpoints, the trial will measure plasma I2S activity, urinary GAG levels and other peripheral disease manifestations. Qualitative data on unmet medical needs from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT. We expect to provide an update on the juMPStart clinical trial at the end of 2022.

The standard of care for treating Hunter syndrome is enzyme replacement therapy, or ERT, which can delay some complications but does not treat CNS manifestations of Hunter syndrome since the enzyme cannot cross the blood-brain-barrier. In 2006, the recombinant form of human I2S (Elaprase), an ERT for the treatment of Hunter syndrome was approved by the FDA and subsequently approved for use internationally. In January 2021, the recombinant form of idursulfase-beta (Hunterase), an ERT for the treatment of Hunter syndrome received manufacturing and marketing approval in Japan and in March 2021, pabinafusp alfa, a recombinant iduronate-2-sulfatase ERT that delivers therapeutics across the blood-brain barrier was approved by the Ministry of Health, Labour and Welfare in Japan and has been marketed since May 2021 under the brand name “IZCARGO® I.V. Infusion 10mg.” However, specific treatment to address the neurological manifestations of Hunter syndrome and prevent or stabilize cognitive decline remains a significant unmet medical need outside of Japan.

Development candidate HMI-203 is a potential one-time AAVHSC treatment designed to deliver functional copies of the IDS gene to multiple target organs, including the PNS and CNS, following a single I.V. administration. In preclinical studies, a single I.V. administration of HMI-203 led to robust biodistribution and sustained human I2S (hI2S) enzyme expression, which resulted in significant reductions in key Hunter syndrome biomarkers of heparan sulfate GAGs and lysosomal-associated membrane protein 1 (LAMP-1) in the brain, liver, heart, spleen, lungs and kidneys compared with the vehicle. Significant reductions in heparan sulfate GAGs in the cerebrospinal fluid (CSF) compared with vehicle were also observed, as well as ameliorated paw deformities, as shown by significant changes in measurements of ankle depth, paw width, paw depth and ankle width compared with vehicle. Finally, HMI-203 administration led to uptake of hI2S from the serum of the HMI-203-treated model in human cell lines, which demonstrated the potential for cell cross-correction. These data were presented at WORLDSymposium™ in 2021 and 2022. Refer to Figure 13 below.

Figure 13. Single IV administration of HMI-203 demonstrated systemic expression, reduction of GAGs, and correction of phenotype in murine model.

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

We have generated preclinical data showing that a single intravenous dose of HMI-202 crossed the blood-brain-barrier and blood-nerve-barrier in a murine model and NHPs, shown in Figure 14, and had broad tissue tropism in physiologically relevant regions of the CNS and PNS, resulting in increased human ARSA enzyme activity to levels well above the therapeutic threshold when compared to average adult human enzyme activity. It is believed that levels of enzyme activity of 10 to 15% of normal could potentially be curative, based on human data from healthy subjects with enzyme activity levels in this range. These data were presented at WORLDSymposium™ in 2021.

Figure 14. Single IV administration of HMI-202 crossed blood-brain-barrier and resulted in broad tissue tropism and therapeutically relevant levels of ARSA activity in the CNS of treated non-human primates.

Single IV administration of HMI-202 in the murine Arsa knockout model resulted in a reduction of LAMP-1 accumulation in the spinal cord and a reduction of sulfatide in the brain, both at 52 weeks post-dose (refer to Figure 15 below).

Figure 15. Single IV administration of HMI-202 resulted in reduction of LAMP-1 accumulation (52 weeks post-treatment) and reduction in sulfatide accumulation (52 weeks post-treatment) in murine model.

HMI-104: Our Gene Therapy Approach for PNH

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. This platform represents an additional way that we are leveraging our AAVHSCs to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating proof-of-concept in PNH. Our data showed that a single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with anti-C5 therapeutic levels, sustained and robust IgG expression in vivo in a humanized murine humanized liver model and a murine NOD-SCID model and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay.

IgG

Human-IgG (µg/mL) in serum
100000
10000
1000
100
10
1
0.1
0.01
0
5
10
15
Weeks post treatment
target range
required Ab level
vg/kg
1.8e14
4.4e13
1.4e13
5e12
5e11

NOD-SCID, males
N=3/group
Construct 04, Capsid C

IgG ↔ Hemolysis

% Hemolysis
100
50
0
0.01
0.1
1
10
100
1000
10000
100000
[C5mAb]µg/mL

(NOD-SCID = Non-obese diabetic/severe combined immunodeficiency)

Figure 16. Single IV administration of an AAVHSC GTx-mAb demonstrated dose dependent serum expression in vivo in a humanized murine humanized liver model and a murine NOD-SCID model and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay.

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

Manufacturing

As a company committed to curing diseases, the ability to deliver our novel therapeutic vectors to patients is critical. Therefore, we have built strong scientific AAV process development and manufacturing capabilities to support our clinical development programs. We have established a commercial manufacturing platform and process that supports both gene therapy and gene editing, which is scalable from preclinical to GMP. Our process development and manufacturing strategy leverages a single platform for both gene therapy and gene editing that is scalable and facilitates rapid development to the clinic. Our development focus includes design and engineering of plasmid constructs, cell culture, transfection, purification, formulation and analytical development. We leverage our manufacturing platform across our entire pipeline, from our research programs, to our preclinical programs and now to our clinical programs. Our platform was designed from its inception to be our commercial process, allowing us to rapidly transition from research into the clinic and eventually to commercialization. Our manufacturing platform has been scaled and tested across more than 450 different constructs with more than 550 unique lots of vector successfully executed.

Our manufacturing strategy utilizes mammalian cells for our AAVHSC vector-based product candidates. All of our programs utilize HEK293 transfection in a serum-free suspension bioreactor process. HEK293 is a well-characterized and commonly used system for many clinical-stage AAV vector products. Additionally, HEK293 cells are familiar to regulatory authorities, and commercial raw materials and reagents are readily available. Our purification leverages chromatography-based operations to provide high quality vector and ensure robust commercial-scale operations. In addition to our process development, we also internally developed 45 analytical methods to test, monitor, and characterize our products. Expertise and learnings will be leveraged across gene therapy and gene editing programs.

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed our previously announced transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford have agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development and manufacturing to pharmaceutical and biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have been operating since 2019. We will continue to leverage these process development and manufacturing capabilities while reducing our costs and maintaining dedicated manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

Pursuant to the terms of the Purchase Agreement and a contribution agreement, or the Contribution Agreement, entered into between us and OXB Solutions prior to the closing of the OXB Solutions Transaction, or the Closing, we agreed to assign and transfer to OXB Solutions all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products, but excluding certain assets related to manufacturing or testing of our proprietary AAV vectors, or collectively, the Transferred Assets, in exchange for 175,000 common equity units in OXB Solutions, or Units, and OXB Solutions assumed from us, and agreed to pay, perform and discharge when due, all of our duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, we sold to OXB, and OXB purchased from us, 130,000 Units, or the Transferred Units, in exchange for $130.0 million. In connection with the Closing, OXB contributed $50.0 million in cash to OXB Solutions in exchange for an additional 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB Solutions, and (ii) we owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB Solutions.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB Solutions Operating Agreement, we will be entitled to designate one director on the Board of Directors of OXB Solutions, which shall initially be Arthur Tzianabos, our President and Chief Executive Officer. Further, Tim Kelly, our former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

Concurrently with the Closing, we entered into certain ancillary agreements with OXB Solutions including a license and patent management agreement whereby OXB Solutions granted certain licenses to us, a supply agreement for a term of three years which includes certain annual minimum purchase commitments, a lease assignment pursuant to which we assigned all of our right, title and interest in, to and under our facility lease to OXB Solutions, a sublease agreement whereby OXB Solutions subleased certain premises in its facility to us, as well as several additional ancillary agreements.

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

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene therapy and gene editing products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Generation Bio, Moderna, Nestlé Health Science, PTC Therapeutics, Jnana Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. As such, the major competition in this space may be limited to American Gene Technologies and BioMarin, both of which are behind our development program according to public filings.

There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

If our Hunter syndrome treatment is approved, it may compete with approved products such as IZCARGO(R), a blood-brain-barrier-penetrating recombinant iduronate-2-sulfatase approved in Japan, as well as investigational product candidates from Avrobio, Denali Therapeutics and REGENXBIO, and ERTs from Takeda and/or GC Pharma. However, we believe that only a gene editing approach has the potential to address the neurological manifestations of Hunter syndrome and prevent or stabilize cognitive decline.

If our MLD treatment is approved, it may compete with approved products such as Libmeldy, a lentiviral vector-based ex vivo gene therapy approved in the EU and a select group of additional countries for the treatment of MLD from Orchard Therapeutics, as well as investigational product candidates from Takeda and Passage Bio. We believe that our in vivo gene therapy approach for MLD could be used early in the disease progression with the potential for earlier protein expression, offering advantages over Orchard Therapeutics' ex vivo approach, as well as advantages over chronic, intrathecal ERTs, such as Takeda’s approach.

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are licensed from third parties. As of December 31, 2021, we have an exclusive license or co-exclusive license under 18 United States issued patents, nine foreign patents and 52 patent applications, pending in the United States and internationally.

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

These two families of patents and patent applications together include eleven granted patents in the United States, four foreign granted patents, and 15 pending applications in the United States, Europe, Canada, Australia and other selected countries in Latin America and Asia. The first family of issued patents and patent applications is material to HMI-102 and relates to our novel AAV vectors and their use in cellular transduction. The nine issued U.S. patents in this family are expected to expire in 2031 and may be extended by up to five years in the United States via patent term extension depending on the regulatory pathway of the products covered by such patents. The second family includes two issued U.S. patents relating to our AAV vectors and their use in genome editing. The issued patents in this family are expected to expire in 2035 and may be extended by up to five years in the United States and in certain other countries via patent term extension depending on the regulatory pathway of the products covered by such patents.

The Caltech Portfolio

In September 2016, we co-exclusively licensed, with another commercial third party, two families of patents and patent applications directed to novel AAV capsids and vectors that demonstrate enhanced blood-brain-barrier penetration for the potential treatment of CNS diseases from Caltech.

These families of patents and patent applications include seven granted patents in the United States, two granted patents in Europe, one granted patent each in Colombia, Russia and South Africa, and 19 pending applications in the United States, Europe, Canada, Australia and other selected countries in Latin America and Asia. The seven issued U.S. patents relate to novel AAV capsids and vectors and are expected to expire in 2034. Certain other patent applications directed to novel AAV capsids and vectors, if they were to issue, may have later expirations.

Trademarks

Our trademarks Homology Medicines, HMI, the H logo, the HOMOLOGY MEDICINES, INC. logo and AMENDR, are pending or registered in the United States and/or certain international countries. We currently own two registered trademarks and two pending trademark applications in the United States, 29 registered trademarks around the world, and 14 pending foreign trademark applications.

Strategic Collaborations

Collaboration and License Agreement with the Novartis Institutes for BioMedical Research, Inc.

In November 2017, we entered into a collaboration and license agreement with Novartis, pursuant to which we agreed to collaborate on researching, developing, and commercializing novel genome editing products that modulate certain gene targets. On February 26, 2021, we received notice from Novartis that they had elected to terminate the agreement with respect to the ophthalmic target, which was the only remaining target under the agreement. Accordingly, the notice served as notice of Novartis’ termination of the agreement in its entirety, with an effective date of August 26, 2021. Under the terms of the agreement, Novartis was obligated to continue to reimburse the Company for certain research and development costs through August 26, 2021. Upon effectiveness of the termination, such reimbursements ceased. As a result of this notice, we regained worldwide exclusive rights from Novartis to research, develop, manufacture and commercialize our proprietary nuclease-free gene editing technology platform for the ophthalmic target. The companies believe that results of studies conducted under the agreement provide early proof-of-principle and support a nuclease-independent approach to editing of relevant cell types in the eye after sub-retinal injection.

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

On August 6, 2021, the Company received notice from COH that it did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH license. This notice does not affect the Company's exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, (the "Mammalian Therapeutic Field"), where the Company retains exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH license in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to the Company's exclusive worldwide license with COH does not impact any of its current therapeutic product development candidates in development, including HMI-102, HMI-103, HMI-203, HMI-202 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

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

U.S. Biological Products Development Process

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of extensive nonclinical, sometimes referred to as preclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including good laboratory practices, or GLP, requirements;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, the efficacy measurements to be evaluated and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent IRB or ethics committee at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or a data monitoring committee, which provides guidance for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor or its data safety monitoring board may suspend or permanently discontinue a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or the clinical study is not being conducted in accordance with FDA regulations. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. The FDA and the IRB may also halt, terminate or impose other conditions if either believes the patients are subject to unacceptable risk.

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

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing and distribution of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture, pharmacology, chemistry and controls of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with GCP.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and BLA user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application, including a full BLA, to market the same drug or biologic for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan-designated product. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a biologic product candidate may request that the FDA designate the biologic as a Fast Track product at any time during the clinical development of the product. The FDA must determine if the biologic product candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. With regard to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A biological product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A biologic can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the biologic, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for marketing, including a product candidate with a Fast Track designation or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A BLA is eligible for priority review if the biological product candidate has the potential to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product candidate may be eligible for accelerated approval. Biological product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that such product candidates be approved on the FDA's determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled post-marketing Phase IV clinical studies to verify the predicted clinical benefit. Failure to conduct required post-approval trials, or to confirm a clinical benefit during such post-marketing trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and transparency laws and regulations regarding drug pricing and payments and other transfers of value made to physician and other licensed healthcare professionals. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.

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

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, or ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA:

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation, or GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions, for instance in the European Union, or EU, governing, among other things, clinical trials, marketing authorizations, post-marketing authorization requirements and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

In addition, ethical, social and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

During the development of a medicinal product, the European Medicines Agency, or EMA, and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs.

“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the EMA’s CHMP, and are valid across the entire territory of the EU. The centralized procedure is compulsory for certain types of product candidates such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) ATMPs such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. It is very likely that the centralized procedure would apply to the products we are developing.

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

In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted, but this is however not guaranteed. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member state through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving a MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

The application for orphan drug designation must be submitted before the MAA. Orphan drug designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of an MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the regulatory authorities cannot accept a MAA, or grant a MA, or accept an application to extend a MA, for the same indication, in respect of a similar medicinal product. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2021, we had 224 full-time employees, including 45 employees with M.D. or Ph.D. degrees. Of these full-time employees, 197 employees are engaged in research and development activities, including technical operations, clinical, regulatory and research and development. As of March 10, 2022, the closing date of the agreement with Oxford, we had 104 full-time employees, of which 75 are engaged in research and development activities, including clinical, regulatory and research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

We are a clinical-stage genetic medicines company with a limited operating history. We have never been profitable and do not expect to be profitable in the foreseeable future. We have incurred net losses in each year since beginning to develop our product candidates, including net losses of approximately $95.8 million and $128.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $424.1 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive FDA or foreign regulatory authorities approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with genetic medicines product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, together with the $130.0 million received from Oxford in March 2022, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, preclinical activities relating to HMI-202 and HMI-104, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates and any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

To date, we have invested a significant portion of our efforts and financial resources in the development of HMI-102. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize this product candidate. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to HMI-102, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of HMI-102, which may never occur if HMI-102 is ultimately shown to not be associated with phenylalanine hydroxylase enzymatic activity and increased Phe metabolism, or if HMI-102 were associated with serious adverse events, or if it were found to not be efficacious. Therefore, we cannot be certain that HMI-102 will be successful in our current Phase 1/2 pheNIX trial or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. On February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold and on March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated liver function tests observed in the trial and modified clinical risk-mitigation measures. Even if we receive approval to market HMI-102 from the FDA or other regulatory authorities, we cannot be certain that our product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market HMI-102 in the United States until it receives approval of a Biologics License Application, or BLA from the FDA, or in any foreign countries until it receives the requisite approval from such countries.

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

In addition, effective as of the OXB Solutions Transaction closing date, OXB Solutions incorporated Homology’s AAV manufacturing capabilities and is now operated by 125 AAV manufacturing experts formerly employed by Homology. We may not be able to effectively manage this transition and it could put additional strain on our personnel resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-OXB Solutions Transaction" in Item 7 of Part II to this Annual Report on Form 10-K.

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

Under our license agreements with each of COH and California Institute of Technology, or Caltech, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations, including potential payments to COH if we were to sublicense the COH technology to additional strategic collaborators. If these payments become due, we may not have sufficient funds available to meet our obligations or we may have to direct funds from other development efforts, and as a result, our development efforts may be materially harmed.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

We intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our recently initiated Phase 1 pheEDIT clinical trial.

We have concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and, prior to our recently initiated Phase 1 pheEDIT clinical trial, none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. In addition, because our programs are all in the research, preclinical or early-clinical stage, we have not yet been able to fully assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy with either gene editing or gene therapy constructs. Both applications rely on the unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, studies conducted by a third party in non-human primates suggest that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity of the dorsal root ganglion, or DRG. To date, we have not observed the severe DRG toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

In the European Union, or EU, the European Medicines Agency, or EMA, has a Committee for Advanced Therapies, or CAT, that, in conjunction with the Committee for Human Medicinal Products, or CHMP, is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMPs. ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. The CAT’s opinion is considered by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates. In addition, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

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

Changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of such product candidates, or lead to significant post-approval limitations or restrictions. Additionally, adverse developments in clinical trials conducted by others of gene therapy products or products created using genome editing technology, or adverse public perception of the field of genome editing, may cause the FDA and other regulatory authorities to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing genome editing technologies, either of which could materially harm our business. Furthermore, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the development or commercialization of current or future product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and genetic medicines industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our current and future clinical trials are completed as planned, we cannot be certain that their results will establish the safety, purity, potency and/or effectiveness of any of our product candidates to the satisfaction of the FDA or other regulatory authorities, even if we believe that such trials were successful.

To date, we have not completed any clinical trials for our product candidates. Although we have initiated our Phase 1/2 pheNIX trial for HMI-102, our Phase 1 pheEDIT clinical trial for HMI-103, and our Phase 1 juMPStart clinical trial for HMI-203, we may experience delays in conducting any clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, we have experienced, and may continue to experience, delays in enrolling our Phase 2 pheNIX trial as a result of the COVID-19 pandemic. In addition, on February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold and on March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in the trial and modified clinical risk-mitigation measures. We could encounter further delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or similar applications seeking regulatory approval. We cannot predict with any certainty if or when we might complete the development of HMI-102 or any other product candidate and submit a BLA or similar applications or whether any such BLA or similar applications will be approved by the FDA or comparable foreign authorities. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate revenues from our product candidates may be delayed. In addition, any delays in our clinical trials could increase our costs, slow down the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations, or CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

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

We may seek a Breakthrough Therapy Designation for our product candidates if the clinical data support such a designation for one or more product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for priority review and rolling review of a BLA, if the relevant criteria are met.

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

We may seek EMA PRIME designation or apply for other expedited regulatory pathways, designations, schemes or tools in the EU or UK for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

We may seek EMA PRIME (Priority Medicines) designation or other designations, schemes or tools for one or more of our product candidates. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy and Fast-Track designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The EMA PRIME scheme or other schemes, designations, or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened. Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

We may equally pursue some of the post-Brexit UK MHRA procedures to prioritize access to new medicines that will benefit patients, such as a 150-day assessment, a rolling review procedure and an innovative licensing and access pathway, or ILAP. ILAP aims to accelerate the time to market and to facilitate patient access to medicines, including new chemical entities, biological medicines, new indications and repurposed medicines. To benefit from ILAP, we must first apply to the MHRA for an innovation passport. Product developers that benefit from ILAP will be provided with advice on clinical trial design to ensure optimal data generation for both regulatory approval and health technology appraisal.

The competent regulatory authorities in the EU and the UK have broad discretion whether to grant access to the aforementioned schemes and designations, and even if we were to be eligible for some of these procedures, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such designation may create uncertainty or delay in the clinical development of our product candidates and threaten the commercialization prospects of our product candidates, if approved. Such an occurrence could materially impact our business, financial condition and results of operations.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways or similar expedited approval pathways outside the United States. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or similar expedited approval pathways by foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or foreign regulatory authorities may seek to withdraw accelerated approval or similar expedited approval.

We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post- approval confirmatory studies to verity and describe the drug or biologic’s clinical benefit. If such post-approval studies fail to confirm such clinical benefit or if the sponsor fails to conduct such studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis.

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed. Furthermore, marketing authorizations may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to the introduction of specific procedures. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This type of marketing authorization is close to a conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike a conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although a marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization may be withdrawn where the risk-benefit ratio is no longer favorable.

Prior to seeking accelerated approval or similar expedited approval for any of our product candidates, we intend to seek feedback from the FDA or other comparable regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or similar expedited approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA or similar application seeking accelerated approval or similar expedited approval. Furthermore, if we decide to submit an application for accelerated approval or similar expedited approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We have received orphan drug designation for HMI-102 and HMI-202, and we intend to seek orphan drug designation for our other product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

We have received orphan drug designation for HMI-102 in the United States and the EU for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In addition, we have received orphan drug designation for HMI-202 in the United States and EU for the use of AAVHSC15 expressing human arylsulfatase A for the treatment of metachromatic leukodystrophy, or MLD. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in the EU. The European exclusivity period can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

In the EU, a specific framework has been implemented for ATMPs to facilitate their access to the EU market. An ATMP can be classified into three main types of medicinal products: (i) gene therapy medicinal products containing genes that lead to a therapeutic, prophylactic or diagnostic effect, (ii) somatic-cell therapy medicinal products containing cells or tissues that have been manipulated to change their biological characteristics or cells or tissues not intended to be used for the same essential functions in the body which can be used to cure, diagnose or prevent diseases, and (iii) tissue-engineered products containing cells or tissues that have been modified so they can be used to repair, regenerate or replace human tissue. Companies developing product candidates may seek a scientific recommendation from the EMA’s CAT on ATMP classification. This optional procedure allows applicants to clarify whether a given product candidate based on genes, cells or tissues meets the scientific criteria which define ATMPs, in order to address, as early as possible, questions of borderline with other areas, which may arise as science develops. ATMP classification recommendation is adopted by the EMA’s CAT, after consultation with the European Commission. The EMA offers a range of advisory services and incentives to support the development of ATMPs such as contribution of the CAT’s members in the discussion of the scientific advice and fee waivers. Similarly to RMAT designation, ATMP classification in the EU does not change the standards for product approval, and there is no assurance that such classification will result in expedited review or approval.

Our contract manufacturers, including the newly formed AAV vector manufacturing company, Oxford Biomedica Solutions LLC, are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. In March 2022, we closed the previously announced agreement with Oxford to establish a new AAV vector manufacturing company, Oxford Biomedica Solutions LLC, that incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have been operating since 2019. The related transactions closed on March 10, 2022. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP or similar requirements outside the United States. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. Our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. Similar requirements apply in foreign jurisdictions. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA and foreign regulatory approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or foreign regulatory authorities approval of the products will not be granted.

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

If our third-party manufacturers fail to maintain regulatory compliance, the FDA or other regulatory authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement and/or marketing authorization application supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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
•
we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients or implement similar risk management measures;
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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that neither our current product candidates, nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to file for substantive review any BLAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. Similar risks exist in foreign jurisdictions.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory authorities, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA and other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA- or foreign regulatory authorities-required studies, approval of any BLA or application that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS or similar risk management measures, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

In addition, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the pharmaceutical industry in the long term.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the agency and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, in particular the EMA, following its relocation to

Amsterdam and related reorganization, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP or similar regulations and standards.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, foreign regulatory authorities rules and regulations and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our business and operations may suffer in the event of information technology system failures, cyber-attacks or deficiencies in our cyber-security.

Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and malware (e.g. ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error (e.g., social engineering, phishing), a technical vulnerability, malfeasance or other disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Although, to our knowledge, we have not experienced any significant security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

Initial, interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we publicly disclose initial, interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial, top-line or preliminary data we previously published. As a result, initial, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we also disclose interim or initial data from our preclinical studies and clinical trials. Interim or initial data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial, interim, top-line or preliminary data and final data could significantly harm our business prospects. Further, disclosure of any such data by us or by our competitors could result in volatility in the price of our common stock.

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

If the top-line, interim, initial or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Biden administration will affect our business or financial condition.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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
•
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•
the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals; and
•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers. For instance, in the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations, are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and member states level. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g. annual) basis.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. In the United States, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, increases data privacy obligations for covered companies and provides individual privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, was also recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

Furthermore, the Federal Trade Commission, or FTC, and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the UK’s departure from the EU, we are also subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo either through the gene therapy or nuclease-free gene editing modality. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Censa Pharmaceuticals, Generation Bio, Nestlé Health Science, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. If our Hunter syndrome treatment is approved, it may compete with therapies from Shire and/or GC Pharma. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics, Passage Bio and/or Shire. In vivo gene therapy approaches provide potential advantages over ex vivo approaches. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including but not limited to Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Prime Therapeutics and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, assuming FDA or foreign authorities approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Moreover, for drugs and biologics administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•
political and economic instability, including in light of the developing conflict between Russian and Ukraine;
•
fluctuations in currency exchange rates; and
•
higher costs of doing business internationally, including increased accounting, travel infrastructure and legal compliance costs.

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

There is a risk that any of our product candidates approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Risks Related to Our Dependence on Third Parties

We currently contract with third parties, including the newly formed AAV vector manufacturing company, Oxford Biomedica Solutions LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third-party manufacturers for the manufacture of materials for research programs, preclinical and clinical studies. We do not have long-term supply agreements with all of the third-party manufacturers, and we purchase our required supply on a purchase order basis. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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
•
reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting;
•
inability to meet our drug specifications and quality requirements consistently;
•
delay or inability to procure or expand sufficient manufacturing capacity;
•
issues related to scale-up of manufacturing;
•
costs and validation of new equipment and facilities required for scale-up;
•
reliance on single sources for drug components;
•
lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;
•
misappropriation of proprietary information, including our trade secrets and know-how;
•
the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or study drug or placebo not being properly identified;

•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales;
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•
carrier disruptions or increased costs that are beyond our control.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with GMP regulations or similar regulatory requirements outside the United States. The failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects. Moreover, as a result of the COVID-19 pandemic, we began to accelerate the procurement of raw materials for future manufacturing, research and development needs to minimize potential supply chain interruptions. We continue to accelerate procurement of raw materials to meet all manufacturing needs, some of which are sourced from a single-source supplier. It is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials.

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

We and our CROs will be required to comply with GLP and GCP, which are regulations and guidelines enforced by the FDA and are also required by the competent authorities in the EU and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under GMP regulations. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We do not have multiple sources of supply for all of the components used in HMI-102, HMI-103, HMI-203 and our other product candidates. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of HMI-102, HMI-103 and HMI-203. If we obtain regulatory approval for HMI-102, HMI-103 or HMI-203, we would need to expand the supply of components in order to commercialize them.

We do not have multiple sources of supply for all of the components used in the manufacturing of HMI-102, HMI-103 and HMI-203. We also do not have long-term supply agreements with any of our component suppliers. We are currently evaluating manufacturers that will commercially manufacture HMI-102. It is our expectation that we will only qualify one initial supplier that will need to be approved by the FDA. If for any reason we are unable to obtain product from the manufacturer we select, we would have to qualify new manufacturers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Furthermore, pursuant to the terms of the Supply Agreement with OXB Solutions entered into in March 2022, we have agreed to purchase from OXB Solutions at least 50% of our clinical supply requirements of AAV-based products during the initial term of the Supply Agreement. If we were to experience an unexpected loss of supply from OXB Solutions for any reason, this could result in a delay in our desired clinical and commercial timelines.

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

As part of any marketing approval, a manufacturer of HMI-102 is required to be licensed by the FDA or foreign regulatory authorities prior to commercialization. This licensing process normally includes inspections by regulatory authorities that must be successful prior to them being licensed. Failure of manufacturing suppliers to successfully complete these regulatory inspections will result in delays. If supply from the approved supplier is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a BLA amendment or supplement and/or marketing authorization application amendment or supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.

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

In response to the spread of COVID-19, most office-based employees were asked to from home. We implemented a return-to-work policy which provided for a hybrid of remote and in-office work, and we expect to operate on such a semi-virtual basis for at least the first half of 2022, pending the future direction of the COVID-19 pandemic. We continue to limit the number of staff in our research and development laboratories to key personnel and maintain shift schedules for our laboratories and a modified office layout to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility, and have implemented procedures regarding office visitors to better protect our employees. Disruptions caused by the COVID-19 pandemic have resulted, and may continue to result, in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience additional disruptions in conducting or completing the Phase 1/2 pheNIX trial or other planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with the pheNIX trial. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, while we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials. If the COVID-19 pandemic continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of additional new variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. We have recently experienced increased turnover of key personnel. We have also incurred increased expenses in connection with the retention of existing key personnel and hiring of new employees, and we expect these increased costs to continue. Competition to hire from the limited pool of skilled workers discussed above is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 18.4% of our outstanding voting stock as of December 31, 2021. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of approximately $367.2 million and $369.0 million, respectively. Our state NOLs, and federal NOLs generated in taxable years beginning before January 1, 2018, are subject to expiration and will expire at various dates through 2041. Federal NOLs generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years. As of December 31, 2021, we also had federal and state research and development and other tax credit carryforwards, or credits, including the orphan drug credit, of approximately $43.2 million and $10.8 million, respectively, available to reduce future income tax liabilities. The federal and state credits expire at various dates through 2041. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities, to the extent subject to expiration. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, if any. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our state NOLs or credits may also be impaired or subject to limitations under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently occupy approximately 26,850 square feet of office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB Solutions that expires in 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on The Nasdaq Global Select Market under the symbol “FIXX” since March 28, 2018. Prior to that time, there was no public market for our common stock.

Holders

As of March 11, 2022, there were approximately 57,385,285 shares of common stock outstanding with 17 holders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between March 28, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) and December 31, 2021, with the cumulative total return of (a) The Nasdaq Biotechnology Index, (b) The Nasdaq Composite Index and (c) The SPDR S&P Biotech ETF, which is an exchange-traded fund that seeks to replicate the performance of the S&P Biotechnology Select Index, over the same period. This graph assumes an initial investment of $100 on March 28, 2018 in our common stock, The Nasdaq Biotechnology Index, The Nasdaq Composite Index and The SPDR S&P Biotech ETF assumes the reinvestment of dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$-
3/28/18
3/31/18
6/30/18
9/30/18
12/31/18
3/31/19
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
Homology Medicines Inc.
NASDAQ Biotechnology Index
Nasdaq Composite Index
SPDR ETF S&P Biotech

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act during the quarter ended December 31, 2021.

Use of Proceeds

Not applicable.

Item 6. [Reserved].

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

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through our gene therapy, our nuclease-free gene editing modality, or our gene therapy to express antibodies platform, or GTx-mAb. Our clinical programs include: HMI-102, an investigational gene therapy candidate in clinical development for the treatment of adult patients with phenylketonuria, or PKU; HMI-103, an investigational gene editing candidate in clinical development for the treatment of patients with PKU; and HMI-203, an investigational gene therapy candidate in clinical development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome. Additionally, we are developing a gene therapy candidate, HMI-104, from our GTx-mAb platform for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and we are conducting research in other diseases including metachromatic leukodystrophy, or MLD. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, cardiac and skeletal muscle and the eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the disease-relevant tissues exhibit. Our product-development strategy is to continue to develop in parallel gene therapy and gene editing, while initially leveraging the experience from our gene therapy product candidates to further advance our gene editing. We believe our technology platform will allow us to provide transformative cures using either modality.

The unique properties of our proprietary family of 15 AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications to the genome, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, which are known to significantly increase the risk of unwanted modifications.

Clinical-Stage Product Candidates

HMI-102: Investigational Gene Therapy for the Treatment of Adult Patients with PKU

We are currently in Phase 2 of the pheNIX clinical trial with our first and lead product candidate, HMI-102, a gene therapy in development for the treatment of adults with PKU. We have received Fast Track Designation for HMI-102 from the U.S. Food and Drug Administration, or FDA, for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase, or PAH, deficiency through normalization of circulating Phe levels.

In November 2020, we reported positive safety and efficacy clinical data from the dose-escalation phase of the trial. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). The results showed that HMI-102 was generally well-tolerated, and resulted in marked reductions in phenylalanine, or Phe, increases in tyrosine, or Tyr, and reductions in the Phe-to-Tyr ratio, at two doses. Phe is a registrable endpoint in PKU, and the Phe-to-Tyr ratio is a clinically relevant diagnostic measurement for PKU. Based on the safety and efficacy results observed in the dose-escalation phase, we selected and advanced two doses to the randomized, concurrently controlled, dose expansion Phase 2 portion of the pheNIX trial, which was designed to have the potential to be converted to a registrational trial.

In October 2021, we announced that, as of September 30, 2021, both doses in the Phase 2 portion of the trial have been generally well-tolerated and have shown evidence of biological activity, including clinically meaningful reductions in Phe levels, increases in Tyr and reductions in the Phe-to-Tyr ratio. In addition, several new clinical trials sites have been recently added to the trial for a total of 15 active sites currently, with more sites expected. Despite increased interest in pheNIX, enrollment is slower than anticipated, due in part to a COVID-19 resurgence.

On February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated liver function tests, or LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. Among the risk-mitigation methods that we intend to propose is a new, more targeted immunosuppressive regimen that is shorter in duration and includes a T-cell inhibitor used in combination with a steroid-sparing regimen that may improve patient compliance. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids. With the additional information requested by the FDA and the planned conversion to a more targeted immunosuppressive regimen, we estimate that we will require more time to submit and receive feedback on our proposed clinical risk-mitigation strategy. As a result, we now expect to provide a program update when the path forward is established with the FDA.

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In October 2021, we announced the initiation of a Phase 1 trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU and received Fast Track Designation for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to phenylalanine hydroxylase deficiency. The pheEDIT clinical trial is an open-label, dose escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103, and is expected to enroll up to nine patients ages 18-55 years old who have been diagnosed with classical PKU due to PAH deficiency. In addition to safety endpoints, the trial will measure serum Phe changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. We expect that the first patient in the pheEDIT clinical trial will be dosed following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites, and completion of an 82-day screening/run-in period to account for and more closely understand day-to-day Phe fluctuations of participants. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-103 clinical trials. We expect to provide an update on the pheEDIT clinical trial at the end of 2022.

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

HMI-203: Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an investigational gene therapy in development for the treatment of adults with Hunter syndrome. Hunter syndrome is a lysosomal storage disorder caused by mutations in the iduronate 2-sulfatase, or IDS, gene leading to absent or deficient I2S enzymatic activity, which causes toxic lysosomal accumulation of glycosaminoglycans, or GAGs. The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203, and is expected to enroll up to nine male patients ages 18-30 years old who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy, or ERT. Qualitative data on unmet medical needs obtained from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT.

In addition to safety endpoints, the trial will measure plasma I2S activity, urinary GAG levels and other peripheral disease endpoints. We expect to provide an update on the juMPStart clinical trial at the end of 2022.

In preclinical studies, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S enzyme expression, leading to significant reductions in heparan sulfate GAG levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant reductions in skeletal deformities compared with vehicle.

Earlier-Stage Product Candidates

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. This platform represents an additional way that we are leveraging our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating proof-of-concept in PNH. Our data showed that our AAVHSCs delivered vectors at a high efficiency to the liver and secreted antibodies throughout the body, resulting in sustained expression levels consistent with C5 antibody therapeutics in a humanized murine model.

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

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed our previously announced transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford have agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development and manufacturing to pharmaceutical and biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have been operating since 2019. We will continue to leverage these process development and manufacturing capabilities while reducing our costs and maintaining dedicated manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

Pursuant to the terms of the Purchase Agreement and a contribution agreement, or the Contribution Agreement, entered into between us and OXB Solutions prior to the closing of the OXB Solutions Transaction, or the Closing, we agreed to assign and transfer to OXB Solutions all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products, but excluding certain assets related to manufacturing or testing of our proprietary AAV vectors, or collectively, the Transferred Assets, in exchange for 175,000 common equity units in OXB Solutions, or Units, and OXB Solutions assumed from us, and agreed to pay, perform and discharge when due, all of our duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, we sold to OXB, and OXB purchased from us, 130,000 Units, or the Transferred Units, in exchange for $130.0 million. In connection with the Closing, OXB contributed $50.0 million in cash to OXB Solutions in exchange for an additional 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB Solutions, and (ii) we owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB Solutions.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB Solutions Operating Agreement, we will be entitled to designate one director on the Board of Directors of OXB Solutions, which shall initially be Arthur Tzianabos, our President and Chief Executive Officer. Further, Tim Kelly, our former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

Concurrently with the Closing, we entered into certain ancillary agreements with OXB Solutions including a license and patent management agreement whereby OXB Solutions granted certain licenses to us, a supply agreement for a term of three years which includes certain annual minimum purchase commitments, a lease assignment pursuant to which we assigned all of our right, title and interest in, to and under our facility lease to OXB Solutions, a sublease agreement whereby OXB Solutions subleased certain premises in its facility to us, as well as several additional ancillary agreements.

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet, or the Expansion Premises, and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for a tenant improvement allowance not to exceed $5.3 million. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB Solutions with Homology subleasing a portion of lab and office space back from the newly created company. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our lease agreement.

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

In April 2016, we entered into an exclusive license agreement with City of Hope, or COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our current therapeutic product development candidates in development, including HMI-102, HMI-103, HMI-203, HMI-202 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

Management Team and Financial Overview

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio that includes a combination of issued patents and pending patent applications that are owned by us or licensed from third parties. The portfolio includes issued patents in the United States directed to our family of 15 AAVHSCs, and issued patents in the United States, Europe, Japan, and China specifically directed to gene editing using these AAVHSCs. As of December 31, 2021, we have an exclusive license or co-exclusive license under 18 United States issued patents, nine foreign granted patents and 52 patent applications pending in the United States and internationally. These licensed patent applications include two United States applications and 13 foreign applications that are co-owned with COH. In addition, we own a granted United States patent relating to our HMI-102 composition that is expected to expire in 2039 and may be eligible for patent term extension depending on the regulatory pathway of the product covered by the patent. We also own ten United States and 86 foreign patent applications that are pending. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our newly announced agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, positive clinical data with HMI-102, scientific expertise, product-development strategy, manufacturing platform and process and robust intellectual property position us as a leader in the development of genetic medicines.

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

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $34.0 million and $2.7 million in collaboration revenue for the years ended December 31, 2021 and 2020, respectively. Collaboration revenue for the year ended December 31, 2021 includes the recognition of approximately $30.8 million of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021, and is therefore not expected to continue in future years. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2021 and 2020 were $95.8 million and $128.7 million, respectively. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $424.1 million and $328.4 million, respectively.

Our total operating expenses were $129.9 million and $133.0 million for the years ended December 31, 2021 and 2020, respectively. We expect our research and development expenses to increase in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and clinical trials associated with our other product candidates, including HMI-202, our gene therapy product candidate for MLD, for which we are focusing on optimization of the vector and HMI-104, our GTx-mAb product candidate for PNH, and research activities in additional therapeutic areas to expand our pipeline, including the addition of our GTx-mAb platform, hiring additional personnel in research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, to supply us with product for our clinical studies, costs to manufacture product for preclinical and clinical studies and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We have incurred significant capital expenditures for the buildout of a facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this facility and in support of our product development candidates and research initiatives. As a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We expect to incur significant additional capital expenditures in support of our research and development activities.

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
•
the costs and timing of process development scale-up activities, and the adequacy of supply of our product candidates for preclinical studies and clinical trials through CMOs;

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

We believe that cash and cash equivalents and short-term investments as of December 31, 2021, together with the $130.0 million in cash received from Oxford in March 2022, will enable us to fund our current projected operating expenses and capital expenditure requirements into the second half of 2024 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, preclinical activities relating to HMI-202 and HMI-104, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a shareholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our shareholders.

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

Impact of the COVID-19 Pandemic

We are closely monitoring how the spread of the COVID-19 pandemic is affecting our employees, clinical trials, preclinical studies and overall operations. In response to the spread of COVID-19, we have taken steps to minimize the impact on our operations.

Operations – At the onset of the COVID-19 pandemic, to protect the health of our employees and the third parties with whom we interact, most office-based employees were asked to work from home. We have now implemented a return-to-work policy which provides for a hybrid of remote and in-office work, and we expect to operate on such a semi-virtual basis for at least the first half of 2022, pending the future direction of the COVID-19 pandemic. Essential staffing levels in our operations remain in place, including key personnel in our laboratories. For those employees on-site, we continue to maintain shift schedules for our laboratories and a modified office layout to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility and have implemented procedures regarding office visitors to better protect our employees.

Clinical trials – We are currently in Phase 2 of our Phase 1/2 pheNIX clinical trial and are working with trial sites to mitigate COVID-19-related disruptions in order to help ensure the safety of patients and healthcare professionals. In addition, we have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic have resulted, and may continue to result, in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience additional disruptions in conducting or completing this trial or other planned clinical trials and the incurrence of unforeseen costs as a result of these delays. We will continue to evaluate the impact of the COVID-19 pandemic on the pheNIX trial and our other clinical trials and will make adjustments, as needed.

Preclinical studies – All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. In addition, any planned or potential meetings with the FDA or other regulatory authorities about any of our development programs could be delayed as these regulatory bodies respond to the COVID-19 pandemic.

At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses and as a result, we expect that the COVID-19 pandemic may impact our business, revenues, results of operations and financial condition. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, the spread of variants, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $34.0 million in collaboration revenue for the year ended December 31, 2021, primarily related to the termination of the Novartis collaboration and license agreement (see Notes 15 and 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding revenue recognition discussions).

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
•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs and our internal technical operations team that manufactured our product candidates for use in our preclinical testing, our ongoing clinical trials with HMI-102, HMI-103 and HMI-203 and additional potential future clinical trials;
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

The following table summarizes our research and development expenses by product candidate or development program:

	For the Year Ended December 31,
(in thousands)	2021	2020	Change
External development costs for clinical programs:
HMI-102	$18,501	$36,409	$(17,908)
HMI-103	10,034	6,476	3,558
HMI-203	11,981	6,669	5,312
Other development-stage programs' external development costs	4,035	10,480	(6,445)
Employee-related costs	45,227	38,373	6,854
Other research and development costs	3,307	1,985	1,322
Total research and development expenses	$93,085	$100,392	$(7,307)

Research and development activities are central to our business model. We expect that our research and development expenses will increase for the foreseeable future as we advance our clinical trials for the treatment of PKU, including our Phase 2 pheNIX clinical trial with HMI-102 and our Phase 1 pheEDIT clinical trial with HMI-103, advance Phase 1 juMPStart clinical trial with HMI-203 for the treatment of Hunter syndrome, advance our product candidate HMI-202 for the treatment of MLD into clinical trials, advance our product candidate HMI-104 from our GTx-mAb platform for the treatment of PNH through IND-enabling studies and continue to discover and develop additional product candidates. However, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and short-term investments. Our interest income has decreased due to lower balances in invested funds and lower yields on invested funds during the year ended December 31, 2021 as compared to the same period in 2020. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $367.2 million and $369.0 million, respectively, that expire at various dates through 2041. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $43.2 million and $10.8 million, respectively, that expire at various dates through 2041. Included in the $43.2 million of federal research and development credit carryforwards is $33.9 million of orphan drug credit carryforwards.

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

Revenue Recognition—We recognize revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Accordingly, we recognize revenue when we obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. For example, a significant portion of revenue recognized from our collaboration with Novartis, prior to termination, was related to research and preclinical development work performed whereby revenue was recognized as the underlying services were performed using a cost-to-cost model. Prior to the termination of the collaboration with Novartis, we measured the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Accrued Research and Development Expenses—As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to contract research organizations and other third parties in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf and contract manufacturing organizations in connection with producing product for our clinical studies, vendors in connection with preclinical development activities and vendors related to product manufacturing and development and distribution of preclinical supplies.

We base our accrued expenses related to preclinical and clinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials and CMOs that manufacture product for our research and development activities on our behalf. The financial terms of these agreements are sometimes subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly.

Although we do not expect our estimates to be materially different from expenses actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for us beginning January 1, 2023, with early application permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020	Change

Collaboration revenue	$33,971	$2,702	$31,269
Operating expenses:
Research and development	93,085	100,392	(7,307)
General and administrative	36,835	32,573	4,262
Total operating expenses	129,920	132,965	(3,045)
Loss from operations	$(95,949)	$(130,263)	$34,314
Other income:
Interest income	185	1,569	(1,384)
Total other income	185	1,569	(1,384)
Net loss	$(95,764)	$(128,694)	$32,930

Collaboration Revenue

Collaboration revenue for the year ended December 31, 2021 was $34.0 million, compared to $2.7 million for the year ended December 31, 2020. Collaboration revenue in both periods includes the recognition of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, which terminated in August 2021. As a result of the termination, all remaining deferred revenue pursuant to the collaboration and license agreement with Novartis was recognized as we performed the final activities under the collaboration and license agreement through the termination date. In addition, for the year ended December 31, 2021, we recognized collaboration revenue of $3.2 million related to the Stock Purchase Agreement with Pfizer.

Research and Development Expenses

	For the Year Ended December 31,
(in thousands)	2021	2020	Change
External development costs for clinical programs:
HMI-102	$18,501	$36,409	$(17,908)
HMI-103	10,034	6,476	3,558
HMI-203	11,981	6,669	5,312
Other development-stage programs' external development costs	4,035	10,480	(6,445)
Employee-related costs	45,227	38,373	6,854
Other research and development costs	3,307	1,985	1,322
Total research and development expenses	$93,085	$100,392	$(7,307)

Research and development expenses for the year ended December 31, 2021 were $93.1 million, compared to $100.4 million for the year ended December 31, 2020. The decrease of $7.3 million was primarily due to a decrease of $17.9 million in direct research expenses for HMI-102 including costs incurred with our CRO to conduct and manage our Phase 2 pheNIX clinical trial due to a slow-down in trial enrollment, as well as lower manufacturing costs in 2021 as we had accelerated procurement of raw materials and production runs in 2020 to mitigate potential supply chain interruptions and relied entirely on our internal manufacturing capabilities for clinical supply in 2021. Additionally, there was a $6.4 million decrease in direct research expenses related to our other development-stage programs, primarily due to higher spending on HMI-202 in the prior year as we completed IND-enabling studies. Partially offsetting these decreases was a $3.6 million and a $5.3 million increase in direct research expenses for HMI-103 and HMI-203, respectively, as we advanced both programs into the clinic in 2021, as well as an increase of $6.9 million in employee-related costs due to additional employee headcount to support our ongoing development programs, research initiatives, technology platform and manufacturing capabilities resulting in increases in salaries, payroll taxes, stock-based compensation expense and recruiting costs. Other research and development costs related to laboratory supplies and research materials for our early-stage research programs and platform-development work increased $1.3 million over the prior year.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $36.8 million, compared to $32.6 million for the year ended December 31, 2020. The increase of $4.2 million was due to an increase of $1.6 million of stock-based compensation expense, an increase in market research of $0.5 million, an increase in legal costs and other professional fees of $1.4 million, and an increase in recruiting fees of $0.5 million. Additionally, there was an increase in licensed software of $0.5 million and an increase in insurance costs of $0.4 million. These increases were partially offset by a decrease in facilities costs of $0.8 million.

Interest Income

Interest income for the year ended December 31, 2021 was $0.2 million, compared to $1.6 million for the year ended December 31, 2020. The decrease was the result of lower invested balances in cash, cash equivalents and short-term investments for the year ended December 31, 2021 compared to the year ended December 31, 2020, as well as significantly lower yields on invested funds.

Net Loss

Net loss for the year ended December 31, 2021 was $95.8 million, compared to $128.7 million for the year ended December 31, 2020. The decrease in net loss was primarily due to the increase in collaboration revenue discussed above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs and our capital expenditures will increase in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs to support preclinical studies and clinical trials, expanding our research and development laboratories and manufacturing facility, expanding our intellectual property portfolio, and providing general and administrative support for our operations. However, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock and through an up-front payment and funding of research candidates from a collaboration partner. Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our IPO in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our newly announced agreement with Oxford. Included in our net proceeds is $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer through a private placement transaction.

Equity Offerings and ATM Program

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020 (as amended, the Shelf). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by us of up to an aggregate $148.4 million of our common stock. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. During the year ended December 31, 2021, we sold 114,914 shares of common stock under the Sales Agreement, at an average price of approximately $14.00 per share, raising aggregate net proceeds of approximately $1.5 million after deducting an aggregate commission of 3% and issuance costs. As of December 31, 2021, there was $148.4 million of common stock remaining available for sale under the ATM.

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

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed our previously announced transaction with Oxford pursuant to the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford have agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development and manufacturing to pharmaceutical and biotechnology companies. Pursuant to the terms of the agreements entered into as part of the OXB Solutions Transaction, we have assigned and transferred to OXB Solutions all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products. Oxford paid us $130.0 million upfront and invested $50.0 million to fund the new company in exchange for an 80-percent ownership stake, while we own 20 percent of the new company. See Part I, Item 1. “Manufacturing—Oxford Biomedica Solutions Transaction” and Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the OXB Solutions Transaction.

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

Cash Flows

Our cash, cash equivalents and short-term investments totaled $155.9 million and $217.4 million as of December 31, 2021 and 2020, respectively. We had no indebtedness as of December 31, 2021 and 2020.

The following table summarizes our sources and uses of cash for the period presented:

	For the Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(109,751)	$(94,332)
Net cash provided by (used in) investing activities	(50,788)	204,896
Net cash provided by financing activities	52,169	53,093
Net change in cash and cash equivalents	$(108,370)	$163,657

Cash Flows for the year ended December 31, 2021

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $109.8 million, driven primarily by our net loss of $95.8 million as we incurred expenses associated with research and development activities on HMI-102, HMI-103 and HMI-203, including the Phase 2 pheNIX trial for our HMI-102 program, and research activities on other applications for our technology, a decrease in deferred revenue of $33.4 million, and a decrease in operating lease liabilities of $2.4 million. These items were partially offset by net non-cash expenses of $27.8 million, which includes $17.2 million of stock-based compensation expense and $8.4 million of depreciation expense.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $50.8 million, attributable to maturities of short-term investments of $49.0 million, offset by purchases of short-term investments of $97.4 million and purchases of property and equipment of $2.4 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $52.2 million, primarily due to $49.7 million of net proceeds from the issuance of common stock in follow-on public offerings and $1.5 million of net proceeds from the issuance of common stock pursuant to ATM financing.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $53.1 million, primarily due to $52.0 million of net proceeds from the issuance of common stock in a private placement transaction with Pfizer in November 2020.

Funding Requirements

Though our operating expenses decreased in 2021, research and development expenses are expected to increase in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203 and our preclinical activities including IND-enabling studies, continue to optimize our manufacturing processes, engage with CMOs and initiate additional human clinical trials. However, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase as we expand our operations.

Specifically, our expenses will increase as we:

•
pursue the preclinical and clinical development of our product candidates;
•
pursue the preclinical and clinical development of other product candidates based on our gene therapy and gene editing technology;
•
further optimize our manufacturing processes and contract with CMOs to support our preclinical studies and clinical trials of our product candidates;
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

We believe that our existing cash and cash equivalents, together with the $130.0 million received from Oxford in March 2022, will enable us to fund our current projected operating expenses and capital expenditure requirements into the second half of 2024, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, the advancement of HMI-103, our lead gene editing product candidate for PKU, through IND-enabling studies and into a Phase 1/2 clinical trial, HMI-203, our lead CNS/PNS gene therapy product candidate for Hunter syndrome, through IND-enabling studies and into a Phase 1/2 clinical trial, and HMI-202, a CNS gene therapy product candidate for MLD, through additional preclinical studies as we focus on optimizing the program’s vector, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect.

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
•
the costs, scope and timing of process development and manufacturing activities with CMOs associated with our lead product development programs and other programs we advance through preclinical and clinical development;
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

In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Annual Report on Form 10-K, as the pandemic continues to evolve globally. See “Impact of the COVID-19 Pandemic” above and “Risk Factors— The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K for a further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Contractual Obligations

As of December 31, 2021, we had non-cancelable operating leases with total future minimum lease payments of $48.2 million, of which $3.3 million will be payable in 2022. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases. These payments are for operating leases for our corporate headquarters in Bedford, Massachusetts, comprised of office, manufacturing and lab space that expire in June 2030 and May 2032. Under the terms of the OXB Solutions Transaction, our leases for this space has been assigned to OXB Solutions effective March 10, 2022, with Homology subleasing a portion of lab and office space back from the newly created company. This assignment significantly decreases our contractual obligations under our operating leases to approximately $3.8M through 2024 when the sublease expires. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our lease agreement.

Our agreements with certain institutions to license intellectual property include potential milestone and success fees, sublicense fees, royalty fees, licensing maintenance fees, and reimbursement of patent maintenance costs that we may be required to pay. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial milestones. These potential obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known with certainty. For further information regarding these agreements, please see Part I, Item 1. “Strategic Collaborations.”

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above. Pursuant to the terms of the Supply Agreement with OXB Solutions entered into in March 2022, we have agreed to purchase from OXB Solutions at least 50% of our clinical supply requirements of AAV-based products during the initial term of the Supply Agreement. We are committed to purchase a minimum of nine production runs and $12.5 million of process development services in 2021 under the Supply Agreement. The Supply Agreement will provide for an initial term of three years, which period may be extended for an additional one-year term. After the initial term, we will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either Party may terminate the Supply Agreement upon an uncured material breach by the other Party or upon the bankruptcy or insolvency of the other Party.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $155.9 million, or 73.6% of our total assets at December 31, 2021, and $217.4 million, or 82.4% of our total assets at December 31, 2020. Interest income earned on these assets was $0.2 million in 2021 and $1.6 million in 2020. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At December 31, 2021, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2021 and 2020.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers:
Arthur O. Tzianabos, Ph.D.	58	President and Chief Executive Officer and Director
W. Bradford Smith	66	Chief Financial and Business Officer and Treasurer
Albert Seymour, Ph.D.	54	Chief Scientific Officer
Paul Alloway, Ph.D., J.D.	51	Chief Legal Officer and Secretary
Michael Blum	54	Chief Commercial Officer
Directors:
Steven Gillis, Ph.D. (3)	68	Director
Richard J. Gregory, Ph.D. (2)	64	Director
Kush M. Parmar, M.D., Ph.D. (2)	41	Chairman of the Board
Matthew R. Patterson (1)	50	Director
Jeffrey V. Poulton (1)	54	Director
Alise S. Reicin, M.D. (3)	61	Director
Mary Thistle (1)	62	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.

Arthur O. Tzianabos, Ph.D. has served as our President, Chief Executive Officer and member of our board of directors since April 2016. Dr. Tzianabos joined Homology from OvaScience, Inc., a biotechnology company (which has since merged with and into Millendo Therapeutics, Inc.), where he served as President and Chief Scientific Officer from September 2013 to March 2016. Prior to OvaScience, Dr. Tzianabos spent eight years at Shire plc, a biotechnology company, where he served in positions of increasing responsibility, including Senior Director, Discovery Research, Vice President, Program Management and Senior Vice President and Head, Research and Early Development. From 1992 to 2005, Dr. Tzianabos was a faculty member at Harvard Medical School and maintained laboratories at the Channing Laboratory, Brigham and Women’s Hospital and the Department of Microbiology and Molecular Genetics at Harvard Medical School. Dr. Tzianabos has served as a director of Stoke Therapeutics, Inc., a public biotechnology company, since April 2018 and is Chairman of the board of directors of Akouos, Inc., a public biotechnology company, since July 2018. Dr. Tzianabos previously served as a director of BIND Therapeutics, Inc., a biotechnology company, from October 2015 to July 2016. Dr. Tzianabos holds a B.S. in Biology from Boston College and a Ph.D. in Microbiology from the University of New Hampshire. We believe Dr. Tzianabos’ extensive academic and clinical experience, as well as his knowledge of the industry, qualifies him to serve on our board of directors.

W. Bradford Smith has served as our Chief Financial Officer and Treasurer since April 2017 and our Secretary from July 2017 to June 2020. From March 2014 to April 2017, Mr. Smith was Chief Financial Officer of Ocular Therapeutix, Inc., a biopharmaceutical platform company. Prior to joining Ocular Therapeutix, Inc., Mr. Smith served as the Chief Financial Officer of OmniGuide, Inc., a medical device company, from July 2008 to March 2014. Mr. Smith has served as a member of the Board of Directors of Lyra Therapeutics, Inc., clinical-stage therapeutics company, since November 2019. Mr. Smith holds a B.S. in Biology from Tufts University and an M.B.A. from the Whittemore School of Business and Economics at the University of New Hampshire.

Albert Seymour, Ph.D. has served as our Chief Scientific Officer since April 2016. Prior to joining Homology, Dr. Seymour was Senior Vice President, Head of Global Research and Nonclinical Development at Shire plc, a biotechnology company, from 2011 to 2016. Since February 2021, Dr. Seymour has served on the board of directors of Ensoma Inc., a private gene therapy startup company. Dr. Seymour received his B.A. in Biology from the University of Delaware, an M.S. from Johns Hopkins University School of Medicine and his Ph.D. in Human Genetics from the University of Pittsburgh.

Paul Alloway, Ph.D., J.D. has served as our Chief Legal Officer since March 2022 and our Secretary since June 2020 and prior to that, he served as our Senior Vice President, General Counsel from May 2020 to March 2022. Prior to joining

Homology, Dr. Alloway was Vice President, Head of Legal and Corporate Secretary at Foghorn Therapeutics, a clinical-stage biotechnology company, from July 2018 to April 2020. Prior to joining Foghorn Therapeutics, Dr. Alloway served as Vice President and Senior Counsel at DRI Capital, a Canadian private-equity firm that specializes in pharmaceutical healthcare royalty investments, from October 2015 to June 2018. Dr. Alloway obtained his B.Sc. in Biology from the University of Toronto, his Ph.D. in Molecular and Cellular Biology from Dartmouth College and his J.D. from Suffolk University Law School.

Michael Blum has served as our Chief Commercial Officer since March 2022 and prior to that, he served as our Senior Vice President, Commercial Strategy from January 2020 to March 2022 and prior to that, he served as our Vice President, Commercial Strategy from November 2017 to January 2020. Prior to joining Homology, Mr. Blum was Head of Commercial Operations at Zafgen, Inc., a biopharmaceutical company, from April 2015 to November 2017. Prior to joining Zafgen, Inc., Mr. Blum was Head of Global Access for Sarepta Therapeutics from October 2013 to April 2015. Mr. Blum holds a B.A. in English from the College of the Holy Cross and an M.B.A. from Babson College.

Directors

Steven Gillis, Ph.D. has served as a member of our board of directors since 2016. Since 2005, Dr. Gillis has been a managing director at ARCH Venture Partners, a venture capital firm. From 1994 to 2005, Dr. Gillis served as Chief Executive Officer and chairman of the board of directors of Corixa Corporation, which he co-founded in October 1994. Previously, Dr. Gillis served as Director, Head of Research and Development, Chief Scientific Officer and acting Chief Executive Officer of Immunex Corporation, which he co-founded, from 1981 until his departure in 1994. As a former director and chairman of Trubion Pharmaceuticals, Inc., Dr. Gillis led its acquisition by Emergent BioSolutions in the fall 2010. Dr. Gillis has served as a director of Takeda Pharmaceutical Company Limited (and as director of Shire plc prior to its acquisition by Takeda) since January 2019. In addition, Dr. Gillis has also served as a director and chairman of VBI Vaccines Inc. since May 2016 and as a director of Codiak Biosciences, Inc. since November 2015. Dr. Gillis also currently serves as a director of several private companies. Dr. Gillis previously served as a director at Pulmatrix, Inc. from 2008 to 2020, at PhaseRx, Inc. from 2008 to 2018 and at bluebird bio, Inc. from 2011 to 2015. Dr. Gillis received his B.A. in Biology and English from Williams College and his Ph.D. in Biological Science from Dartmouth College. We believe that Dr. Gillis’s knowledge of immunology and experience in the venture capital industry, particularly with biotechnology and pharmaceutical companies, qualifies him to serve as a member of our board of directors.

Richard J. Gregory, Ph.D. has served as a member of our board of directors since 2015. Prior to his retirement, Dr. Gregory served as Executive Vice President and Chief Scientific Officer of ImmunoGen, Inc., a biotechnology company, from 2015 until August 2019. Prior to joining ImmunoGen, Inc., he spent 25 years at Genzyme Corporation, a biotechnology company, in roles of increasing responsibility, including Senior Vice President and Head of Research from 2003 until Genzyme Corporation’s acquisition by Sanofi in 2011, and Head of Research and Development for Genzyme from 2011 through 2014. Dr. Gregory has served as a director of ProMIS Neurosciences, Inc. since October 2016 and as a director of CANbridge Pharmaceuticals Inc. since April 2020. Dr. Gregory received his B.A. in Science from Virginia Tech and holds a Ph.D. from the University of Massachusetts, Amherst, and completed his post-doctoral work at the Worcester Foundation for Experimental Biology. We believe that Dr. Gregory’s knowledge of immunology qualifies him to serve as a member of our board of directors.

Kush M. Parmar, M.D., Ph.D. has served as a member of our board of directors since 2015 and as Chairman of the Board since March 2018. Dr. Parmar is a Managing Partner at 5AM Venture Management LLC, an early stage venture capital firm focused on the life sciences, where he has been since 2010. Before joining 5AM, from 2002 to 2010, he was at Harvard Medical School, where he was an NIH-sponsored M.D./Ph.D. physician scientist fellow in the joint Harvard-MIT Health Sciences and Technology Program. Dr. Parmar has served on the boards of 5:01 Acquisition Corp. since September 2020, Akouos, Inc., since October 2017, Entrada Therapeutics, Inc. since October 2016, Rallybio Corporation since April 2018, Vor Biopharma Inc. since February 2019, and Syngene International Ltd. since July 2020. He has also served on the boards of numerous private companies. He previously served as a board member or observer for Arvinas, Inc., Achaogen, Inc., Audentes Therapeutics, Inc. (acquired by Astellas Pharma Inc.), Pulmatrix, Inc. and scPharmaceuticals Inc. He is a member of the scientific advisory boards of Penn Medicine, Princeton University’s Department of Molecular Biology, and the Grace Science Foundation, and is a fellow of the Society of Kauffman Fellows. Before joining 5AM, Dr. Parmar completed clinical clerkships at the Massachusetts General & Brigham and Women’s Hospitals, attended courses at Harvard Business School and consulted for an oncology startup. He also founded a non-profit international development organization, the Cruz Blanca Initiative. He holds an A.B. in Molecular Biology and Medieval Studies from Princeton University, a Ph.D. in Experimental Pathology from Harvard University, and an M.D. from Harvard Medical School. We believe that Dr. Parmar’s experience in the life sciences industry, his experience as a venture capitalist and senior executive, as well as his service on the boards of directors of numerous companies provide him with the qualifications to serve as a director of our company.

Matthew R. Patterson has served as a member of our board of directors since 2018. Mr. Patterson has served as Executive Chairman of the board of directors at Remix Therapeutics, a biotechnology company, since April 2021 and as Executive Chairman of the board of directors at Iris Medicine, Inc. Therapeutics, a biotechnology company, since January 2022. Mr. Patterson is the co-founder of Audentes Therapeutics, Inc., a biotechnology company, and served in the role of Strategic Advisor from January 2020 to April 2021. Previously, he served as its Chief Executive Officer from November 2012 until Audentes’ acquisition by Astellas Pharma Inc. in January 2020. Mr. Patterson also served as Audentes’ Chairman of the board of directors and formerly served as President until May 2018. Prior to that, Mr. Patterson was the Entrepreneur-In-Residence at OrbiMed Advisors LLC. Prior to OrbiMed, Mr. Patterson served in roles at Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc. and Genzyme Corporation. Mr. Patterson has served as a director of Vor Biopharma, Inc. since October 2020 and 5:01 Acquisition Corp. since September 2020. Mr. Patterson holds a B.A. from Bowdoin College. We believe that Mr. Patterson’s experience in the biotechnology and biopharmaceutical industries, as well as his service on the board of directors of a public company provide him with the qualifications to serve as a director of our company.

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

Mary Thistle has served as a member of our board of directors since 2018. Ms. Thistle has served as Special Advisor to the Bill & Melinda Gates Medical Research Institute, a non-profit biotech organization, since the fall of 2020, and previously served as the organization’s Chief of Staff from January 2018 until assuming her current role. Prior to that, she held senior leadership positions at Dimension Therapeutics, Inc., a gene therapy company, including Chief Operating Officer from 2016 to 2017 and Chief Business Officer from 2015 to 2016. Prior to joining Dimension Therapeutics, Inc., she spent six years at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, where she held various leadership positions, including Senior Vice President, Business Development from 2014 to 2015, Vice President, Business Development from 2012 to 2013 and Senior Director, Business Development from 2009 to 2012. Prior to that, she held various positions at ViaCell, Inc. and PerkinElmer Inc. Ms. Thistle has served on the board of directors of Ziopharm Oncology, Inc. since November 2020 and Entrada Therapeutics, Inc. since May 2021. Ms. Thistle holds a B.S. in Accounting from the University of Massachusetts, Boston and is a former Certified Public Accountant. We believe that Ms. Thistle is qualified to serve on our board of directors due to her finance background and industry experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based on our review of the copies of such forms filed with the SEC and upon any written representations of the Reporting Persons received by us, we believe that there have been five late Form 4 filings in January 2022 for Arthur O. Tzianabos, W. Bradford Smith, Albert Seymour, Tim Kelly and Gabriel M. Cohn, each reporting three transactions.

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

Family Relationships

There are no family relationships among any of our executive officers or directors.

Item 11. Executive Compensation.

This section discusses the material components of our 2021 compensation program for our principal executive officer and next three most highly compensated executive officers who are named in the 2021 Summary Compensation Table below. These “named executive officers” and their positions are:

•
Arthur O. Tzianabos, Ph.D., President and Chief Executive Officer;
•
Albert Seymour, Ph.D., Chief Scientific Officer; and
•
W. Bradford Smith, Chief Financial Officer.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and 2020:

Name and principal position	Fiscal Year	Salary $	Bonus $	Option Awards $ (1)	Stock Awards $ (2)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (3)	Total $
Arthur O. Tzianabos, Ph.D.	2021	583,100	—	2,116,074	578,760	320,705	8,700	3,607,339
President and Chief Executive Officer	2020	563,200	—	—	—	309,760	13,000	885,960
Albert Seymour, Ph.D.	2021	450,000	—	649,818	179,140	180,000	8,700	1,467,658
Chief Scientific Officer	2020	426,800	—	—	—	170,720	10,057	607,577
W. Bradford Smith	2021	445,300	120,000	1,016,382	275,600	178,120	12,377	2,047,779
Chief Financial Officer, Treasurer and Secretary	2020	406,700	—	—	—	162,680	13,000	582,380

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
(2)
Amounts reflect the full grant date fair value of restricted stock units granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock units in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.
(3)
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

2021 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The following table shows the annual base salaries for 2022 and 2021 of our named executive officers. The 2022 annual base salaries became effective January 1, 2022.

Name	2022 Annual Base Salary ($)	2021 Annual Base Salary ($)
Arthur O. Tzianabos, Ph.D.	603,500	583,100
Albert Seymour, Ph.D.	465,800	450,000
W. Bradford Smith	460,900	445,300

2021 Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual goals as approved by our board of directors. For 2021, bonuses were based on attaining corporate goals relating to product development, manufacturing processes, and raising equity capital and individual goals related to each named executive officer’s area of responsibility within the Company. The 2021 target bonus amounts, expressed as a percentage of annual base salary, of our named executive officers were 55% for Dr. Tzianabos, 40% for Dr. Seymour and 40% for Mr. Smith.

In January 2021, our board of directors approved a $120,000 retention bonus for Mr. Smith. The bonus was subject to repayment if Mr. Smith resigned other than for “good reason” under his employment agreement with the Company within one year after payment.

In December 2021, our board of directors met to review performance against the 2021 bonus goals and, based on its determination that the corporate and individual goals had been achieved at 100% of target level, approved cash bonuses for the named executive officers in the amounts set forth in the Non-Equity Incentive Plan Compensation column of the 2021 “Summary Compensation Table” above.

In February 2022, our compensation committee approved the following 2022 target bonus amounts, expressed as a percentage of annual base salary, of our named executive officers: 60% for Dr. Tzianabos, 40% for Dr. Seymour and 40% for Mr. Smith.

Equity Compensation

We generally offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. Initial stock option grants to newly hired employees generally vest as to 25% of the underlying shares on either the first anniversary of the date of grant or a specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the holder’s continued service with us. Stock options granted from time to time as periodic awards to existing employees generally vest in 48 equal monthly installments on the first day of each calendar month following the vesting commencement date, subject to the holder’s continued service with us through the applicable vesting dates. Historically, our stock options have been intended to qualify as “incentive stock options” to the extent permitted under Internal Revenue Code of 1986, as amended.

Beginning in 2021, we also offer restricted stock units to our employees, including our named executive officers, as an additional long-term incentive component to our compensation program. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, restricted stock units vest annually in three equal installments on January 1st of each year after the grant date.

We maintain the 2018 Incentive Award Plan to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our Company and to enable our Company to obtain and retain services of these individuals.

In February 2021, our named executive officers were granted the stock options and restricted stock units set forth in the table below under our 2018 Incentive Award Plan. Stock options were granted with exercise prices equal to the fair market value of our common stock on the date of grant, as determined under the terms of our 2018 Incentive Award Plan, and are subject to the standard vesting schedule for periodic awards described above. Restricted stock units are subject to the standard vesting schedule described above.

	February 5, 2021
Named Executive Officer	Stock Options Granted	Restricted Stock Units Granted
Arthur O. Tzianabos, Ph.D.	254,000	42,000
Albert Seymour, Ph.D.	78,000	13,000
W. Bradford Smith	122,000	20,000

Please refer to our Outstanding Equity Awards at 2021 Fiscal Year End table below for additional information regarding the stock options and restricted stock units held by our named executive officers.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

	Option Awards							Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	(1)	Per Share Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Arthur O. Tzianabos, Ph.D.	4/1/2016	462,135		—		0.47	4/22/2026	—	—
	1/1/2018	503,917		10,736		6.63	12/7/2027	—	—
	3/27/2018	86,580		5,796		16.00	3/27/2028	—	—
	1/1/2019	148,020		54,980		24.28	12/14/2028	—	—
	1/1/2020	171,541		186,459		19.92	12/11/2029	—	—
	1/1/2021	58,208		195,792		13.78	2/5/2031	—	—
	—	—		—		—	—	42,000	152,880
Albert Seymour, Ph.D.	1/1/2018	74,817		1,600		6.63	12/7/2027	—	—
	3/27/2018	62,325		4,176		16.00	3/27/2028	—	—
	1/1/2019	53,958		20,042		24.28	12/14/2028	—	—
	1/1/2020	52,708		57,292		19.92	12/11/2029	—	—
	1/1/2021	17,875		60,125		13.78	2/5/2031	—	—
	—	—		—		—	—	13,000	47,320
W. Bradford Smith	4/5/2017	89,904		—		0.63	4/6/2027	—	—
	1/1/2018	62,171		1,325		6.63	12/7/2027	—	—
	3/27/2018	46,575		3,136		16.00	3/27/2028	—	—
	1/1/2019	64,166		23,834		24.28	12/14/2028	—	—
	1/1/2020	53,187		57,813		19.92	12/11/2029	—	—
	1/1/2021	27,958		94,042		13.78	2/5/2031	—	—
	—	—		—		—	—	20,000	72,800

(1)
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
(2)
Represents unvested restricted stock units granted pursuant to the Company's 2018 Incentive Award Plan. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. Restricted stock units vest annually in three equal installments on the first three anniversaries of January 1.
(3)
Market value calculated using the closing price per share of our common stock on December 31, 2021 of $3.64.

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

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2021. Dr. Tzianabos, our Chief Executive Officer, received no compensation for his service as a director during the year ended December 31, 2021.

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Steven Gillis, Ph.D.	48,000	73,487	(2)	121,487
Richard J. Gregory, Ph.D.	45,000	73,487	(2)	118,487
Kush M. Parmar, M.D., Ph.D.	85,000	73,487	(2)	158,487
Matthew R. Patterson	47,500	73,487	(2)	120,987
Jeffrey V. Poulton	47,500	73,487	(2)	120,987
Alise S. Reicin, M.D.	44,000	73,487	(2)	117,487
Mary Thistle	55,000	73,487	(2)	128,487

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
(2)
Consistent with our non-employee director compensation program described below, each non-employee director was granted an option to purchase 18,000 shares of our common stock granted to each then-current non-employee director on June 17, 2021 with an exercise price of $7.26 per share.

The table below shows the aggregate numbers of shares subject to option awards held as of December 31, 2021 by each non-employee director. None of our non-employee directors held any other outstanding equity awards as of December 31, 2021.

Name	Total Options Outstanding
Steven Gillis, Ph.D.	82,740
Richard J. Gregory, Ph.D.	82,740
Kush M. Parmar, M.D., Ph.D.	82,740
Matthew R. Patterson	83,690
Jeffrey V. Poulton	54,000
Alise S. Reicin, M.D.	67,160
Mary Thistle	82,740

We maintain a compensation program for our non-employee directors under which each non-employee director receives the following amounts for service on our board of directors. Our non-employee director compensation program provides for the following:

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

Director fees under the program are payable in arrears in four equal quarterly installments not later than the 15th day following the final day of each calendar quarter, provided that the amount of each payment is prorated for any portion of a quarter that a director is not serving on our board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders (1)	7,624,306	(2)	$14.25	(3)	3,689,005
Equity compensation plans not approved by security holders	—		—		—
Total	7,624,306		$14.25		3,689,005

(1)
Consists of the 2015 Stock Incentive Plan, as amended (the “2015 Plan”), the 2018 Incentive Award Plan (the “2018 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).
(2)
Includes 1,599,232 outstanding options to purchase stock under the 2015 Plan and 6,025,074 outstanding options to purchase stock under the 2018 Plan.

(3)
As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2015 Plan was $0.84 and the weighted-average exercise price of outstanding options under the 2018 Plan was $13.41.
(4)
Includes 2,257,623 shares available for future issuance under the 2018 Plan and 1,431,382 shares available for issuance under the 2018 ESPP (of which 147,871 shares were issued with respect to the purchase period in effect as of December 31, 2021, which purchase period ended on February 28, 2022). As of March 26, 2018, in connection with our initial public offering, no further grants are made under the 2015 Plan. The 2018 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 20,887,347 shares may be issued upon the exercise of incentive stock options), plus any shares that were subject to awards outstanding under the 2015 Plan as of the effective date of the 2018 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares. The 2018 ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 4,778,738 shares of our common stock may be issued under the 2018 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 11, 2022, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 57,385,285 shares of common stock outstanding as of March 11, 2022. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 11, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is One Patriots Park, Bedford, MA 01730. We believe, based on information provided to us that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or Greater Stockholders
Entities affiliated with ARCH Venture Fund (1)	5,768,694	10.1%
TLS Beta Pte. Ltd. (2)	5,650,996	9.8%
Pfizer Inc. (3)	5,000,000	8.7%
Entities affiliated with 5AM Ventures (4)	4,535,919	7.9%
BlackRock, Inc. (5)	3,587,777	6.3%
Named Executive Officers and Directors
Arthur O. Tzianabos, Ph.D. (6)	1,647,006	2.8%
Albert Seymour, Ph.D. (7)	437,062	*
W. Bradford Smith (8)	396,778	*
Steven Gillis, Ph.D. (1)(9)	5,833,434	10.2%
Richard J. Gregory, Ph.D. (10)	75,546	*
Kush M. Parmar, M.D., Ph.D. (4)(11)	4,600,659	8.0%
Matthew R. Patterson (12)	65,690	*
Jeffrey V. Poulton (13)	11,880	*
Alise S. Reicin, M.D. (14)	38,565	*
Mary Thistle (15)	64,740	*
All executive officers and directors as a group (12 persons) (16)	13,390,397	22.2%

*Less than 1%

(1)
Based on a Schedule 13G/A filed with the SEC on February 13, 2020 and the Company's records. Consists of 4,631,031 shares of common stock held by ARCH Venture Fund VIII, L.P. (“ARCH Fund VIII”) and 1,137,663 shares of common stock held by ARCH Venture Fund VIII Overage, L.P. (“ARCH Fund Overage”). The sole general partner of ARCH Fund VIII is ARCH Venture Partners VIII, L.P. (“ARCH Partners VIII”), which may be deemed to beneficially own the shares held by ARCH Fund VIII. The sole general partner of ARCH Partners VIII and ARCH Fund Overage is ARCH Venture Partners VIII, LLC (“ARCH VIII LLC”), which has shared voting and dispositive power over the shares of common stock held by each of ARCH Fund VIII and ARCH Fund Overage. ARCH Partners VIII and ARCH VIII LLC disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The managing directors of ARCH VIII LLC are Keith L. Crandell, Clinton Bybee and Robert Nelsen, and they may be deemed to have shared voting and dispositive power over the shares of common stock held by ARCH Fund VIII and ARCH Fund Overage. Messrs. Crandell, Bybee and Nelsen disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. Steven Gillis, M.D., Ph.D., one of our directors, is a managing director at ARCH Venture Partners. Director Steven Gillis owns an interest in ARCH Partners VIII but does not have voting or investment control over the shares held by ARCH Fund VIII, and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of ARCH Fund VIII and ARCH Fund Overage is 8755 West Higgins Road, Suite 1025, Chicago, Illinois 60631.

(2)
Based on a Schedule 13G/A filed with the SEC on February 14, 2022, Temasek Holdings (Private) Limited, Fullerton Management Pte Ltd and Temasek Life Sciences Private Limited each has shared voting and dispositive power over 5,650,996 shares of common stock, V-Sciences Investments Pte Ltd has shared voting and dispositive power over 3,055,703 shares of common stock, and TLS Beta Pte. Ltd. has shared voting and dispositive power over 2,595,293 shares of common stock. The principal business address of Temasek Holdings (Private) Limited, Fullerton Management Pte Ltd, Temasek Life Sciences Private Limited, V-Sciences Investments Pte Ltd and TLS Beta Pte. Ltd. is 60B Orchard Road #06-18 Tower 2, The Atrium@Orchard, Singapore 238891.

(3)
Based on a Schedule 13G filed with the SEC on November 19, 2020, Pfizer Inc. has sole voting and dispositive power over all 5,000,000 shares. The address of Pfizer Inc. is 235 East 42nd Street, New York, NY 10017.

(4)
Based on a Schedule 13G/A filed with the SEC on February 16, 2021 and the Company's records. Consists of 4,354,484 shares of common stock held by 5AM Ventures IV, L.P. (“Ventures IV”), as to which Ventures IV has shared voting and dispositive power, and 181,435 shares of common stock held by 5AM Co-Investors IV, L.P. (“Co-Investors IV”), as to which Co-Investors IV has shared voting and dispositive power. 5AM Partners IV, LLC (“Partners IV”) is the sole general partner of Ventures IV and Co-Investors IV. Dr. John Diekman, Andrew J. Schwab and Dr. Scott M. Rocklage, are the managing members of Partners IV and, along with Partners IV, have shared voting and investment power over the shares beneficially owned by Ventures IV and Co-Investors IV. Kush M. Parmar, M.D., Ph.D., one of our directors, is an affiliate of Ventures IV. Each of Partners IV, Dr. Diekman, Mr. Schwab and Dr. Rocklage disclaim beneficial ownership of such shares except to the extent of its or their recurring interest therein. The address of all entities affiliated with 5AM Ventures is 501 2nd Street, Suite 350, San Francisco, CA 94107.

(5)
Based on a Schedule 13G/A filed with the SEC on February 3, 2022, Blackrock, Inc. has sole voting power over 3,519,362 shares and sole dispositive power over 3,587,777 shares. The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.

(6)
Includes options to purchase 1,560,995 shares of common stock that are or will be immediately exercisable by Dr. Tzianabos within 60 days of March 11, 2022.

(7)
Includes options to purchase 305,416 shares of common stock that are or will be immediately exercisable by Dr. Seymour within 60 days of March 11, 2022.

(8)
Consists of options to purchase 392,360 shares of common stock that are or will be immediately exercisable by Mr. Smith within 60 days of March 11, 2022.

(9)
Includes options to purchase 64,740 shares of common stock that are or will be immediately exercisable by Dr. Gillis within 60 days of March 11, 2022.

(10)
Includes options to purchase 64,740 shares of common stock that are or will be immediately exercisable by Dr. Gregory within 60 days of March 11, 2022.

(11)
Includes options to purchase 64,740 shares of common stock that are or will be immediately exercisable by Dr. Parmar within 60 days of March 11, 2022.

(12)
Consists of options to purchase 65,690 shares of common stock that are or will be immediately exercisable by Mr. Patterson within 60 days of March 11, 2022.

(13)
Consists of options to purchase 11,880 shares of common stock that are or will be immediately exercisable by Mr. Poulton within 60 days of March 11, 2022.

(14)
Consists of options to purchase 38,565 shares of common stock that are or will be immediately exercisable by Ms. Reicin within 60 days of March 11, 2022.

(15)
Consists of options to purchase 64,740 shares of common stock that are or will be immediately exercisable by Ms. Thistle within 60 days of March 11, 2022.

(16)
Includes options to purchase 2,835,897 shares of common stock that are or will be immediately exercisable within 60 days of March 11, 2022.

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

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock since January 1, 2020.

Stock Purchase Agreement with Pfizer

On November 9, 2020, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Pfizer Inc., or Pfizer, which holds approximately 8.7% of our common stock as of March 11, 2022, pursuant to which Pfizer purchased 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. Under the Stock Purchase Agreement, Pfizer was granted an exclusive ROFR for a 30-month period beginning on the date of the closing of the private placement to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR one time for each of HMI-102 and HMI-103 during the ROFR period. Additionally, Pfizer has designated a member to join our

Scientific Advisory Board to participate in matters related to the development of these programs. For more information regarding Pfizer and its equity holdings, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management.”

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	2021	2020
Fee Category	(in thousands)
Audit Fees	$662	$598
Tax Fees	154	20
All Other Fees	2	2
Total	$818	$620

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

All Other Fees

All other fees consist of an annual license fee for use of accounting research software.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/18
3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/20
4.1	Amended and Restated Investors’ Rights Agreement, dated July 28, 2017, by and among Homology Medicines, Inc. and the investors named therein, as amended	10-Q	001-38433	4.1	11/09/20
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-223409	4.2	3/19/18
4.3	Form of Indenture	S-3	333-230664	4.3	4/1/19
4.4	Description of Securities	10-K	001-38433	4.4	3/11/21
10.1#	2015 Stock Incentive Plan, as amended, and forms of agreements thereunder	S-1/A	333-223409	10.1	3/19/18
10.2#	2018 Incentive Award Plan, and forms of awards thereunder	10-K	001-38433	10.2	3/11/21
10.3#	2018 Employee Stock Purchase Plan	S-1/A	333-223409	10.3	3/19/18
10.4#	2018 Employee Stock Purchase Plan – Offering Document	10-Q	001-38433	10.1	11/13/18
10.5#	Non-Employee Director Compensation Program	10-K	001-38433	10.5	3/12/20
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-223409	10.5	3/19/18
10.7	Lease Agreement, dated December 21, 2017, by and between Homology Medicines, Inc. and Patriots Park Owner, LLC, as amended by the First Amendment to Lease, dated February 8, 2019, the Second Amendment to Lease, dated March 15, 2019, and the Third Amendment to Lease, dated November 9, 2021	10-Q	001-38433	10.1	11/15/21
10.8	Assignment and Assumption Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC					*
10.9	Sublease Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC					*

10.10#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Albert Seymour	S-1/A	333-223409	10.12	3/19/18
10.11#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Bradford Smith	S-1/A	333-223409	10.13	3/19/18
10.12#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Arthur Tzianabos, Ph.D.	S-1/A	333-223409	10.14	3/19/18
10.13#	Employment Agreement, dated March 18 2020, by and between Homology Medicines, Inc. and Paul Alloway, Ph.D.					*
10.14#	Employment Agreement, dated September 1, 2021, by and between Homology Medicines, Inc. and Michael Blum					*
10.15†	Collaboration and License Agreement, dated November 6, 2017, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	S-1/A	333-223409	10.15	3/23/18
10.16†	Amendment to Collaboration and License Agreement, dated December 17, 2018, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	10-Q	001-38433	10.1	08/10/20
10.17†	Second Amendment to Collaboration and License Agreement, dated October 30, 2020, between Homology Medicines, Inc. and Novartis Institutes for BioMedical Research, Inc.	10-Q	001-38433	10.1	11/09/20
10.18†	Exclusive License Agreement, dated April 28, 2016, between Homology Medicines, Inc. and City of Hope	S-1/A	333-223409	10.16	3/19/18
10.19†	License Agreement, dated September 14, 2016, between Homology Medicines, Inc. and California Institute of Technology	S-1/A	333-223409	10.17.1	3/19/18
10.20†	First Amendment to License Agreement, dated May 16, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.2	3/2/18
10.21†	Letter Agreement, dated November 14, 2017, between Homology Medicines, Inc. and California Institute of Technology	S-1	333-223409	10.16.3	3/2/18
10.22^	Stock Purchase Agreement, dated November 9, 2020, by and between Homology Medicines, Inc. and Pfizer Inc.	8-K	001- 38433	10.1	11/09/20
10.23

Equity Securities Purchase Agreement, dated January 28, 2022, by and among Homology Medicines, Inc., Roadrunner Solutions LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc

						*
10.24

Amendment No. 1 to Equity Securities Purchase Agreement dated as of January 28, 2022 by and among Homology Medicines, Inc., Roadrunner Solutions LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc

						*
10.25	Contribution Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC					*
10.26^

Amended and Restated Limited Liability Company Agreement, dated March 10, 2022, by and among Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), Homology Medicines, Inc. and Oxford Biomedica (US) Inc.

						*
10.27^

Manufacturing and Supply Agreement, dated March 10, 2022, by and among Homology Medicines, Inc., Roadrunner Solutions LLC and, solely for purposes of Section 2.3(b)(iii) thereof, Oxford Biomedica UK Limited

						*
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

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

^ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homology Medicines, Inc.

Date: March 23, 2022	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arthur O. Tzianabos, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 23, 2022
Arthur O. Tzianabos, Ph.D.

/s/ W. Bradford Smith	Chief Financial and Business Officer and Treasurer (principal financial and accounting officer)	March 23, 2022
W. Bradford Smith

/s/ Kush M. Parmar, M.D., Ph.D.	Chairman of the Board of Directors	March 23, 2022
Kush M. Parmar, M.D., Ph.D.

/s/ Steven Gillis, Ph.D.	Director	March 23, 2022
Steven Gillis, Ph.D.

/s/ Richard J. Gregory, Ph.D.	Director	March 23, 2022
Richard J. Gregory, Ph.D.

/s/ Matthew R. Patterson	Director	March 23, 2022
Matthew R. Patterson

/s/ Jeffrey V. Poulton	Director	March 23, 2022
Jeffrey V. Poulton

/s/ Alise S. Reicin, M.D.	Director	March 23, 2022
Alise S. Reicin, M.D.

/s/ Mary Thistle	Director	March 23, 2022
Mary Thistle

HOMOLOGY MEDICINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Homology Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Homology Medicines, Inc. and its subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 23, 2022

We have served as the Company's auditor since 2017.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$108,382	$217,431
Short-term investments	47,491	—
Assets held for sale	28,907	—
Prepaid expenses and other current assets	7,129	2,133
Total current assets	191,909	219,564
Property and equipment, net	2,252	37,002
Right-of-use assets	15,607	5,897
Restricted cash	1,953	1,274
Total assets	$211,721	$263,737
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,366	$4,722
Accrued expenses and other liabilities	11,406	9,803
Operating lease liabilities	246	2,501
Deferred revenue	3,208	5,632
Total current liabilities	17,226	22,658
Non-current liabilities:
Operating lease liabilities, net of current portion	23,688	12,941
Deferred revenue, net of current portion	1,156	32,143
Total liabilities	42,070	67,742
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2021 and 2020; 57,150,274 and 50,268,666 shares issued as of December 31, 2021 and 2020, respectively; and 57,150,274 and 50,265,575 shares outstanding as of December 31, 2021 and 2020, respectively	6	5
Additional paid-in capital	593,784	524,358
Accumulated other comprehensive gain	(7)	—
Accumulated deficit	(424,132)	(328,368)
Total stockholders’ equity	169,651	195,995
Total liabilities and stockholders' equity	$211,721	$263,737

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020

Collaboration revenue	$33,971	$2,702
Operating expenses:
Research and development	93,085	100,392
General and administrative	36,835	32,573
Total operating expenses	129,920	132,965
Loss from operations	(95,949)	(130,263)
Other income:
Interest income	185	1,569
Total other income	185	1,569
Net loss	$(95,764)	$(128,694)
Net loss per share-basic and diluted	$(1.73)	$(2.80)
Weighted average common shares outstanding-basic and diluted	55,283,318	45,910,787

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2021	2020

Net loss	$(95,764)	$(128,694)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	(7)	(183)
Total other comprehensive gain (loss)	(7)	(183)
Comprehensive loss	$(95,771)	$(128,877)

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2020	45,116,742	$4	$457,994	$183	$(199,674)	258,507
Vesting of common stock from option exercises	18,575	—	24	—	—	24
Issuance of common stock from option exercises	46,410	—	176	—	—	176
Issuance of common stock pursuant to employee stock purchase plan	83,848	—	938	—	—	938
Issuance of common stock pursuant to private placement	5,000,000	1	51,978	—	—	51,979
Stock-based compensation	—	—	13,248	—	—	13,248
Other comprehensive loss	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	(128,694)	(128,694)
Balance at December 31, 2020	50,265,575	$5	$524,358	$—	$(328,368)	$195,995
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,596,306	1	49,743	—	—	49,744
Vesting of common stock from option exercises	3,091	—	13	—	—	13
Issuance of common stock from option exercises	59,465	—	145	—	—	145
Issuance of common stock pursuant to employee stock purchase plan	110,923	—	826	—	—	826
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	114,914	—	1,454	—	—	1,454
Stock-based compensation	—	—	17,245	—	—	17,245
Other comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(95,764)	(95,764)
Balance at December 31, 2021	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(95,764)	$(128,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,353	7,965
Noncash lease expense	1,191	939
Stock-based compensation expense	17,245	13,248
Amortization of premium (accretion of discount) on short-term investments	894	(198)
Loss on disposal of property and equipment	133	888
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,996)	2,056
Accounts payable	(2,487)	2,459
Accrued expenses and other liabilities	1,500	2,432
Deferred revenue	(33,411)	6,824
Operating lease liabilities	(2,409)	(2,251)
Net cash used in operating activities	(109,751)	(94,332)
Cash flows from investing activities:
Purchases of short-term investments	(97,392)	(19,991)
Maturities of short-term investments	49,000	228,620
Purchases of property and equipment	(2,396)	(3,733)
Net cash provided by (used in) investing activities	(50,788)	204,896
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	49,744	—
Proceeds from issuance of common stock pursuant to ATM financing, net of discounts and issuance costs	1,454	—
Proceeds from issuance of common stock in private placement	—	51,979
Proceeds from issuance of common stock from option exercises	145	176
Proceeds from issuance of common stock pursuant to employee stock purchase plan	826	938
Net cash provided by financing activities	52,169	53,093
Net change in cash, cash equivalents and restricted cash	(108,370)	163,657
Cash, cash equivalents and restricted cash, beginning of period	218,705	55,048
Cash, cash equivalents and restricted cash, end of period	$110,335	$218,705
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$13	$24
Property and equipment additions included in accounts payable	$241	$110
Property and equipment additions included in accrued expenses and other liabilities	$116	$—
Unrealized (loss) gain on available for sale securities, net	$(7)	$(183)

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

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates, developing and implementing manufacturing processes, building out internal manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, conduct clinical trials, obtain regulatory approval of its products, further expand access to manufacturing capacity, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain profitable operations.

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (as amended, the “Shelf”) with the Securities and Exchange Commission (“SEC”) in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by the Company of up to an aggregate $148.4 million of its common stock. During the year ended December 31, 2021, the Company sold 114,914 shares of common stock under the Sales Agreement, at an average price of approximately $14.00 per share, raising aggregate net proceeds of approximately $1.5 million after deducting an aggregate commission of 3% and issuance costs of $0.1 million. As of December 31, 2021, there remained $148.4 million of common stock available for sale under the ATM.

On January 28, 2022, the Company announced an agreement with Oxford Biomedica plc, or Oxford, to establish a new adeno-associated virus, or AAV, vector manufacturing company that will provide AAV vector process development and manufacturing to pharmaceutical and biotechnology companies. Under the terms of the agreement, the Company contributed its manufacturing team of 125 experts, manufacturing facility and equipment, manufacturing-related intellectual property and know-how and certain other assets. Oxford paid the Company $130.0 million upfront and invested $50.0 million to fund the new company in exchange for an 80 percent ownership stake, while Homology will own 20 percent of the new company (see Note 18).

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

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through December 31, 2021, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 15) and its private placement with Pfizer. During the year ended December 31, 2021, the Company incurred a net loss of $95.8 million and as of December 31, 2021, had $424.1 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that existing cash and cash equivalents, together with the $130.0 million received from Oxford in March 2022, will enable the Company to continue its operations for at least one year from the date of this filing. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and accrued research and development expenses. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$108,382	$217,431
Restricted cash	1,953	1,274
Total cash, cash equivalents and restricted cash	$110,335	$218,705

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. We believe that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. We regularly invest excess cash with major financial institutions in money market funds, U.S. government and corporate debt securities and commercial paper, all of which can be readily purchased and sold using established markets. As of December 31, 2021, the Company’s cash and cash equivalents were held with two financial institutions. We believe that the market risk arising from our holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

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

Through October 2021 when the lease and sublease expired, the Company acted as sublessor related to a sublease of the Company's former headquarters. Fixed sublease payments received were recognized on a straight-line basis over the sublease term as a reduction to rent expense. Right-of-use assets were periodically evaluated for impairment.

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

As a result of the adoption of the new leasing standards, on January 1, 2020, the Company recorded non-cash transactions to recognize a right-of-use asset of $6.8 million, operating lease liabilities of $17.7 million and the derecognition of deferred rent of $10.9 million originally accounted for under legacy guidance. The adoption did not have a material impact on the consolidated statement of operations. For additional information on the adoption of the new leasing standards, refer to Note 8.

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

Guarantees and Indemnifications—As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Assets Held for Sale—The Company classifies assets as held for sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the consolidated balance sheet as held for sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held for sale.

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

The promised goods or services in the Company’s arrangements would likely consist of a license, rights to the Company’s intellectual property or research, development and manufacturing services and participation in committees.

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

Stock-based Compensation—The Company recognizes compensation expense for awards to employees and non-employees based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award. The fair value of options on the date of grant is calculated using the Black-Scholes option pricing model based on key assumptions such as stock price, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on the trading price of the Company’s stock, historical data, peer company data and judgment regarding future trends and factors. The Company recognizes forfeitures as they occur.

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

The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2021	2020
	(in thousands)
Cash	$59	$250
Money market funds	108,323	217,181
Total cash and cash equivalents	$108,382	$217,431

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

The following table summarizes the Company’s short-term investments as of December 31, 2021:

As of December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$27,992	$—	$—	$27,992
Corporate debt securities	19,506	—	(7)	19,499
Total	$47,498	$—	$(7)	$47,491

The Company had no short-term investments as of December 31, 2020.

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its short-term investments for the years ended December 31, 2021 and 2020. The contractual maturity dates of all of the Company’s investments are less than one year.

5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	December 31, 2021	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$108,323	$108,323	$—	$—
Total cash equivalents	$108,323	$108,323	$—	$—
Short-term investments:
Commercial paper	$27,992	$—	$27,992	$—
Corporate debt securities	19,499	—	19,499	—
Total short-term investments	$47,491	$—	$47,491	$—
Total financial assets	$155,814	$108,323	$47,491	$—

Description	December 31, 2020	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$217,181	$217,181	$—	$—
Total financial assets	$217,181	$217,181	$—	$—

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

There were no transfers between fair value measure levels during the years ended December 31, 2021 and 2020.

6. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$5,857	$12,703
Manufacturing equipment	—	7,754
Computers and purchased software	1,596	1,596
Furniture and fixtures	645	1,363
Leasehold improvements	—	29,961
Property and equipment, at cost	8,098	53,377
Less accumulated depreciation and amortization	(5,846)	(16,375)
Property and equipment, net	$2,252	$37,002

Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $8.4 million and $8.0 million, respectively. The Company disposed of $0.1 million and $0.9 million of property and equipment, net during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company has classified an additional $28.9 million of property and equipment, net in assets held for sale (see Note 17).

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation and benefits	$7,805	$6,902
Accrued research and development expenses	2,193	2,393
Accrued professional fees	1,371	291
Accrued unvested common stock subject to repurchase	—	13
Accrued other	37	204
Total accrued expenses and other liabilities	$11,406	$9,803

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—In September 2016, the Company entered into a noncancelable operating lease beginning in November 2016 for office, laboratory and manufacturing space in Bedford, Massachusetts, that expired in October 2021, with an option for an additional three-year term that was not exercised. In 2018, the Company entered into a sublease agreement for the entire leased premises. The rent commencement date of the sublease was December 2018, and the sublease terminated on the scheduled termination date of the original lease. Under the terms of the sublease, the subtenant was obligated to pay the Company aggregate base rent of approximately $2.7 million over the term of the sublease, based on the same level of rent the Company was obligated to pay the landlord, in addition to a passthrough of operating expenses and real estate taxes charged by the landlord.

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

In November 2021, the Company entered into an amendment of its December 2017 lease agreement (the “Lease Amendment”) for its corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet (the "Expansion Premises") and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The payment term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for a tenant improvement allowance not to exceed $5.3 million. The Lease Amendment was accounted for as a lease modification and the right-of-use asset and lease liability for the existing premises were remeasured at the modification date resulting in an increase of $10.9 million to both the right-of-use asset and lease liabilities.

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $2.0 million and $1.3 million as of December 31, 2021 and 2020, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs and variable lease costs, as well as sublease income for the year ended December 31, 2021:

	Years ended December 31,
	2021	2020
	(in thousands)
Operating lease costs	$2,592	$2,492
Variable lease costs	2,127	2,355
Sublease income	(861)	(913)
Net lease cost	$3,858	$3,934

The maturities of our operating lease liabilities as of December 31, 2021 were as follows:

Amount
For the Years Ending December 31,	(in thousands)

2022	3,326
2023	4,444
2024	4,578
2025	4,715
Thereafter	31,123
Total undiscounted lease payments	$48,186
Less: imputed interest	(17,932)
Less: estimated lease incentives	(6,320)
Present value of operating lease liabilities	$23,934

The following table summarizes the lease term and discount rate as of December 31, 2021:

As of December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	8.9
Weighted-average discount rate
Operating leases	10.5%

The following table summarizes the supplemental cash flow information related to the Company's operating leases for the year ended December 31, 2021.

	Years ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,810	$3,804
Increase in lease liabilities and right-of-use assets due to lease remeasurement	$10,901	$—

9. LICENSE AGREEMENTS

City of Hope

In April 2016, the Company entered into a license agreement with City of Hope (“COH”), an academic research and medical center. The license term extends until the last to expire patent, unless terminated earlier by either party under certain provisions. The Company is required to pay an annual license fee of $25,000, reimburse COH for patent costs incurred, pay amounts up to $3.2 million upon the achievement of certain development and commercialization milestones for each product under the license, pay royalties on future sales in the low single-digits and royalties on sublicense revenue in the low double-digits, if any. During the year ended December 31, 2020, the Company paid $75,000 plus interest to COH in connection with achievement of a milestone event. Other than the annual license fee, there were no payments to COH in 2021.

On August 6, 2021, the Company received notice from COH that it did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH license. This notice does not affect the Company's exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, (the "Mammalian Therapeutic Field"), where the Company retains exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH license in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to the Company's exclusive worldwide license with COH does not impact any of its current therapeutic product development candidates in development, including HMI-102, HMI-103, HMI-203, HMI-202 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

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

10. INCOME TAXES

A reconciliation between the U.S. federal statutory tax rate and the Company’s effective tax rate is summarized as follows:

	For the Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Tax credits	9.3%	10.6%
State taxes, net of federal tax benefit	8.6%	8.0%
Non-deductible expenses	(1.4%)	(1.8%)
Other	2.6%	—%
Change in valuation allowance	(40.1%)	(37.8%)
Effective income tax rate	—%	—%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses	$100,417	$72,838
R&D credits	51,705	39,888
Equity compensation	6,919	1,368
Operating lease liabilities	6,520	4,219
Accrued expense and other	2,072	1,914
Deferred revenue	1,189	8,251
Capitalized R&D costs	868	1,039
Total deferred tax assets	169,690	129,517
Deferred tax liabilities:
Right-of-use assets	(4,252)	(1,611)
Depreciation	(1,541)	(2,115)
Other	(503)	(757)
Total deferred tax liabilities	(6,296)	(4,483)
Valuation allowance	(163,394)	(125,034)
Net deferred taxes	$—	$—

The Company has no income tax expense due to the operating loss incurred for the years ended December 31, 2021 and 2020. The Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets is not determined to be more likely than not.

At December 31, 2021, the Company had $367.2 million and $369.0 million of federal and state net operating loss carryforwards, respectively. Federal net operating loss carryforwards of $31.5 million, generated before 2018, will begin expiring in varying amounts through 2037 unless utilized. The remaining federal net operating loss carryforwards of $335.7 million, generated after 2017, will be carried forward indefinitely. The state net operating losses will begin expiring in varying amounts through 2041 unless utilized. At December 31, 2021, the Company had $43.2 million and $10.8 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2041. Included in the $43.2 million of federal research and development credit carryforwards is $33.9 million of orphan drug credit carryforwards. The valuation allowance increased in 2021 and 2020 by $38.4 million and $47.2 million, respectively, due to the increase in the deferred tax assets by the same amounts, primarily due to the net operating loss carryforwards and research and development tax credits not utilized.

For all years through December 31, 2021, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s consolidated financial statements.

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

As of December 31, 2021, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2021 and 2020.

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

There were 57,150,274 and 50,265,575 shares of common stock outstanding at December 31, 2021 and 2020, respectively.

Preferred Stock—As of December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.

12. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At December 31, 2021, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options (the “Evergreen Provision”). As of December 31, 2021, there were 2,257,623 shares available for future grant under the 2018 Plan. On January 1, 2022, pursuant to the Evergreen Provision, an additional 2,286,010 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2021.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP (the “ESPP Evergreen Provision”). At December 31, 2021, there were 1,431,382 shares available for future issuance under the 2018 ESPP. On January 1, 2022, pursuant to the ESPP Evergreen Provision, an additional 571,502 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2021.

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

During the year ended December 31, 2021, 110,923 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. During the year ended December 31, 2020, 83,848 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.9 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of publicly traded companies that are similar to the Company. The expected term of options was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods commensurate with the expected term of the award. The Company recognizes forfeitures as they occur.

The assumptions used in the Black-Scholes option pricing model are as follows:

For the Year Ended December 31,
	2021	2020
Expected volatility	64.6% - 71.7%	63.2% — 66.3%
Weighted-average risk-free interest rate	0.50% - 1.33%	0.31% — 1.73%
Expected dividend yield	— %	— %
Expected term (in years)	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$4.85 - $13.91	$9.82 - $21.75

A summary of option activity under the Plans during the year ended December 31, 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2021	5,840,824	$15.18	7.8	$12,278
Granted	2,202,325	$11.97
Exercised	(59,465)	$2.29
Cancelled/Forfeited	(359,378)	$17.50
Outstanding at December 31, 2021	7,624,306	$14.25	7.5	$2,069
Vested and expected to vest at December 31, 2021	7,624,306	$14.25	7.5	$2,069
Exercisable at December 31, 2021	4,434,630	$13.66	6.7	$2,069

The total intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was $0.6 million and $0.6 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $7.26 and $10.39, respectively.

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

A summary of the Company’s unvested common stock from early exercises that is subject to repurchase by the Company is as follows:

Shares
Unvested shares—January 1, 2021	3,091
Vested	(3,091)
Unvested shares—December 31, 2021	—

As of December 31, 2021 and 2020, no shares and 3,091 shares, respectively, remained subject to a repurchase right by the Company, with a related liability included in accrued expenses and other liabilities in the consolidated balance sheets of less than $0.1 million as of each date.

Restricted Stock Units

The fair values of restricted stock units ("RSUs") are based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest annually in three equal installments on January 1st of each year after the grant date. The following table summarizes the Company's RSU activity for the year ended December 31, 2021:

	Number of	Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	321,300	$12.79
Vested	—	$—
Forfeited	(13,700)	$13.63
Outstanding at December 31, 2021	307,600	$12.75

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

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Research and development	$8,795	$6,390
General and administrative	8,450	6,858
	$17,245	$13,248

As of December 31, 2021, there was $29.8 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.4 years at December 31, 2021.

13. NET LOSS PER SHARE

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2021	2020
Unvested common stock from early exercise of options	—	3,091
Stock options to purchase common stock	7,624,306	5,840,824
Restricted stock units	307,600	—
Total	7,931,906	5,843,915

14. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits, while the Company contributes to the plan at the discretion of the Board of Directors. The Company’s discretionary match made under the 401(k) Plan for the years ended December 31, 2021 and 2020 was $0.8 million and $0.7 million, respectively.

15. COLLABORATION AND LICENSE AGREEMENT

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

The Company recognized revenue under the Collaboration Agreement over time using a cost-to-cost method, which it believed best depicted the transfer of control to the customer. The delivery of the termination notice caused a change in the estimate of total costs to satisfy the single performance obligation under the Collaboration Agreement. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation was recorded in the current period when the changes were identified and amounts could be reasonably estimated. As such, the Company recognized a cumulative effect adjustment of approximately $26.9 million in collaboration revenue during the year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company recognized revenue under the Collaboration Agreement of $30.8 million and $2.3 million, respectively, of which $30.2 million and $0.8 million was included in deferred revenue at the beginning of each such period, respectively. As of December 31, 2021 and 2020, there was no deferred revenue and approximately $30.2 million of deferred revenue related to the Collaboration Agreement, respectively. In addition, as of December 31, 2021 and 2020, the Company recorded no accounts receivable and $0.4 million, respectively, related to reimbursable research and development costs under the Collaboration Agreement, which are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of December 31, 2021, all deferred revenue under the Collaboration Agreement has been recognized and there are no further obligations due to Novartis.

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

During the year ended December 31, 2021 and 2020, the Company recognized collaboration revenue of $3.2 million and $0.4 million, respectively. As of December 31, 2021 and 2020, there was approximately $4.4 million and $7.6 million of deferred revenue related to the Company’s obligation to Pfizer, respectively.

17. ASSETS HELD FOR SALE

As part of the OXB Solutions Transaction (as defined in Note 18), the Company transferred certain manufacturing and other equipment to the newly formed manufacturing company. The fixed assets transferred to the new company as part of this transaction met the assets held for sale criteria and were reclassified to assets held for sale as of December 31, 2021. The Company determined that the carrying value of the assets held for sale did not exceed fair value less costs to sell, which resulted in no impairment charge for the year ended December 31, 2021. As of December 31, 2021, the Company has presented $28.9 million of fixed assets to be transferred to the new company as a current asset under the caption of “assets held for sale” in the accompanying consolidated balance sheets.

Pursuant to the OXB Solutions Transaction, the Company also assigned all of its right, title and interest in, to and under its facility lease to the new company. However, as the Company remains jointly and severally liable for the payment of rent under the facility lease, the Company has not been released from being the primary obligor under such lease and therefore the related right-of-use asset and lease liability are not derecognized and will remain on the Company’s balance sheet.

The Company determined that the expected disposal of the fixed assets does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on the Company's operations and financial results.

18. SUBSEQUENT EVENT

On March 10, 2022, the Company closed its previously announced transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), ("OXB Solutions"), Oxford Biomedica (US), Inc., ("OXB"), and Oxford Biomedica plc, ("OXB Parent" and collectively with OXB, "Oxford"), pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, Homology and Oxford have agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development and manufacturing to pharmaceutical and biotechnology companies (the "OXB Solutions Transaction").

Pursuant to the terms of the Purchase Agreement and a contribution agreement (the "Contribution Agreement") entered into between Homology and OXB Solutions prior to the closing of the OXB Solutions Transaction (the "Closing"), Homology has agreed to assign and transfer to OXB Solutions all of its assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products, but excluding certain assets related to manufacturing or testing of Homology's proprietary AAV vectors (collectively, the "Transferred Assets"), in exchange for 175,000 common equity units in OXB Solutions ("Units"), and OXB Solutions assumed from us, and agreed to pay, perform and discharge when due, all of our duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, Homology sold to OXB, and OXB purchased from Homology, 130,000 Units, (the "Transferred Units") in exchange for $130.0 million. In connection with the Closing, OXB contributed $50.0 million in cash to OXB Solutions in exchange for an additional 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB Solutions, and (ii) Homology owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB Solutions.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions (the "OXB Solutions Operating Agreement") which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause Homology to sell and transfer to OXB, and (ii) Homology will have an option to cause OXB to purchase from Homology, in each case all of Homology's equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB Solutions Operating Agreement, Homology will be entitled to designate one director on the Board of Directors of OXB Solutions, which shall initially be Arthur Tzianabos, Homology's President and Chief Executive Officer. Further, Tim Kelly, Homology's former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

Concurrently with the Closing and as described in Note 18, the Company and OXB Solutions entered into a lease assignment and assumption agreement pursuant to which Homology assigned all of its right, title and interest in, to and under its facility lease to OXB Solutions and a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. The Company also entered into certain ancillary agreements with OXB Solutions, including a license and patent management agreement whereby OXB Solutions granted certain licenses to the Company, a supply agreement for a term of three years that includes certain annual minimum purchase commitments, a transitional services agreement pursuant to which Homology will perform certain services for the benefit of OXB Solutions and OXB Solutions will perform certain services for the benefit of Homology, as well as several additional ancillary agreements.

* * * * *