Form 10-Q
period 2022-03-31
Homology Medicines, Inc.
filed 2022-05-16
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 57,385,578 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential," or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under “Summary Risk Factors” below and in the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Unless the context requires otherwise, we use the terms “Homology,” “the Company,” “we,” “us,” “our” and similar designations in this Quarterly Report on Form 10-Q to refer to Homology Medicines, Inc. and its wholly-owned subsidiary.

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
•
Our product candidates may cause serious adverse events, or undesirable side effects, or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$248,127	$108,382
Short-term investments	7,999	47,491
Assets held for sale	—	28,907
Prepaid expenses and other current assets	6,322	7,129
Total current assets	262,448	191,909
Equity method investment	30,639	—
Property and equipment, net	1,986	2,252
Right-of-use assets	15,609	15,607
Restricted cash	276	1,953
Total assets	$310,958	$211,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,885	$2,366
Accrued expenses and other liabilities	6,307	11,406
Accrued income taxes	967	—
Operating lease liabilities	435	246
Deferred revenue	3,208	3,208
Total current liabilities	20,802	17,226
Non-current liabilities:
Operating lease liabilities, net of current portion	23,548	23,688
Deferred revenue, net of current portion	354	1,156
Total liabilities	44,704	42,070
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 57,385,578 and 57,150,274 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	598,275	593,784
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(332,027)	(424,132)
Total stockholders’ equity	266,254	169,651
Total liabilities and stockholders' equity	$310,958	$211,721

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Collaboration revenue	$802	$29,305
Operating expenses:
Research and development	24,273	21,755
General and administrative	14,147	8,661
Total operating expenses	38,420	30,416
Loss from operations	(37,618)	(1,111)
Other income:
Gain on sale of business	131,249	—
Interest income	32	38
Total other income	131,281	38
Income (loss) before income taxes	93,663	(1,073)
Provision for income taxes	(967)	—
Loss from equity method investment	(591)	—
Net income (loss)	$92,105	$(1,073)
Net income (loss) per share-basic	$1.61	$(0.02)
Net income (loss) per share-diluted	$1.59	$(0.02)
Weighted-average common shares outstanding-basic	57,279,963	50,363,579
Weighted-average common shares outstanding-diluted	57,875,576	50,363,579

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Net income (loss)	$92,105	$(1,073)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	7	(23)
Total other comprehensive gain (loss)	7	(23)
Comprehensive income (loss)	$92,112	$(1,096)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2021	50,265,575	$5	$524,358		$(328,368)	$195,995
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	55,277	—	143	—	—	143
Issuance of common stock pursuant to employee stock purchase plan	48,792	—	446	—	—	446
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	114,914	—	1,454	—	—	1,454
Stock-based compensation	—	—	3,883	—	—	3,883
Other comprehensive loss	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(1,073)	(1,073)
Balance at March 31, 2021	50,485,569	$5	$530,288	$(23)	$(329,441)	$200,829

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at January 1, 2022	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	87,140	—	—	—	—	—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	147,871	—	439	—	—	439
Stock-based compensation	—	—	4,051	—	—	4,051
Other comprehensive gain	—	—	—	7	—	7
Net income	—	—	—	—	92,105	92,105
Balance at March 31, 2022	57,385,578	$6	$598,275	$—	$(332,027)	$266,254

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$92,105	$(1,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348	2,080
Noncash lease expense	197	279
Loss from equity method investment	591	—
Stock-based compensation expense	4,051	3,883
Amortization of premium on short-term investments	38	162
Loss on disposal of property and equipment	—	6
Gain on sale of business	(131,249)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	507	(870)
Accounts payable	7,701	(100)
Accrued expenses and other liabilities	(4,988)	(4,540)
Accrued income taxes	967	—
Deferred revenue	(802)	(29,029)
Operating lease liabilities	(150)	(621)
Net cash used in operating activities	(30,684)	(29,823)
Cash flows from investing activities:
Purchases of short-term investments	—	(84,418)
Maturities of short-term investments	39,461	—
Proceeds from sale of business	130,000	—
Purchases of property and equipment	(1,149)	(817)
Net cash provided by (used in) investing activities	168,312	(85,235)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs	—	1,454
Proceeds from issuance of common stock pursuant to employee stock purchase plan	439	446
Proceeds from issuance of common stock from option exercises	1	143
Net cash provided by financing activities	440	2,043
Net change in cash, cash equivalents and restricted cash	138,068	(113,015)
Cash, cash equivalents and restricted cash, beginning of period	110,335	218,705
Cash, cash equivalents and restricted cash, end of period	$248,403	$105,690
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$—	$4
Property and equipment additions included in accounts payable	$59	$367
Property and equipment additions included in accrued expenses and other liabilities	$5	$164
Unrealized gain (loss) on available for sale securities, net	$7	$(23)

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

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates, developing and implementing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, conduct clinical trials, obtain regulatory approval of its products, further expand access to manufacturing capacity, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain sustainable profitable operations.

On March 10, 2022, the Company closed its previously announced transaction with Oxford Biomedica plc ("Oxford"), to establish a new adeno-associated virus ("AAV") vector manufacturing company, Oxford Biomedica Solutions ("OXB Solutions") that will provide AAV vector process development and manufacturing services to pharmaceutical and biotechnology companies. Under the terms of the agreement, the Company contributed its manufacturing team of 125 experts, manufacturing facility and equipment, manufacturing-related intellectual property and know-how and certain other assets. Oxford paid the Company $130.0 million of upfront cash and invested $50.0 million of cash to fund the new company in exchange for an 80 percent ownership interest, while Homology retained a 20 percent ownership interest in the new company (see Note 5).

On April 6, 2021, the Company completed a follow-on public offering of its common stock. The Company sold 6,596,306 shares of its common stock at a price of $7.58 per share and received net proceeds of $49.7 million, after deducting offering expenses of $0.3 million. Under the terms of the underwriting agreement, the Company also granted the underwriter an option exercisable for 30 days to purchase up to an additional 989,445 shares of its common stock at a price of $7.58 per share. The underwriters did not exercise this option. The offering closed on April 9, 2021. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3, as amended, and a related prospectus supplement filed with the Securities and Exchange Commission (“SEC”) on April 8, 2021.

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (as amended, the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by the Company of up to an aggregate $148.4 million of its common stock. The Company did not sell any shares of common stock under the Sales Agreement during the three months ended March 31, 2022. As of March 31, 2022, there remained $148.4 million of common stock available for sale under the ATM.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through March 31, 2022, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its transaction with Oxford (see Note 5), its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 11) and its private placement with Pfizer (see Note 12). During the three months ended March 31, 2022, the Company recorded net income of $92.1 million, primarily due to the gain recorded pursuant to the closing of the transaction with OXB Solutions and as of March 31, 2022, had $332.0 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that cash and cash equivalents and short-term investments as of March 31, 2022 will enable the Company to continue its operations for at least one year from the date of this filing. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K on file with the SEC.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2022, and consolidated results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, accrued research and development expenses and the valuation of our equity method investment. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$248,127	$104,416
Restricted cash	276	1,274
Total cash, cash equivalents and restricted cash	$248,403	$105,690

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

Equity Method Investment—The Company uses the equity method of accounting to account for an investment in an entity that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's proportionate share of the net income or loss of the entity is included in consolidated net earnings. Judgments regarding the level of influence over the equity method investment include consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.

Under the equity method of accounting, the Company’s investment is initially recorded at fair value on the condensed consolidated balance sheets. At each reporting period, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development that has no alternative future use. If the Company is unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance, which is tracked separately within the Company’s memo accounts. The Company subsequently records in the condensed consolidated statements of operations its share of income or loss of the other entity within other income/expense, which results in an increase or decrease to the carrying value of the investment. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding; however, if there are intra-entity profits this can cause the investment balance to go negative.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. Evidence considered in this evaluation includes, but would not necessarily be limited to, the financial condition and near-term prospects of the investee, recent operating trends and forecasted performance of the investee, market conditions in the geographic area or industry in which the investee operates and the Company’s strategic plans for holding the investment in relation to the period of time expected for an anticipated recovery of its carrying value. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value.

At March 31, 2022, the Company accounted for its investment in OXB Solutions using the equity method of accounting (see Note 5).

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

The Company acts as sublessor related to a sublease of a portion of the Company's headquarters that is now occupied by Oxford Biomedica Solutions LLC (see Note 13). Fixed sublease payments received are recognized on a straight-line basis over the sublease term and recorded as a reduction to lease cost. Right-of-use assets are periodically evaluated for impairment.

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

Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s condensed consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Since inception, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the net deferred tax assets has not been determined to be more likely than not.

The Company recorded an income tax provision of $1.0 million for the three months ended March 31, 2022. The tax provision predominately results from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 5), offset by available federal and state net operating loss carryforwards and research and development tax credits. The Company did not record an income tax provision (benefit) for the three months ended March 31, 2021.

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

Net Income (Loss) per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. The weighted-average number of common shares included in the computation of diluted net income (loss) gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, restricted stock units and unvested shares of common stock.

Common stock equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net (loss) per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The following table summarizes the Company’s short-term investments as of March 31, 2022 and December 31, 2021:

As of March 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$7,999	$—	$—	$7,999
Total	$7,999	$—	$—	$7,999

As of December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$27,992	$—	$—	$27,992
Corporate debt securities	19,506	—	(7)	19,499
Total	$47,498	$—	$(7)	$47,491

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three months ended March 31, 2022 and 2021. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	March 31, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$248,127	$248,127	$—	$—
Total cash equivalents	$248,127	$248,127	$—	$—
Short-term investments:
Commercial paper	$7,999	$—	$7,999	$—
Total short-term investments	$7,999	$—	$7,999	$—
Total financial assets	$256,126	$248,127	$7,999	$—

Description	December 31, 2021	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$108,323	$108,323	$—	$—
Total cash equivalents	$108,323	$108,323	$—	$—
Short-term investments:
Commercial paper	$27,992	$—	$27,992	$—
Corporate debt securities	19,499	—	19,499	—
Total short-term investments	$47,491	$—	$47,491	$—
Total financial assets	$155,814	$108,323	$47,491	$—

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

There were no transfers between fair value measure levels during the three months ended March 31, 2022 and 2021.

5. EQUITY METHOD INVESTMENT

Summary of Transaction

On March 10, 2022, the Company closed its previously announced transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), ("OXB Solutions"), Oxford Biomedica (US), Inc., ("OXB"), and Oxford Biomedica plc, ("OXB Parent" and collectively with OXB, "Oxford"), pursuant to the Equity Securities Purchase Agreement (the "Purchase Agreement"), dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, Homology and Oxford agreed to collaborate to operate OXB Solutions, which provides AAV vector process development and manufacturing to pharmaceutical and biotechnology companies (the "OXB Solutions Transaction").

Pursuant to the terms of the Purchase Agreement and a contribution agreement (the "Contribution Agreement") entered into between Homology and OXB Solutions prior to the closing of the OXB Solutions Transaction (the "Closing"), Homology agreed to assign and transfer to OXB Solutions all of its assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy and gene editing products, but excluding certain assets related to manufacturing or testing of Homology's proprietary AAV vectors (collectively, the "Transferred Assets"), in exchange for 175,000 common equity units in OXB Solutions ("Units"), representing 100 percent (100%) of the ownership interest of OXB Solutions, and OXB Solutions assumed from the Company, and agreed to pay, perform and discharge when due, all of the Company's duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, Homology sold to OXB, and OXB purchased from Homology, 130,000 Units, (the "Transferred Units") in exchange for $130.0 million of cash consideration. In connection with the Closing, OXB contributed $50.0 million in cash to OXB Solutions in exchange for an additional, newly issued 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB Solutions, and (ii) Homology owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB Solutions.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions (the "OXB Solutions Operating Agreement") which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause Homology to sell and transfer to OXB, and (ii) Homology will have an option to cause OXB to purchase from Homology, in each case all of Homology's equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period (together, the "Options"), subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB Solutions Operating Agreement, Homology will be entitled to designate one director on the Board of Directors of OXB Solutions, which shall initially be Arthur Tzianabos, Homology's Chief Executive Officer. Further, Tim Kelly, Homology's former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

At December 31, 2021, the Company presented $28.9 million of fixed assets transferred to OXB Solutions as a current asset under the caption of “assets held for sale” in its consolidated balance sheet.

Equity Method of Accounting

The Company has significant influence over, but does not control, OXB Solutions through its noncontrolling representation on OXB’s board of directors and the Company’s equity interest in OXB Solutions. In addition, the Company and OXB Solutions have intra-entity transactions through a series of agreements entered into in conjunction with the OXB Solutions Transaction (see Note 13 for details), OXB Solutions granted certain licenses to the Company, and the Company has representation on the joint steering committee which oversees the activities governed by the Supply Agreement. Accordingly, the Company does not consolidate the financial statements of OXB Solutions and accounts for its investment using the equity method of accounting.

The Company recorded its equity method investment in OXB Solutions at fair value upon deconsolidation of OXB Solutions as of the Closing. The fair value of the equity method investment was determined based on the market approach. This approach estimated the fair value of OXB Solutions based on the implied value for the entity using the consideration paid, including the Options, for a controlling interest in OXB Solutions at the entity’s formation. As part of its fair value analysis, the Company determined that the Options are embedded in the common equity units because the Options are not legally detachable or separately exercisable. Accordingly, the equity method investment and the Options represent one unit of account and the fair value recorded reflects the value of the equity interest and the Options. The valuation included certain subjective assumptions including discounts for lack of control and marketability given the consideration paid for OXB Solutions was for a controlling interest in the entity and the Company owns a noncontrolling interest.

As of March 10, 2022, the Closing, the fair value of the Company’s investment in OXB Solutions was $31.2 million and the Company recorded a gain of $131.2 million on the sale of its manufacturing business in other income in the Company's condensed consolidated statements of operations. The gain was computed as follows:

(in thousands)	March 10, 2022
Cash received	$130,000
Plus: Fair value of equity method investment	31,223
Less: Carrying value of transferred assets	(29,974)
Gain on sale of business	$131,249

In addition, the Company will record its share of income or losses from OXB Solutions on a quarterly basis. For the three months ended March 31, 2022, the Company recorded $0.6 million representing its share of OXB Solution's net loss during the period from March 11, 2022 through March 31, 2022. As of March 31, 2022, the carrying value of the equity method investment was $30.6 million.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$5,939	$5,857
Computers and purchased software	1,596	1,596
Furniture and fixtures	645	645
Property and equipment, at cost	8,180	8,098
Less: accumulated depreciation and amortization	(6,194)	(5,846)
Property and equipment, net	$1,986	$2,252

Depreciation expense for the three months ended March 31, 2022 was approximately $0.3 million compared to $2.1 million for the three months ended March 31, 2021. The Company had no disposals of property and equipment during the three months ended March 31, 2022 and less than $0.1 million of disposals during the three months ended March 31, 2021.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$2,406	$7,805
Accrued research and development expenses	2,695	2,193
Accrued professional fees	1,019	1,371
Accrued other	187	37
Total accrued expenses and other liabilities	$6,307	$11,406

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

In November 2021, the Company entered into an amendment of its December 2017 lease agreement (the “Lease Amendment”) for its corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet (the "Expansion Premises") and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The payment term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for a tenant improvement allowance not to exceed $5.3 million. The Lease Amendment was accounted for as a lease modification and the right-of-use asset and lease liability for the existing premises were remeasured at the modification date resulting in an increase of $10.9 million to both the right-of-use asset and lease liabilities. In February 2022, the Company revised its assumption for when it expects to utilize the tenant improvement allowance. This change in assumption was accounted for as a lease modification and the right-of-use asset and lease liability for the existing premises were remeasured at the modification date resulting in an increase of $0.2 million to both the right-of-use asset and lease liabilities.

In March 2022, in accordance with its transaction with OXB Solutions, the Company assigned all of its right, title and interest in, to and under its corporate headquarters lease to OXB Solutions and entered into a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as the Company has not been released from being the primary obligor under such lease, the related right-of-use asset and lease liability were not derecognized and remain on the Company’s balance sheet and the Company acts as sublessor to OXB Solutions for accounting purposes. See Note 13 for details.

The Company maintains letters of credit, secured by restricted cash, for security deposits totaling $0.3 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively, in conjunction with its current leases.

The following table summarizes operating lease costs, variable lease costs and sublease income:

	Three months ended March 31,
	2022	2021
	(in thousands)
Operating lease costs	$924	$623
Variable lease costs	634	459
Sublease income	(310)	(235)
Net lease cost	$1,248	$847

The maturities of our operating lease liabilities and minimum lease payments as of March 31, 2022 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2022	2,587
2023	4,444
2024	4,578
2025	4,715
Thereafter	31,123
Total undiscounted lease payments	$47,447
Less: imputed interest	(17,144)
Less: estimated lease incentives	(6,320)
Present value of operating lease liabilities	$23,983

The following table summarizes the lease term and discount rate as of March 31, 2022:

As of March 31, 2022
Weighted-average remaining lease term (years)
Operating leases	8.6
Weighted-average discount rate
Operating leases	10.6%

The following table summarizes the supplemental cash flow information related to the Company's operating lease:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$877	$965
Increase in lease liabilities and right-of-use assets due to lease remeasurement	$199	$—

Legal Proceedings—On March 25, 2022, the Company and certain of its executives were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Central District of California; Pizzuto v. Homology Medicines, Inc., No. 2:22–CV–01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial. The complaint seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and intends to file a motion to dismiss. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

9. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At March 31, 2022, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2022, an additional 2,286,010 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2021. As of March 31, 2022, there were 1,872,541 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2022, an additional 571,502 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2021. As of March 31, 2022, there were 1,855,013 shares available for future issuance under the 2018 ESPP.

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

During the three months ended March 31, 2022, 147,871 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. During the three months ended March 31, 2021, 48,792 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million during the three months ended March 31, 2022, during the three months ended March 31, 2021 stock-based compensation expense pursuant to the 2018 ESPP was insignificant.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, with the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of publicly traded companies that are similar to the Company. The expected term of options was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods commensurate with the expected term of the award. The Company recognizes forfeitures as they occur.

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended March 31,
	2022	2021
Expected volatility	68.7% - 69.5%	66.8% - 67.1%
Weighted-average risk-free interest rate	1.46% - 1.89%	0.50% - 0.76%
Expected dividend yield	— %	— %
Expected term (in years)	6.00 - 6.25	6.25
Underlying common stock fair value	$2.71-$4.17	$11.64-$13.91

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2022	7,624,306	$14.25	7.5	$2,069
Granted	2,581,980	$2.80
Exercised	(293)	$2.71
Cancelled/Forfeited	(199,264)	$12.31
Outstanding at March 31, 2022	10,006,729	$11.33	7.8	$2,415
Vested and expected to vest at March 31, 2022	10,006,729	$11.33	7.8	$2,415
Exercisable at March 31, 2022	4,874,177	$13.68	6.5	$1,676

The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was insignificant and $0.6 million, respectively. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2022 and 2021 was $1.78 and $8.37, respectively.

Stock Awards Modifications

As part of the transaction with OXB Solutions (see Note 5), the Company transferred employees to OXB Solutions and modified certain of its existing stock awards (options and restricted stock units) granted to these transferred employees to permit such individuals to continue vesting in their awards as they are employed by and provide services to OXB Solutions. The modification of the unvested stock awards to continue vesting was accounted for as a Type III (improbable to probable) modification under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Accordingly, the Company reversed all compensation cost previously recorded on the awards that were not expected to vest under the original terms. Total compensation cost reversed in the three months ended March 31, 2022 was less than $0.1 million. Total compensation cost of $0.8 million, equal to the modification date fair value, will be recognized over the remaining service period.

The modification of the vested stock awards to permit transferred employees to exercise their options over the remaining life of the award, rather than the 90-day window for terminated employees, is accounted for as a modification under ASC 718. Accordingly, the Company recognized incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification. The fair value of the awards immediately before modification assumes a 90-day expected term, whereas the fair value immediately after assumes an expected term equal to the remaining life of the modified options. Total incremental compensation cost recognized in the three months ended March 31, 2022 was $0.4 million.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in three equal installments on January 1st of each year. The following table summarizes the Company’s RSU activity for the three months ended March 31, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2022	307,600	$12.75
Granted	386,495	$2.71
Vested	(87,140)	$13.85
Forfeited	(10,979)	$12.10
Outstanding at March 31, 2022	595,976	$6.10

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

	Three months ended March 31,
	2022	2021
	(in thousands)
Research and development	$2,166	$1,857
General and administrative	1,885	2,026
	$4,051	$3,883

As of March 31, 2022, there was $30.0 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.8 years at March 31, 2022.

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon assumed exercise of stock options and the vesting of restricted stock units, except in such case when their inclusion would be anti-dilutive.

	Three months ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net income (loss)	$92,105	$(1,073)
Denominator:
Weighted-average common shares outstanding-basic	57,279,963	50,363,579
Dilutive securities	595,613	—
Weighted-average common shares outstanding-diluted	57,875,576	50,363,579

Net income (loss) per share-basic	$1.61	$(0.02)
Net income (loss) per share-diluted	$1.59	$(0.02)

For the three months ended March 31, 2021 , the effect of dilutive securities, including non-vested stock options and restricted stock units and unvested common stock from early exercise of options, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Anti-dilutive securities excluded for the three months ended March 31, 2022 and 2021 were 8,078,708 and 6,216,088, respectively.

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

The Company recognized revenue under the Collaboration Agreement over time using a cost-to-cost method, which it believed best depicted the transfer of control to the customer. The delivery of the termination notice caused a change in the estimate of total costs to satisfy the single performance obligation under the Collaboration Agreement. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation was recorded in the current period when the changes were identified and amounts could be reasonably estimated. As such, the Company recognized a cumulative effect adjustment of approximately $26.9 million in collaboration revenue in the three months ended March 31, 2021.

As the Collaboration Agreement terminated in 2021, there was no revenue recorded for the three months ended March 31, 2022. During the three months ended March 31, 2021

, the Company recognized revenue under the Collaboration Agreement of $28.5 million of which $28.2 million was included in deferred revenue at the beginning the period. There was no accounts receivable or deferred revenue on the Company's condensed consolidated balance sheets related to the Collaboration Agreement in either period presented.

12. PFIZER STOCK PURCHASE AGREEMENT

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

The Company recognized collaboration revenue of $0.8 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $3.6 million of deferred revenue related to the Company’s obligation to Pfizer.

13. RELATED PARTY TRANSACTIONS

Oxford Biomedica Solutions LLC

As described in Note 5, the Company has significant influence over, but does not control, OXB Solutions through its noncontrolling representation on OXB Solution’s board of directors and the Company’s equity interest in OXB Solutions. In March 2022, concurrently with the closing of the transaction with OXB Solutions, the Company entered into certain ancillary agreements with OXB Solutions including a supply agreement, a lease assignment and assumption agreement, a sublease agreement and a transitional services agreement.

Supply Agreement

Pursuant to the terms of the Manufacturing and Supply Agreement with OXB Solutions entered into in March 2022 (the "Supply Agreement"), the Company has agreed to purchase from OXB Solutions at least 50% of its clinical supply requirements of AAV-based products during the initial term of the supply agreement. The Supply Agreement will provide for an initial term of three years, which may be extended for an additional one-year term. Under the Supply Agreement, the Company is committed to purchase a minimum number of batches of drug substance and drug product, as well as process development services, totaling approximately $27.5 million in 2022 and $29.7 million in 2023. There are no minimum purchase commitments in year three of the Supply Agreement. After the initial term, the Company will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either party may terminate the Supply Agreement upon an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party.

During the three months ended March 31, 2022, the Company recorded purchases of process development services from OXB Solutions related to the Supply Agreement of approximately $1.1 million. This amount is included within research and development expenses on the Company's condensed consolidated statements of operations and accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

Lease Assignment and Sublease Agreement

As described in Note 8, the Company leases space for research and development, manufacturing and general office space in Bedford, Massachusetts. The Company and OXB Solutions entered into a lease assignment and assumption agreement pursuant to which Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions and a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as the Company remains jointly and severally liable for the payment of rent under this lease, the Company has not been released from being the primary obligor under such lease and therefore the related right-of-use asset and lease liability were not derecognized and remain on the Company’s condensed consolidated balance sheets. Therefore, the Company is recording sublease income from OXB Solutions as if it were subleasing the space to OXB Solutions.

During the three months ended March 31, 2022, the Company recorded sublease income of $0.3 million related to the sublease agreement with OXB Solutions. This amount was recognized as a reduction to lease expense in the Company's condensed consolidated statements of operations.

Transitional Services Agreement

Under the transitional services agreement with OXB Solutions (the “Services Agreement”), the Company is performing certain services for the benefit of OXB Solutions and OXB Solutions is performing certain services for the benefit of the Company. The term of the Services Agreement will not exceed eighteen months and lasts until the earlier of termination for convenience, termination for cause in the event of an uncured material breach, termination as a result of bankruptcy of either party, and expiration or termination of the only remaining outstanding service as set forth in the Services Agreement. Each company is fully reimbursing the other for these services. Expenses incurred by the Company for services provided by OXB Solutions recognized under the Services Agreement totaled less than $0.1 million for the three months ended March 31, 2022, and are presented within research and development expenses in the condensed consolidated statements of operations as the services related to facilities support within the Company's research and development labs. This amount due to OXB Solutions was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets as of March 31, 2022.

The Company provided finance, human resources, IT and legal services to OXB Solutions under the Services Agreement and recognized $0.6 million for the three months ended March 31, 2022, for the amounts to be reimbursed by OXB Solutions as a reduction to general and administrative expense in the Company's condensed consolidated statements of operations. This amount was payable by OXB Solutions as of March 31, 2022, and the receivable is recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets.

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

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through our gene therapy, our nuclease-free gene editing modality, or our gene therapy to express antibodies platform, or GTx-mAb. Our clinical programs include: HMI-102, an investigational gene therapy candidate in clinical development for the treatment of adult patients with phenylketonuria, or PKU; HMI-103, an investigational gene editing candidate in clinical development for the treatment of patients with PKU; and HMI-203, an investigational gene therapy candidate in clinical development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome. Additionally, we are developing a gene therapy candidate, HMI-104, from our GTx-mAb platform for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and we are conducting research in other diseases including metachromatic leukodystrophy, or MLD. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, cardiac and skeletal muscle and the eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the disease-relevant tissues exhibit. Our product-development strategy is to continue to develop in parallel gene therapy and gene editing product candidates, while initially leveraging the experience from our gene therapy product development efforts to further advance our gene editing. We believe our technology platform will allow us to provide transformative cures using either modality.

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

On February 18, 2022, we announced our pheNIX gene therapy trial had been placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated liver function tests, or LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. We have now responded to the FDA regarding the clinical hold. Included in our response is a protocol amendment designed to address the FDA's requests and reduce the risk of observing further elevated LFTs in the trial, including among other things, a new, more targeted immunosuppressive regimen that utilizes a T-cell inhibitor, is shorter in duration and reduces the length of steroid therapy. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids in the clinical setting. We believe the regimen many also increase patient compliance. This proposed immunosuppressive regimen is already being incorporated into our ongoing pheEDIT clinical trial for the treatment of patients with PKU, discussed below. We expect to provide our next program update when the path forward is established with the FDA.

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

In in vivo preclinical studies, we observed significant Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In addition, using quantitative molecular methods, we have demonstrated achievement of gene integration efficiencies in a humanized murine liver model that corresponded with Phe correction in the PKU murine model.

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

We completed Investigational New Drug Application, or IND, -enabling studies with HMI-202, an investigational gene therapy in development for the treatment of patients with MLD. We have generated preclinical data that demonstrate that a single I.V. administration of HMI-202 crossed the blood-brain and blood-nerve-barriers and led to sustained reduction of sulfatides in all brain regions of the disease model. We are applying the learnings from the IND-enabling studies to further optimize an HMI-202 vector that we believe may lead to a better therapeutic profile, at which point we expect to nominate a new development candidate for the treatment of MLD that we would then advance into IND-enabling studies.

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed our previously announced transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford have agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development and manufacturing to pharmaceutical and biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have been operating since 2019. We will continue to leverage these process development and manufacturing capabilities through services provided to us by OXB Solutions while reducing our costs and maintaining preferred customer status for the dedicated manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

Pursuant to the terms of the Purchase Agreement and a contribution agreement, or the Contribution Agreement, entered into between us and OXB Solutions prior to the closing of the OXB Solutions Transaction, or the Closing, we agreed to assign and transfer to OXB Solutions all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products including leasehold improvements and equipment, but excluding certain assets related to manufacturing or testing of our proprietary AAV vectors, or collectively, the Transferred Assets, in exchange for 175,000 common equity units in OXB Solutions, or Units, and OXB Solutions assumed from us, and agreed to pay, perform and discharge when due, all of our duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, we sold to OXB, and OXB purchased from us, 130,000 Units, or the Transferred Units, in exchange for $130.0 million in cash. In connection with the Closing, OXB contributed $50.0 million in cash to OXB Solutions in exchange for an additional 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB Solutions, and (ii) we owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB Solutions.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times OXB Solutions' revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB Solutions Operating Agreement, we will be entitled to designate one director on the Board of Directors of OXB Solutions, which shall initially be Arthur Tzianabos, our Chief Executive Officer. Further, Tim Kelly, our former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

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

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet, or the Expansion Premises, and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for a tenant improvement allowance not to exceed $5.3 million. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB Solutions with Homology subleasing a portion of lab and office space back from the newly created company. The Company remains jointly and severally liable for the payment of rent under this lease. See Notes 8 and 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease agreement.

License Agreements

On February 26, 2021, we received notice from Novartis Institutes of BioMedical Research, Inc., or Novartis, that they had elected to terminate the collaboration and license agreement with respect to the ophthalmic target, which was the only remaining target under the agreement. Accordingly, the notice served as notice of Novartis’ termination of the agreement in its entirety, with an effective date of August 26, 2021, which was six months from the date of the notice. Novartis acknowledged that the data we generated support gene editing in retinal cells in a rare ophthalmic disease, providing early proof-of-principle for further research using this approach. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Novartis collaboration and license agreement.

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

Management Team, Intellectual Property and Financial Overview

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio that includes a combination of issued patents and pending patent applications that are owned by us or licensed from third parties. The portfolio includes issued patents in the United States directed to our family of 15 AAVHSCs, and issued patents in the United States, Europe, Japan, and China specifically directed to gene editing using these AAVHSCs. As of March 31, 2022, we have an exclusive license or co-exclusive license under 18 United States issued patents, 11 foreign granted patents and 51 patent applications pending in the United States and internationally. These licensed patent applications include two United States applications and 16 foreign applications that are co-owned with COH. In addition, we own a granted United States patent relating to our HMI-102 composition that is expected to expire in 2039 and may be eligible for patent term extension depending on the regulatory pathway of the product covered by the patent. We also own ten United States and 86 foreign patent applications that are pending. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

Since our inception in 2015 through March 31, 2022, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, initial positive clinical data with HMI-102, scientific expertise, product-development strategy, manufacturing platform and process and robust intellectual property position us as a leader in the development of genetic medicines.

On April 6, 2021, we completed a follow-on public offering of our common stock. We sold 6,596,306 shares of our common stock at a price of $7.58 per share and received net proceeds of $49.7 million, after deducting offering expenses. Under the terms of the underwriters’ agreement, we also granted an option exercisable for 30 days to purchase up to an additional 989,445 shares of our common stock at a price of $7.58 per share. The underwriters did not exercise this option. The offering closed on April 9, 2021. The shares were sold pursuant to our effective shelf registration statement on Form S-3, as amended, and a related prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021.

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, developing our technology platform, advancing HMI-102, HMI-103 and HMI-203 through IND-enabling studies and into clinical trials, advancing HMI-202 into IND-enabling studies and HMI-104 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock and through funding from our collaboration partner.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.8 million in collaboration revenue for the three months ended March 31, 2022 and $29.3 million for the three months ended March 31, 2021. Collaboration revenue for the three months ended March 31, 2021 includes the recognition of approximately $28.5 million of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021.

Since inception, we have incurred significant operating losses. Our net loss was $1.1 million for the three months ended March 31, 2021. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in net income of $92.1 million for the three months ended March 31, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $332.0 million and $424.1 million, respectively.

Our total operating expenses were $38.4 million for the three months ended March 31, 2022 and $30.4 million for the three months ended March 31, 2021. We expect our total operating expenses to increase in connection with our ongoing development activities related to our product candidates. Specifically, we anticipate that our expenses will increase due to costs associated with our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and clinical trials associated with our other product candidates, including HMI-202, our gene therapy product candidate for MLD, for which we are focusing on optimization of the vector and HMI-104, our GTx-mAb product candidate for PNH, and research activities in additional therapeutic areas to expand our pipeline, including the addition of our GTx-mAb platform, hiring additional personnel in research, clinical and regulatory, quality and other functional areas, increased expenses incurred with contract manufacturing organizations, or CMOs, including OXB Solutions, to supply us with product for our preclinical and clinical studies, and other costs including the maintenance and expansion of our intellectual property portfolio. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We have incurred significant capital expenditures for the buildout of a facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this facility and in support of our product development candidates and research initiatives. As a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these external CMO costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We expect to incur additional capital expenditures in support of our research and development activities.

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
•
the costs and timing of process development scale-up activities, and the adequacy of supply of our product candidates for preclinical studies and clinical trials through CMOs, including OXB Solutions;

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

We believe that cash and cash equivalents and short-term investments as of March 31, 2022, will enable us to fund our current projected operating expenses and capital expenditure requirements into the second half of 2024 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, preclinical activities relating to HMI-202 and HMI-104, the continued optimization of our manufacturing processes through process development services with OXB Solutions and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Clinical trials – We are currently in Phase 2 of our Phase 1/2 pheNIX clinical trial and have initiated Phase 1 clinical trials with HMI-103 and HMI-203. We are working with trial sites to mitigate COVID-19-related disruptions in order to help ensure the safety of patients and healthcare professionals, and have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic have resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial, and may continue to result in delays in the pheNIX trial or additional disruptions to any of our other current or planned clinical trials. In addition, we could incur unforeseen costs as a result of these delays. We will continue to evaluate the impact of the COVID-19 pandemic on our clinical trials and will make adjustments, as needed.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $0.8 million in collaboration revenue for the three months ended March 31, 2022, related to the Stock Purchase Agreement with Pfizer (see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

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
•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs, including OXB Solutions, that manufacture our product candidates for use in our preclinical testing, our ongoing clinical trials with HMI-102, HMI-103 and HMI-203 and additional potential future clinical trials;
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

Research and development activities are central to our business model. We expect that our research and development expenses will increase for the foreseeable future as we advance our clinical trials for the treatment of PKU, including our Phase 2 pheNIX clinical trial with HMI-102 and our Phase 1 pheEDIT clinical trial with HMI-103, advance Phase 1 juMPStart clinical trial with HMI-203 for the treatment of Hunter syndrome, continue preclinical activities relating to our product candidate HMI-202 for the treatment of MLD as we focus on optimizing the program's vector, advance our product candidate HMI-104 from our GTx-mAb platform for the treatment of PNH through IND-enabling studies and continue to discover and develop additional product candidates. However, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our previously-owned manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company.

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

Other Income

Other income consists of a gain on the sale of our manufacturing business and interest income earned on our cash, cash equivalents and short-term investments. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended March 31, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Collaboration revenue	$802	$29,305	$(28,503)
Operating expenses:
Research and development	24,273	21,755	2,518
General and administrative	14,147	8,661	5,486
Total operating expenses	38,420	30,416	8,004
Loss from operations	(37,618)	(1,111)	(36,507)
Other income:
Gain on sale of business	131,249	—	131,249
Interest income	32	38	(6)
Total other income	131,281	38	131,243
Income (loss) before income taxes	93,663	(1,073)	94,736
Provision for income taxes	(967)	—	(967)
Loss from equity method investment	(591)	—	(591)
Net income (loss)	$92,105	$(1,073)	$93,178

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2022 was $0.8 million, compared to $29.3 million for the three months ended March 31, 2021. Collaboration revenue in each period includes the recognition of deferred revenue of $0.8 million related to the Stock Purchase Agreement with Pfizer. Collaboration revenue for the three months ended March 31, 2021 also includes the recognition of deferred revenue and reimbursements incurred of $28.5 million under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021 and which termination was effective on August 26, 2021.

Research and Development Expenses

	Three months ended March 31,
(in thousands)	2022	2021	Change
External development costs for clinical programs:
HMI-102	$5,855	$6,199	$(344)
HMI-103	1,983	2,197	(214)
HMI-203	1,907	1,089	818
Other development-stage programs' external development costs	1,407	273	1,134
Employee-related costs	12,090	11,316	774
Other research and development costs	1,031	681	350
Total research and development expenses	$24,273	$21,755	$2,518

Research and development expenses for the three months ended March 31, 2022 were $24.3 million, compared to $21.8 million for the three months ended March 31, 2021. The increase of $2.5 million was primarily due to an increase of $1.1 million in external development costs for our earlier stage programs, specifically related to the development of HMI-104, our GTx-mAb product candidate for PNH, as well as an increase of $0.8 million in external development costs for HMI-203, an investigational gene therapy in development for the treatment of adults with Hunter syndrome. We also had an increase of $0.8 million in employee-related costs due to additional employee headcount to support our ongoing development programs and research initiatives which resulted in increases in salaries, payroll taxes and stock-based compensation expense. Partially offsetting these increases was a decrease of $0.3 million in direct research expenses for HMI-102 as the trial was placed on clinical hold in February 2022 and a decrease of $0.2 million related to external development costs for HMI-103, our lead gene editing candidate in development for the treatment of classical PKU.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $14.1 million, compared to $8.7 million for the three months ended March 31, 2021. The increase of $5.5 million was largely due to the OXB Solutions Transaction, as we had increased consulting fees of $2.7 million which included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the transaction and increased audit and legal fees of $2.3 million, also primarily related to the OXB Solutions Transaction. We also had increased facility costs of $0.4 million due to higher rent expense as we amended our lease in November, 2021 to expand our square footage under lease. Rent expense is expected to decrease in future quarters since, effective with the closing of the OXB Solutions Transaction, our corporate headquarters lease was assigned to Oxford and we are now subleasing only a portion of lab and office space back from Oxford.

Gain on Sale of Business

On March 10, 2022, we closed our transaction with Oxford and recorded a gain of $131.2 million on the sale of our manufacturing business. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details surrounding the sale.

Interest Income

Interest income for each of the three months ended March 31, 2022 and 2021 was less than $0.1 million.

Provision for Income Taxes

We recorded an income tax provision of $1.0 million for the three months ended March 31, 2022. The tax provision predominately results from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford. Though we had substantial pre-tax income for the three months ended March 31, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. The Company did not record an income tax provision (benefit) for the three months ended March 31, 2021.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the three months ended March 31, 2022, we recorded a loss from equity method investment of $0.6 million representing our share of OXB Solutions' net loss during the period from March 11, 2022 through March 31, 2022. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Income (Loss)

Net income for the three months ended March 31, 2022 was $92.1 million, compared to a net loss of $1.1 million for the three months ended March 31, 2021. Net income for the three months ended March 31, 2022 was primarily due to a gain of $131.2 million on the sale of our manufacturing business, offset by our operating expenses of $38.4 million as described above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs and our capital expenditures will increase in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with CMOs, including OXB Solutions, to support preclinical studies and clinical trials, expanding our research and development laboratories and manufacturing facility, expanding our intellectual property portfolio, and providing general and administrative support for our operations. However, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing production runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run the manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioned to the new company, since all of these costs are now being absorbed by OXB Solutions. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock and through an up-front payment and funding of research candidates from a collaboration partner. Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our IPO in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our agreement with Oxford. Included in our net proceeds is $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer through a private placement transaction.

Equity Offerings and ATM Program

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020 (as amended, the Shelf). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by us of up to an aggregate $148.4 million of our common stock. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Select Market or on any other existing trading market for our common stock. We did not sell any shares of common stock under the Sales Agreement during the three months ended March 31, 2022. As of March 31, 2022, there was $148.4 million of common stock remaining available for sale under the ATM.

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

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed our previously announced transaction with Oxford pursuant to the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford have agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development services and manufacturing to pharmaceutical and biotechnology companies. Pursuant to the terms of the agreements entered into as part of the OXB Solutions Transaction, we have assigned and transferred to OXB Solutions all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy and gene editing products. Oxford paid us $130.0 million upfront and invested $50.0 million to fund the new company in exchange for an 80 percent ownership stake, while we own 20 percent of the new company. Also, at any time following the three-year anniversary of the closing of the transaction, Oxford has an option to cause us to sell and transfer to Oxford and we have an option to cause Oxford to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a maximum amount of $74.1 million. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Oxford transaction.

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

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $256.1 million and $155.9 million as of March 31, 2022 and December 31, 2021, respectively. We had no indebtedness as of March 31, 2022 and December 31, 2021.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(30,684)	$(29,823)
Net cash provided by (used in) investing activities	168,312	(85,235)
Net cash provided by financing activities	440	2,043
Net change in cash, cash equivalents and restricted cash	$138,068	$(113,015)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $30.7 million, primarily due to our net income of $92.1 million offset by the $131.2 million gain recognized on the sale of our manufacturing business to Oxford. Further offsetting our net income was a decrease in accrued expenses and other liabilities of $5.0 million. Conversely, we had an increase of $7.7 million in accounts payable, an increase of $4.1 million in stock-based compensation expense and recorded $1.0 million of accrued income taxes as a result of the gain recognized in the period, all of which reduced our net cash used in operating activities for the three months ended March 31, 2022.

Net cash used in operating activities for the three months ended March 31, 2021 was $29.8 million. This was primarily due to a $1.1 million net loss and a decrease of $35.2 million in operating assets and liabilities, which includes the recognition of $28.5 million of deferred revenue during the three months ended March 31, 2021 in connection with Novartis’ decision to terminate the collaboration and license agreement. These decreases were partially offset by net non-cash expenses of $6.4 million, which includes $3.9 million of stock-based compensation expense and $2.1 million of depreciation expense.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $168.3 million, primarily due to $130.0 million of cash received from Oxford pursuant to the OXB Solutions Transaction (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We also had proceeds from maturities of short-term investments of $39.5 million, slightly offset by purchases of property and equipment of $1.1 million.

Net cash used in investing activities for the three months ended March 31, 2021 was $85.2 million, attributable to purchases of short-term investments of $84.4 million and purchases of property and equipment of $0.8 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.4 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2021 was $2.0 million, primarily due to proceeds from the issuance of common stock pursuant to the ATM and employee stock purchase plan.

Funding Requirements

Though our operating expenses decreased overall in 2021, operating expenses increased during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, and are expected to increase in future years in connection with our ongoing activities, particularly as we advance our Phase 1/2 pheNIX clinical trial with HMI-102, our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203 and our preclinical activities including IND-enabling studies, continue to optimize our manufacturing processes, engage with CMOs and initiate additional human clinical trials. However, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We have incurred, and expect to continue to incur additional costs associated with operating as a public company. We also expect our capital expenditures to increase as we expand our operations.

Specifically, our expenses will increase as we:

•
pursue the preclinical and clinical development of our product candidates;
•
pursue the preclinical and clinical development of other product candidates based on our gene therapy and gene editing technology;
•
further optimize our manufacturing processes and contract with CMOs, including OXB Solutions, to support our preclinical studies and clinical trials of our product candidates;
•
operate our business in our facility with expanded research and development labs and purchase additional equipment for our operations;
•
in-license or acquire the rights to other products, product candidates or technologies;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional personnel in research, regulatory and clinical development as well as management personnel; and
•
expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2022 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Our interest-earning assets consist of cash and cash equivalents and short-term investments of $256.1 million, or 82.4% of our total assets at March 31, 2022, and $155.9 million, or 73.6% of our total assets at December 31, 2021. Interest income earned on these assets was less than $0.1 million for the three months ended March 31, 2022 and 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At March 31, 2022, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2022 and December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against the Company and certain of its executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial. The complaint seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and intends to file a motion to dismiss.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included in this Quarterly Report on Form 10-Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. We may never achieve or maintain profitability.

We are a clinical-stage genetic medicines company with a limited operating history. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in net income of $92.1 million for the three months ended March 31, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). Prior to this period, we have never been profitable and do not expect to be profitable again in the foreseeable future. As of March 31, 2022, we had an accumulated deficit of approximately $332.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including under our effective Registration Statement on Form S-3, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In addition, effective as of the OXB Solutions Transaction closing date, OXB Solutions incorporated Homology’s AAV manufacturing capabilities and is now operated by 125 AAV manufacturing experts formerly employed by Homology. We may not be able to effectively manage this transition and it could put additional strain on our personnel resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Oxford Biomedica Solutions Transaction" in Item 2 of Part I in this Quarterly Report on Form 10-Q.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory authorities, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA and other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA- and other regulatory authorities- required studies, approval of any BLA or application that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, in April 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and malware (e.g. ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, war (including the war between Russia and Ukraine) and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings as compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of March 31, 2022, we own two registered trademarks and two pending trademark applications in the United States, as well as 34 registered trademarks and 9 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

While the economic impact brought by and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity. In addition, the recession or market correction resulting from the spread of COVID-19 could materially affect our business.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Arthur Tzianabos, Ph.D., our Chief Executive Officer, and Albert Seymour, Ph.D., our President and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 18% of our outstanding voting stock as of March 31, 2022. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, on March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against us and certain of our executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that we failed to disclose certain information regarding efficacy and safety in connection with a Phase 1/2 HMI-102 clinical trial. The complaint seeks damages in an unspecified amount. The case is in its early stages.

The results of the securities class action lawsuit and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

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

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, increased cost of drug product from OXB Solutions and other future potential contract manufacturing organizations, supplies and employee compensation expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/2018

3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/2020

10.1	Assignment and Assumption Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC	10-K	001-38433	10.8	3/23/2022

10.2	Sublease Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC	10-K	001-38433	10.9	3/23/2022

10.3	Amended and Restated Employment Agreement, dated as of April 21, 2022, between Homology Medicines, Inc. and Albert Seymour, Ph.D.	8-K	001-38433	10.1	4/21/2022

10.4	Employment Agreement, dated March 18 2020, by and between Homology Medicines, Inc. and Paul Alloway, Ph.D.	10-K	001-38433	10.13	3/23/2022

10.5	Employment Agreement, dated September 1, 2021, by and between Homology Medicines, Inc. and Michael Blum	10-K	001-38433	10.14	3/23/2022

10.6	Equity Securities Purchase Agreement, dated January 28, 2022, by and among Homology Medicines, Inc., Roadrunner Solutions LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc	10-K	001-38433	10.23	3/23/2022

10.7	Amendment No. 1 to Equity Securities Purchase Agreement dated as of January 28, 2022 by and among Homology Medicines, Inc., Roadrunner Solutions LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc	10-K	001-38433	10.24	3/23/2022

10.8	Contribution Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC	10-K	001-38433	10.25	3/23/2022

10.9	Amended and Restated Limited Liability Company Agreement, dated March 10, 2022, by and among Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), Homology Medicines, Inc. and Oxford Biomedica (US) Inc.	10-K	001-38433	10.26	3/23/2022

10.10	Manufacturing and Supply Agreement, dated March 10, 2022, by and among Homology Medicines, Inc., Roadrunner Solutions LLC and, solely for purposes of Section 2.3(b)(iii) thereof, Oxford Biomedica UK Limited	10-K	001-38433	10.27	3/23/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMOLOGY MEDICINES, INC.

Date: May 16, 2022	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
Chief Executive Officer and Director (principal executive officer)

Date: May 16, 2022	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial and Business Officer and Treasurer (principal financial officer and principal accounting officer)