Form 10-Q
period 2022-06-30
Homology Medicines, Inc.
filed 2022-08-15
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 57,402,028 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, macroeconomic trends, general economic and market trends, the anticipated impact of the COVID-19 pandemic on our business, anticipated use of cash, business strategy, the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, timing and expectations surrounding regulatory communications, the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
We are heavily dependent on the success of our product candidates, and if none of our candidates receives regulatory approval or is not successfully commercialized, our business may be harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$176,188	$108,382
Short-term investments	49,335	47,491
Assets held for sale	—	28,907
Prepaid expenses and other current assets	12,917	7,129
Total current assets	238,440	191,909
Equity method investment	29,298	—
Property and equipment, net	1,720	2,252
Right-of-use assets	15,151	15,607
Restricted cash	—	1,953
Total assets	$284,609	$211,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,762	$2,366
Accrued expenses and other liabilities	12,940	11,406
Accrued income taxes	862	—
Operating lease liabilities	410	246
Deferred revenue	2,760	3,208
Total current liabilities	20,734	17,226
Non-current liabilities:
Operating lease liabilities, net of current portion	23,587	23,688
Deferred revenue, net of current portion	—	1,156
Total liabilities	44,321	42,070
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 57,385,578 and 57,150,274 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	601,439	593,784
Accumulated other comprehensive loss	(41)	(7)
Accumulated deficit	(361,116)	(424,132)
Total stockholders’ equity	240,288	169,651
Total liabilities and stockholders' equity	$284,609	$211,721

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$802	$2,187	$1,604	$31,492
Operating expenses:
Research and development	21,075	23,697	45,348	45,452
General and administrative	8,034	9,042	22,181	17,703
Total operating expenses	29,109	32,739	67,529	63,155
Loss from operations	(28,307)	(30,552)	(65,925)	(31,663)
Other income:
Gain on sale of business	—	—	131,249	—
Interest income	474	52	506	90
Total other income	474	52	131,755	90
Income (loss) before income taxes	(27,833)	(30,500)	65,830	(31,573)
Benefit from (provision for) income taxes	105	—	(862)	—
Loss from equity method investment	(1,361)	—	(1,952)	—
Net income (loss)	$(29,089)	$(30,500)	$63,016	$(31,573)
Net income (loss) per share-basic	$(0.51)	$(0.54)	$1.10	$(0.59)
Net income (loss) per share-diluted	$(0.51)	$(0.54)	$1.09	$(0.59)
Weighted-average common shares outstanding-basic	57,385,578	56,497,461	57,334,078	53,429,634
Weighted-average common shares outstanding-diluted	57,385,578	56,497,461	57,869,443	53,429,634

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(29,089)	$(30,500)	$63,016	$(31,573)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	(41)	25	(34)	2
Total other comprehensive gain (loss)	(41)	25	(34)	2
Comprehensive income (loss)	$(29,130)	$(30,475)	$62,982	$(31,571)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2021	50,265,575	$5	$524,358		$(328,368)	$195,995
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	55,277	—	143	—	—	143
Issuance of common stock pursuant to employee stock purchase plan	48,792	—	446	—	—	446
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	114,914	—	1,454	—	—	1,454
Stock-based compensation	—	—	3,883	—	—	3,883
Other comprehensive loss	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(1,073)	(1,073)
Balance at March 31, 2021	50,485,569	$5	$530,288	$(23)	$(329,441)	$200,829
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,596,306	1	49,743	—	—	49,744
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	4,071	—	2	—	—	2
Stock-based compensation	—	—	4,473	—	—	4,473
Other comprehensive gain	—	—	—	25	—	25
Net loss	—	—	—	—	(30,500)	(30,500)
Balance at June 30, 2021	57,086,957	$6	$584,510	$2	$(359,941)	$224,577

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2022	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	87,140	—	—	—	—	—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	147,871	—	439	—	—	439
Stock-based compensation	—	—	4,051	—	—	4,051
Other comprehensive gain	—	—	—	7	—	7
Net income	—	—	—	—	92,105	92,105
Balance at March 31, 2022	57,385,578	$6	$598,275	$—	$(332,027)	$266,254
Stock-based compensation	—	—	3,143	—	—	3,143
Stock-based compensation for equity method investee	—	—	21	—	—	21
Other comprehensive loss	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(29,089)	(29,089)
Balance at June 30, 2022	57,385,578	$6	$601,439	$(41)	$(361,116)	$240,288

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$63,016	$(31,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	676	4,181
Noncash lease expense	655	569
Loss from equity method investment	1,952	—
Stock-based compensation expense	7,194	8,356
(Accretion of discount) amortization of premium on short-term investments	(91)	414
Loss on disposal of property and equipment	—	6
Gain on sale of business	(131,249)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,088)	(2,511)
Accounts payable	1,637	991
Accrued expenses and other liabilities	1,646	(2,106)
Accrued income taxes	862	—
Deferred revenue	(1,604)	(31,008)
Operating lease liabilities	(136)	(1,253)
Net cash used in operating activities	(61,530)	(53,934)
Cash flows from investing activities:
Purchases of short-term investments	(49,248)	(97,392)
Maturities of short-term investments	47,461	—
Proceeds from sale of business	130,000	—
Purchases of property and equipment	(1,270)	(1,581)
Net cash provided by (used in) investing activities	126,943	(98,973)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	—	49,744
Proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs	—	1,454
Proceeds from issuance of common stock pursuant to employee stock purchase plan	439	446
Proceeds from issuance of common stock from option exercises	1	145
Net cash provided by financing activities	440	51,789
Net change in cash, cash equivalents and restricted cash	65,853	(101,118)
Cash, cash equivalents and restricted cash, beginning of period	110,335	218,705
Cash, cash equivalents and restricted cash, end of period	$176,188	$117,587
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$—	$8
Property and equipment additions included in accounts payable	$—	$94
Property and equipment additions included in accrued expenses and other liabilities	$5	$—
Unrealized gain (loss) on available for sale securities, net	$(34)	$2

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

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates, developing and implementing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical and regulatory risks associated with the successful research, development and manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, conduct clinical trials, obtain regulatory approval of its products, further expand access to manufacturing capacity, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain sustainable profitable operations.

On March 10, 2022, the Company closed its previously announced transaction with Oxford Biomedica plc ("Oxford"), to establish a new adeno-associated virus ("AAV") vector manufacturing company, Oxford Biomedica Solutions ("OXB Solutions") that will provide AAV vector process development and manufacturing services to pharmaceutical and biotechnology companies. Under the terms of the agreement, the Company contributed its manufacturing team of 125 experts, manufacturing facility and equipment, manufacturing-related intellectual property and know-how and certain other assets. Oxford paid the Company $130.0 million of upfront cash and invested $50.0 million of cash to fund the new company in exchange for an 80 percent ownership interest, while Homology retained a 20 percent ownership interest in the new company and received a put option on this ownership position (see Note 5).

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (as amended, the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by the Company of up to an aggregate of $148.4 million of its common stock. The Company did not sell any shares of common stock under the Sales Agreement during the six months ended June 30, 2022. As of June 30, 2022, there remained $148.4 million of common stock available for sale under the ATM.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through June 30, 2022, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its transaction with Oxford (see Note 5), its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 11) and its private placement with Pfizer (see Note 12). During the six months ended June 30, 2022, the Company recorded net income of $63.0 million, primarily due to the gain recorded pursuant to the closing of the transaction with Oxford and as of June 30, 2022, had $361.1 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that cash and cash equivalents and short-term investments as of June 30, 2022 will enable the Company to continue its operations for at least one year from the date of this filing. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2022, and consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$176,188	$116,313
Restricted cash	—	1,274
Total cash, cash equivalents and restricted cash	$176,188	$117,587

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

Under the equity method of accounting, the Company’s investment is initially recorded at fair value on the condensed consolidated balance sheets. Upon initial investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development that has no alternative future use. If the Company is unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance, which is tracked separately within the Company’s memo accounts. The Company subsequently records in the condensed consolidated statements of operations its share of income or loss of the other entity within other income/expense, which results in an increase or decrease to the carrying value of the investment. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding; however, if there are intra-entity profits this can cause the investment balance to go negative.

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

At June 30, 2022, the Company accounted for its investment in OXB Solutions using the equity method of accounting (see Note 5).

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

The Company acts as sublessor related to a sublease of a portion of the Company's headquarters that is now occupied by OXB Solutions (see Note 13). Fixed sublease payments received are recorded as a reduction to lease cost. Right-of-use assets are periodically evaluated for impairment. Although Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions, the Company remains jointly and severally liable for the payment of rent under this lease and was not released from being the primary obligor under such lease. Therefore, the related right-of-use asset and lease liability were not derecognized and remain on the Company’s condensed consolidated balance sheets.

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

The Company recorded an income tax benefit of $0.1 million and income tax provision of $0.9 million for the three and six months ended June 30, 2022, respectively. The year-to-date tax provision predominately results from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 5), offset by available federal and state net operating loss carryforwards and research and development tax credits which are subject to certain limitations as to their utilization. The Company did not record an income tax provision (benefit) for the three and six months ended June 30, 2021.

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

Common stock equivalent shares are excluded from the computation of diluted net income (loss) per share if their effect is antidilutive. In periods in which the Company reports a net (loss) attributable to common stockholders, diluted net (loss) per share attributable to common stockholders is generally the same as basic net (loss) per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The following table summarizes the Company’s short-term investments as of June 30, 2022 and December 31, 2021:

As of June 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$35,546	$—	$—	$35,546
US Treasury securities	1,969	—	(10)	1,959
Corporate debt securities	11,861	—	(31)	11,830
Total	$49,376	$—	$(41)	$49,335

As of December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$27,992	$—	$—	$27,992
Corporate debt securities	19,506	—	(7)	19,499
Total	$47,498	$—	$(7)	$47,491

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and six months ended June 30, 2022 and 2021. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	June 30, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$176,188	$176,188	$—	$—
Total cash equivalents	$176,188	$176,188	$—	$—
Short-term investments:
Commercial paper	$35,546	$—	$35,546	$—
US Treasury securities	1,959	—	1,959	—
Corporate debt securities	11,830	—	11,830	—
Total short-term investments	$49,335	$—	$49,335	$—
Total financial assets	$225,523	$176,188	$49,335	$—

Description	December 31, 2021	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$108,323	$108,323	$—	$—
Total cash equivalents	$108,323	$108,323	$—	$—
Short-term investments:
Commercial paper	$27,992	$—	$27,992	$—
Corporate debt securities	19,499	—	19,499	—
Total short-term investments	$47,491	$—	$47,491	$—
Total financial assets	$155,814	$108,323	$47,491	$—

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022 and 2021.

5. EQUITY METHOD INVESTMENT

Summary of Transaction

On March 10, 2022, the Company closed its previously announced transaction with OXB Solutions, Oxford Biomedica (US), Inc., ("OXB"), and Oxford, pursuant to the Equity Securities Purchase Agreement (the "Purchase Agreement"), dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, Homology and Oxford agreed to collaborate to operate OXB Solutions, which provides AAV vector process development and manufacturing services to pharmaceutical and biotechnology companies (the "OXB Solutions Transaction").

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions (the "OXB Solutions Operating Agreement") which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause Homology to sell and transfer to OXB, and (ii) Homology will have an option to cause OXB to purchase from Homology, in each case all of Homology's equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period (together, the "Options"), subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB Solutions Operating Agreement, Homology is entitled to designate one director to the Board of Directors of OXB Solutions, which is currently Arthur Tzianabos, Homology's Chief Executive Officer. Further, Tim Kelly, Homology's former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

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

In addition, the Company records its share of income or losses from OXB Solutions on a quarterly basis. For the three and six months ended June 30, 2022, the Company recorded $1.4 million and $2.0 million, respectively, representing its share of OXB Solution's net loss during for each such period. As of June 30, 2022, the carrying value of the equity method investment was $29.3 million.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$6,001	$5,857
Computers and purchased software	1,596	1,596
Furniture and fixtures	645	645
Property and equipment, at cost	8,242	8,098
Less: accumulated depreciation and amortization	(6,522)	(5,846)
Property and equipment, net	$1,720	$2,252

Depreciation expense for the three and six months ended June 30, 2022 was approximately $0.3 million and $0.7 million, respectively, compared to $2.1 million and $4.2 million, respectively for the three and six months ended June 30, 2021. The Company had no disposals of property and equipment during the three and six months ended June 30, 2022 and less than $0.1 million of disposals during the three and six months ended June 30, 2021.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$3,709	$7,805
Accrued research and development expenses	8,497	2,193
Accrued professional fees	428	1,371
Accrued other	306	37
Total accrued expenses and other liabilities	$12,940	$11,406

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

In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. Prior to a subsequent amendment described below, the lease was set to expire in February 2027 with an option for an additional five-year term. Rent became due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet started in March 2019. The initial annual base rent was $39.50 per square foot and increases by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. The lease agreement entered into in December 2017 allowed for a tenant improvement allowance not to exceed $10.9 million, which the Company received in full, to be applied to the total cost of tenant improvements to the leased premises. The unamortized balance of the tenant improvement allowance was included in deferred rent incentives and has been recorded as a reduction to operating right-of-use asset upon adoption of the new leasing standards.

In November 2021, the Company entered into an amendment of its December 2017 lease agreement (the “Lease Amendment”) for its corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet (the "Expansion Premises") and extended the expiration date of the existing premises under the lease from February 2027 to June 2030. The payment term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. The Lease Amendment was accounted for as a lease modification and the right-of-use asset and lease liability for the existing premises were remeasured at the modification date resulting in an increase of $10.9 million to both the right-of-use asset and lease liabilities. In February 2022, the Company revised its assumption for when it expects to utilize the tenant improvement allowance. This change in assumption was accounted for as a lease modification and the right-of-use asset and lease liability for the existing premises were remeasured at the modification date resulting in an increase of $0.2 million to both the right-of-use asset and lease liabilities.

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

The Company maintained letters of credit, secured by restricted cash, for security deposits totaling $2.0 million as of December 31, 2021 in conjunction with its leases. The Company had no security deposit or restricted cash as of June 30, 2022.

The following table summarizes operating lease costs, variable lease costs and sublease income:

	Six months ended June 30,
	2022	2021
	(in thousands)
Operating lease costs	$1,847	$1,246
Variable lease costs	1,090	1,032
Sublease income	(1,240)	(470)
Net lease cost	$1,697	$1,808

The maturities of our operating lease liabilities and minimum lease payments as of June 30, 2022 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2022	1,848
2023	4,444
2024	4,578
2025	4,715
Thereafter	31,123
Total undiscounted lease payments	$46,708
Less: imputed interest	(16,540)
Less: estimated lease incentives	(6,171)
Present value of operating lease liabilities	$23,997

The following table summarizes the lease term and discount rate as of June 30, 2022:

As of June 30, 2022
Weighted-average remaining lease term (years)
Operating leases	8.4
Weighted-average discount rate
Operating leases	10.6%

The following table summarizes the supplemental cash flow information related to the Company's operating lease:

	Six months ended June 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,328	$1,930
Increase in lease liabilities and right-of-use assets due to lease remeasurement	$199	$—

Legal Proceedings—On March 25, 2022, the Company and certain of its executives were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Central District of California; Pizzuto v. Homology Medicines, Inc., No. 2:22–CV–01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and intends to file a motion to transfer venue and a motion to dismiss. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

9. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At June 30, 2022, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2022, an additional 2,286,010 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2021. As of June 30, 2022, there were 1,928,593 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2022, an additional 571,502 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2021. As of June 30, 2022, there were 1,855,013 shares available for future issuance under the 2018 ESPP.

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

During the six months ended June 30, 2022, 147,871 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. During the six months ended June 30, 2021, 48,792 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.4 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, stock-based compensation expense pursuant to the 2018 ESPP was $0.1 million.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Expected volatility	69.3% - 69.6%	64.6% - 66.9%	68.7% - 69.6%	64.6% - 67.1%
Weighted-average risk-free interest rate	2.67% - 3.38%	0.90% - 1.20%	1.46% - 3.38%	0.50% - 1.20%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$1.78-$2.88	$6.53-$9.62	$1.78-$4.17	$6.53-$13.91

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2022	7,624,306	$14.25	7.5	$2,069
Granted	2,844,380	$2.71
Exercised	(293)	$2.71
Cancelled/Forfeited	(491,937)	$11.30
Outstanding at June 30, 2022	9,976,456	$11.10	7.6	$982
Vested and expected to vest at June 30, 2022	9,976,456	$11.10	7.6	$982
Exercisable at June 30, 2022	5,355,617	$13.35	6.5	$948

The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was insignificant and $0.6 million, respectively. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2022 and 2021 was $1.72 and $7.77, respectively.

Stock Awards Modifications

As part of the transaction with OXB Solutions (see Note 5), the Company transferred employees to OXB Solutions and modified certain of its existing stock awards (options and restricted stock units) granted to these transferred employees to permit such individuals to continue vesting in their awards as they are employed by and provide services to OXB Solutions. The modification of the unvested stock awards to continue vesting was accounted for as a Type III (improbable to probable) modification under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Accordingly, the Company reversed all compensation cost previously recorded on the awards that were not expected to vest under the original terms. Total compensation cost reversed in the three months ended March 31, 2022 was less than $0.1 million. Total compensation cost of $0.8 million, equal to the modification date fair value, will be recognized over the remaining service period. A portion of this total compensation cost will be included as a component of the loss from equity method investment.

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

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in three equal installments on January 1st of each year. The following table summarizes the Company’s RSU activity for the six months ended June 30, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2022	307,600	$12.75
Granted	386,495	$2.71
Vested	(87,140)	$13.85
Forfeited	(36,758)	$7.33
Outstanding at June 30, 2022	570,197	$6.13

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$1,088	$2,303	$3,254	$4,159
General and administrative	2,055	2,170	3,940	4,197
	$3,143	$4,473	$7,194	$8,356

As of June 30, 2022, there was $25.4 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.6 years at June 30, 2022.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss)	$(29,089)	$(30,500)	$63,016	$(31,573)
Denominator:
Weighted-average common shares outstanding-basic	57,385,578	56,497,461	57,334,078	53,429,634
Dilutive securities	—	—	535,365	—
Weighted-average common shares outstanding-diluted	57,385,578	56,497,461	57,869,443	53,429,634

Net income (loss) per share-basic	$(0.51)	$(0.54)	$1.10	$(0.59)
Net income (loss) per share-diluted	$(0.51)	$(0.54)	$1.09	$(0.59)

For the three months ended June 30, 2022 and for the three and six months ended June 30, 2021, the effect of dilutive securities, including stock options, restricted stock units and unvested common stock from early exercise of options, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss in each of those periods and their inclusion would be anti-dilutive. Anti-dilutive securities excluded for the three months ended June 30, 2022 and 2021 were 10,393,266 and 7,587,507, respectively, and for the six months ended June 30, 2022 and 2021 were 8,849,937 and 6,488,140, respectively.

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

As the Collaboration Agreement terminated in 2021, there was no revenue recorded for the six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized revenue under the Collaboration Agreement of $1.4 million and $29.9 million, respectively, of which $1.2 million and $29.4 million was included in deferred revenue at the beginning the period. There was no accounts receivable or deferred revenue on the Company's condensed consolidated balance sheets related to the Collaboration Agreement in either period presented.

12. PFIZER STOCK PURCHASE AGREEMENT

On November 9, 2020, the Company entered into a common stock purchase agreement (the “Stock Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which the Company agreed to issue and sell to Pfizer 5,000,000 shares of the Company’s common stock through a private placement transaction (the “Private Placement”) at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. The shares of common stock sold to Pfizer were subject to a one-year lock-up from closing, during which time Pfizer was prohibited from selling or otherwise disposing of such shares.

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

During the three and six months ended June 30, 2022, the Company recognized collaboration revenue of $0.8 million and $1.6 million, respectively, compared to $0.8 million and $1.6 million, respectively for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, there was approximately $2.8 million and $4.4 million, respectively of deferred revenue related to the Company’s obligation to Pfizer.

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

During the three and six months ended June 30, 2022, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of $1.5 million, as well as purchases of process development services of approximately $6.9 million and $8.0 million, respectively. These amounts are included within research and development expenses on the Company's condensed consolidated statements of operations and accrued expenses and other liabilities on the Company's condensed consolidated balance sheets. As of June 30, 2022, the amount due to OXB Solutions under the Supply Agreement was $7.0 million and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

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

During the three and six months ended June 30, 2022, the Company recorded sublease income of $0.9 million and $1.2 million, respectively, related to the sublease agreement with OXB Solutions. These amounts were recognized as a reduction to lease expense in the Company's condensed consolidated statements of operations.

Transitional Services Agreement

Under the transitional services agreement with OXB Solutions (the “Services Agreement”), the Company is performing certain services for the benefit of OXB Solutions and OXB Solutions is performing certain services for the benefit of the Company. The term of the Services Agreement will not exceed eighteen months and lasts until the earlier of termination for convenience, termination for cause in the event of an uncured material breach, termination as a result of bankruptcy of either party, and expiration or termination of the only remaining outstanding service as set forth in the Services Agreement. Each company is fully reimbursing the other for these services. Expenses incurred by the Company for services provided by OXB Solutions recognized under the Services Agreement totaled $0.2 million for the three and six months ended June 30, 2022, and are presented within research and development expenses in the condensed consolidated statements of operations as the services related to facilities support within the Company's research and development labs. As of June 30, 2022, the amount due to OXB Solutions under the Services Agreement was $0.1 million and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The Company provided finance, human resources, IT and legal services to OXB Solutions under the Services Agreement and recognized $1.4 million and $2.0 million, respectively, for the three and six months ended June 30, 2022, for amounts to be reimbursed by OXB Solutions as a reduction to general and administrative expense in the Company's condensed consolidated statements of operations. As of June 30, 2022, the Company had a receivable balance of $4.5 million from OXB Solutions which was recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. This receivable balance included $3.2 million for amounts paid by the Company to vendors on OXB Solutions' behalf.

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

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell-derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through our gene therapy technology, our nuclease-free gene editing modality, or our gene therapy to express antibodies platform, or GTx-mAb. Our clinical programs include: HMI-103, an investigational gene editing candidate in clinical development for the treatment of patients with phenylketonuria, or PKU; HMI-203, an investigational gene therapy candidate in clinical development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome; and HMI-102, an investigational gene therapy candidate in clinical development for the treatment of adult patients with PKU, for which enrollment is currently paused as discussed below. Additionally, we are developing a gene therapy candidate, HMI-104, from our GTx-mAb platform for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and we are seeking a partner for our metachromatic leukodystrophy, or MLD, program, HMI-204. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, peripheral nervous system, or PNS, bone marrow, cardiac and skeletal muscle and the eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the disease-relevant tissues exhibit. Our product-development strategy is to continue to develop in parallel gene therapy and gene editing product candidates, while initially leveraging the experience from our gene therapy product development efforts to further advance our gene editing. We believe our technology platform will allow us to provide transformative cures using either modality.

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

Clinical-Stage Product Candidates

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

We are currently enrolling our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU and received Fast Track Designation for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to phenylalanine hydroxylase deficiency. In March 2022, we received orphan medicinal product designation by the European Medicines Agency, or EMA, and in May 2022, we received orphan drug designation by the FDA, for HMI-103 for the treatment of phenylalanine hydroxylase deficiency.

In August 2022, we announced our prioritization plan for our PKU clinical programs, that is to shift resources to the Phase 1 pheEDIT trial evaluating in vivo gene editing candidate HMI-103, while pausing enrollment in the pheNIX gene therapy trial evaluating HMI-102 (discussed below). This decision was made in an effort to extend our cash runway while continuing to move closer to the goal of offering solutions for both adult and pediatric patients with PKU.

The pheEDIT clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 and is expected to enroll up to nine patients ages 18-55 years old who have been diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial will measure serum phenylalanine, or Phe, changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. We expect that the first patient in the pheEDIT clinical trial will be dosed following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites and completion of an 82-day screening/run-in period to account for and more closely understand day-to-day Phe fluctuations of participants. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-103 clinical trials. We expect to provide an update on the pheEDIT clinical trial, including enrollment and site status, by the end of 2022.

In in vivo preclinical studies, we observed significant Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In addition, using quantitative molecular methods, we have demonstrated achievement of gene integration efficiencies in a humanized murine liver model that corresponded with Phe correction in the PKU murine model. At the American Society of Gene and Cell Therapy's annual meeting in May 2022, we presented preclinical data on our optimized HMI-103 mechanism of action, which includes an integrated PAH gene and liver-specific promoter to maximize long-term expression. This preclinical data demonstrated long-term durability and precision of the HR-based approach confirming on-target editing and no off-target events, as determined by a genome-wide integration assay.

HMI-203: Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an investigational gene therapy in development for the treatment of adults with Hunter syndrome. In March 2022, we received orphan medicinal product designation by the EMA, and in July 2022, we received orphan drug designation by the FDA, for HMI-203 for the treatment of mucopolysaccharidosis type II (Hunter syndrome), as well as clearance from Health Canada to initiate the juMPStart trial in Canada.

The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203 and is expected to enroll up to nine male patients ages 18-45 years old who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy, or ERT. Qualitative data on unmet medical needs obtained from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT. In addition to safety endpoints, the trial will measure plasma I2S activity, urinary glycosaminoglycan, or GAG, levels, ERT discontinuation and other peripheral disease endpoints. We expect to provide an update on the juMPStart clinical trial, including enrollment and site status, by the end of 2022.

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

HMI-102: Investigational Gene Therapy for the Treatment of Adult Patients with PKU

On August 15, 2022, we announced a pause in the enrollment of our pheNIX clinical trial with HMI-102, a gene therapy in development for the treatment of adults with PKU, in order to focus resources and efforts on our Phase 1 pheEDIT clinical trial evaluating in vivo gene editing candidate HMI-103 for PKU, which is recruiting for the same patient population. Though we have observed biologic activity in our pheNIX trial, including decreases in serum Phe and increases in tyrosine, or Tyr, this prioritization offers the potential for us to generate data, including with a new immunosuppression regimen with a shorter course of steroids and a T-cell inhibitor as part of the pheEDIT protocol, sooner than would be possible to resume enrollment at pheNIX trial sites. We will continue to monitor all patients previously enrolled in the pheNIX trial and long-term extension study.

In November 2020, we reported positive safety and efficacy clinical data from the dose-escalation phase of the pheNIX trial. As of the data cutoff date of October 19, 2020, six patients in the dose-escalation phase of the trial had received HMI-102 across three dose cohorts (low-dose Cohort 1, n=2; mid-dose Cohort 2, n=2; high-dose Cohort 3, n=2). The results showed that HMI-102 was generally well-tolerated, and resulted in marked reductions in Phe, increases Tyr, and reductions in the Phe-to-Tyr ratio, at two doses. Phe is a registrable endpoint in PKU, and the Phe-to-Tyr ratio is a clinically relevant diagnostic measurement for PKU. Based on the safety and efficacy results observed in the dose-escalation phase, we selected and advanced two doses to the randomized, concurrently controlled, dose expansion Phase 2 portion of the pheNIX trial, which was designed to have the potential to be converted to a registrational trial. In October 2021, we announced that, as of September 30, 2021, both doses in the Phase 2 portion of the trial were generally well-tolerated and showed evidence of biological activity, including clinically meaningful reductions in Phe levels, increases in Tyr and reductions in the Phe-to-Tyr ratio.

On February 18, 2022, we announced that our pheNIX gene therapy trial was placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated liver function tests, or LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. We responded to the FDA regarding the clinical hold and included in our response was a protocol amendment designed to address the FDA's requests and reduce the risk of observing further elevated LFTs in the trial, including among other things, a new, more targeted immunosuppressive regimen that utilizes a T-cell inhibitor, is shorter in duration and reduces the length of steroid therapy. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids in the clinical setting. This proposed immunosuppressive regimen is already being incorporated into our ongoing pheEDIT clinical trial for the treatment of patients with PKU, discussed below. On June 13, 2022, we announced that the FDA lifted the clinical hold, with the FDA noting in its response that we satisfactorily addressed all clinical hold issues identified in the March 17, 2022 letter.

Earlier-Stage Product Candidates

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. This platform represents an additional way that we are leveraging our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating proof-of-concept in PNH. Our data showed that our AAVHSCs delivered vectors at a high efficiency to the liver and secreted antibodies throughout the body, resulting in sustained expression levels in a humanized murine model. We continue to advance HMI-104, which is currently in Investigational New Drug Application, or IND, -enabling studies.

We completed IND-enabling studies with HMI-202, an investigational gene therapy for the treatment of patients with MLD. Applying the learnings from these IND-enabling studies, in August 2022, we announced the details of HMI-204, an optimized, in vivo, one-time gene therapy product candidate for the treatment of MLD. Following a single I.V. administration in the MLD murine model, this optimized candidate, which uses one of our proprietary AAVHSC capsids, crossed the blood-brain-barrier to the CNS and reached key peripheral organs involved in MLD resulting in expression of human ARSA, or hARSA, levels in multiple brain regions and cell types above the minimum level of enzyme needed to correct the MLD disease phenotype, hARSA activity levels in the brain predictive of functional assay improvements and hARSA activity in the serum. Additionally, these optimizations led to significant improvements in expression, vector yield and superior packaging for the candidate. We are actively seeking a partner to advance this preclinical candidate.

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed our previously announced transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford have agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development and manufacturing services to pharmaceutical and biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have been operating since 2019. We will continue to leverage these process development and manufacturing capabilities through services provided to us by OXB Solutions while reducing our costs and maintaining preferred customer status for the dedicated manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times OXB Solutions' revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB

Solutions Operating Agreement, we are entitled to designate one director on the Board of Directors of OXB Solutions, which is currently Arthur Tzianabos, our Chief Executive Officer. Further, Tim Kelly, our former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

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

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet, or the Expansion Premises, and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB Solutions with Homology subleasing a portion of lab and office space back from the newly created company. The Company remains jointly and severally liable for the payment of rent under this lease. See Notes 8 and 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease agreement.

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

Management Team, Intellectual Property and Financial Overview

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio that includes a combination of issued patents and pending patent applications that are owned by us or licensed from third parties. The portfolio includes issued patents in the United States directed to our family of 15 AAVHSCs, and issued patents in the United States, Europe, Japan, and China specifically directed to gene editing using these AAVHSCs. As of June 30, 2022, we have an exclusive license or co-exclusive license under 19 United States issued patents, 13 foreign granted patents and 53 patent applications pending in the United States and internationally. These licensed patent applications include one United States issued patent, two United States applications and 17 foreign applications that are co-owned with COH. In addition, we own a granted United States patent relating to our HMI-102 composition that is expected to expire in 2039 and may be eligible for patent term extension depending on the regulatory pathway of the product covered by the patent, and a foreign granted patent relating to our HMI-102 composition. We also own 12 United States and 89 foreign patent applications that are pending. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

Since our inception in 2015 through June 30, 2022, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, initial positive clinical data with HMI-102, scientific expertise, product-development strategy, manufacturing platform and process and robust intellectual property position us as a leader in the development of genetic medicines.

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

We were incorporated and commenced operations in 2015. Since our incorporation, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, developing our technology platform, advancing HMI-102, HMI-103 and HMI-203 through IND-enabling studies and into clinical trials, advancing HMI-202 and HMI-104 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock, through funding from our collaboration partner and through proceeds received as a result of our transaction with OXB Solutions.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.8 million and $1.6 million in collaboration revenue for the three and six months ended June 30, 2022, respectively and $2.2 million and $31.5 million for the three and six months ended June 30, 2021, respectively. Collaboration revenue for the six months ended June 30, 2021 included the recognition of approximately $29.9 million of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021.

Since inception, we have incurred significant operating losses. Our net loss was $30.5 million and $31.6 million for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2022, our net loss was $29.1 million and for the six months ended June 30, 2022, our net income was $63.0 million. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business, which resulted in net income of $63.0 million for the six months ended June 30, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $361.1 million and $424.1 million, respectively.

Our total operating expenses were $29.1 million and $67.5 million for the three and six months ended June 30, 2022, respectively, and $32.7 million and $63.2 million for the three and six months ended June 30, 2021, respectively. We expect total operating expenses to decrease in connection with our ongoing development activities as we implement our plan for prioritizing our pipeline of programs while undertaking operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs, including a modest workforce reduction commensurate with the pipeline prioritization. We anticipate that expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and clinical trials associated with HMI-104, our GTx-mAb product candidate for PNH will increase. We foresee increased expenses with contract manufacturing organizations, or CMOs, including OXB Solutions, to supply us with product for our preclinical and clinical studies, contract research organizations, or CROs, and other costs related to these programs. In addition, we expect to continue to incur additional costs associated with operating as a public company. Conversely, we anticipate reduced expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we are pausing future patient enrollment, as well as reduced expenses associated with our optimized MLD program, for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs.

We have incurred significant capital expenditures for the buildout of a facility we have leased, including research and development labs, office space and manufacturing suites and the procurement of equipment and furniture for this facility and in support of our product development candidates and research initiatives. As a result of our agreement with Oxford, we are purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore we expect an increase in these external CMO costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We expect to incur additional capital expenditures in support of our research and development activities.

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

We believe that our existing cash, cash equivalents, and short-term investments as of June 30, 2022, will enable us to fund our current projected operating expenses and capital expenditure requirements into the fourth quarter of 2024 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, IND-enabling activities relating to HMI-104, the continued optimization of our manufacturing processes through process development services with OXB Solutions and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our ability to raise capital may be impacted by global macroeconomic conditions including as a result of international political conflict, supply chain issues and rising inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Operations – At the onset of the COVID-19 pandemic, to protect the health of our employees and the third parties with whom we interact, most office-based employees were asked to work from home. We have now implemented a return-to-work policy which provides for a hybrid of remote and in-office work, and we expect to continue to operate on such a semi-virtual basis, pending the future direction of the COVID-19 pandemic. Essential staffing levels in our operations remain in place, including key personnel in our laboratories. For those employees on-site, we continue to maintain shift schedules for our laboratories and a modified office layout to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility and have implemented procedures regarding office visitors to better protect our employees.

Clinical trials – We are working with trial sites to mitigate COVID-19-related disruptions to our clinical trials in order to help ensure the safety of patients and healthcare professionals, and have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial, and may result in delays or disruptions to any of our other current or planned clinical trials. In addition, we could incur unforeseen costs as a result of these delays. We will continue to evaluate the impact of the COVID-19 pandemic on our clinical trials and will make adjustments, as needed.

Preclinical studies – All of our ongoing and planned preclinical studies at external CROs are progressing, and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. In addition, any planned or potential meetings with the FDA or other regulatory authorities about any of our development programs could be delayed as these regulatory bodies respond to the COVID-19 pandemic.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.6 million in collaboration revenue for the six months ended June 30, 2022, related to the Stock Purchase Agreement with Pfizer (see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

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

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs, including OXB Solutions, that manufacture our product candidates for use in our preclinical testing, our clinical trials with HMI-102, HMI-103 and HMI-203 and additional potential future clinical trials;
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

Research and development activities are central to our business model. We expect that our research and development expenses will decrease in connection with our ongoing development activities as we implement our plan for prioritizing our pipeline of programs while undertaking operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs, including a modest workforce reduction commensurate with the pipeline prioritization. We anticipate expenses associated with pheEDIT, our Phase 1 clinical trial with HMI-103 for the treatment of PKU and juMPStart, our Phase 1 clinical trial with HMI-203 for the treatment of Hunter syndrome, as well as IND-enabling activities and clinical trials associated with HMI-104, our GTx-mAb product candidate for the treatment of PNH will increase. As a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our previously-owned manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We anticipate reduced research and development expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we are pausing future patient enrollment, as well as reduced expenses associated with our optimized MLD program for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs.

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

We have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, compliance with the Sarbanes-Oxley Act of 2002, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Other Income

Other income consists of a gain on the sale of our manufacturing business and interest income earned on our cash, cash equivalents, and short-term investments. Market volatility resulting from the COVID-19 pandemic has and may continue to adversely impact our interest income.

Critical Accounting Estimates

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended June 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$802	$2,187	$(1,385)
Operating expenses:
Research and development	21,075	23,697	(2,622)
General and administrative	8,034	9,042	(1,008)
Total operating expenses	29,109	32,739	(3,630)
Loss from operations	(28,307)	(30,552)	2,245
Other income:
Interest income	474	52	422
Total other income	474	52	422
Loss before income taxes	(27,833)	(30,500)	2,667
Income tax benefit	105	—	105
Loss from equity method investment	(1,361)	—	(1,361)
Net loss	$(29,089)	$(30,500)	$1,411

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2022 was $0.8 million, compared to $2.2 million for the three months ended June 30, 2021. Collaboration revenue in each period included the recognition of deferred revenue of $0.8 million related to the Stock Purchase Agreement with Pfizer. Collaboration revenue for the three months ended June 30, 2021 also included the recognition of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021 and which termination was effective on August 26, 2021.

Research and Development Expenses

	Three months ended June 30,
(in thousands)	2022	2021	Change
External development costs for clinical programs:
HMI-102	$3,946	$6,268	$(2,322)
HMI-103	3,325	2,082	1,243
HMI-203	3,205	2,550	655
Other development-stage programs' external development costs	2,425	209	2,216
Employee-related costs	6,252	11,058	(4,806)
Other research and development costs	1,922	1,530	392
Total research and development expenses	$21,075	$23,697	$(2,622)

Research and development expenses for the three months ended June 30, 2022 were $21.1 million, compared to $23.7 million for the three months ended June 30, 2021. The decrease of $2.6 million was primarily due to a decrease of $4.8 million in employee-related costs as a result of transferring employees to OXB Solutions upon the sale of our manufacturing business to Oxford, as well as a decrease of $2.3 million in direct research expenses for HMI-102 as the trial was placed on clinical hold by the FDA in February 2022. Partially offsetting these decreases was an increase of $2.2 million in external development costs for our earlier stage programs, specifically related to the development of HMI-104, our GTx-mAb product candidate for PNH, as well as increases of $1.2 million in external development costs for HMI-103, our gene editing candidate in clinical development for the treatment of patients with PKU, and $0.7 million in external development costs for HMI-203, our gene therapy candidate in development for the treatment of patients with Hunter syndrome.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $8.0 million, compared to $9.0 million for the three months ended June 30, 2021. The decrease of $1.0 million was due to decreased employee-related costs of $0.5 million primarily resulting from finance, human resources, IT and legal services provided to OXB Solutions under the Transitional Services Agreement, which offset our total general and administrative expense, decreased depreciation expense of $0.2 million as our leasehold improvements were transferred to OXB Solutions upon the sale of our manufacturing business in the first quarter of 2022, lower facilities costs of $0.2 million due to lower rent expense and lower recruiting costs of $0.2 million. These decreases were partially offset by $0.1 million in increased audit and legal expense and $0.1 million in increased insurance expense.

Interest Income

Interest income for the three months ended June 30, 2022 was $0.5 million, compared to less than $0.1 million for the three months ended June 30, 2021 . The increase of $0.4 million was the result of interest income generated on our higher average cash, cash equivalent and short-term investment balances and higher yields on invested funds for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the receipt of $130.0 million up-front cash payment from our agreement with Oxford.

Income Tax Benefit

We recorded an income tax benefit of $0.1 million for the three months ended June 30, 2022.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the three months ended June 30, 2022, we recorded a loss from equity method investment of $1.4 million representing our share of OXB Solutions' net loss. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Loss

Net loss for the three months ended June 30, 2022 was $29.1 million, compared to a net loss of $30.5 million for the three months ended June 30, 2021. Net loss for the three months ended June 30, 2022 was primarily due to our operating expenses of $29.1 million as described above.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$1,604	$31,492	$(29,888)
Operating expenses:
Research and development	45,348	45,452	(104)
General and administrative	22,181	17,703	4,478
Total operating expenses	67,529	63,155	4,374
Loss from operations	(65,925)	(31,663)	(34,262)
Other income:
Gain on sale of business	131,249	—	131,249
Interest income	506	90	416
Total other income	131,755	90	131,665
Income (loss) before income taxes	65,830	(31,573)	97,403
Provision for income taxes	(862)	—	(862)
Loss from equity method investment	(1,952)	—	(1,952)
Net income (loss)	$63,016	$(31,573)	$94,589

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2022 was $1.6 million, compared to $31.5 million for the six months ended June 30, 2021. Collaboration revenue in each period included the recognition of deferred revenue of $1.6 million related to the Stock Purchase Agreement with Pfizer. Collaboration revenue for the six months ended June 30, 2021 also included the recognition of deferred revenue and reimbursements incurred of $29.9 million under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021 and which termination was effective on August 26, 2021.

Research and Development Expenses

	Six months ended June 30,
(in thousands)	2022	2021	Change
External development costs for clinical programs:
HMI-102	$9,775	$12,429	$(2,654)
HMI-103	5,308	4,279	1,029
HMI-203	5,112	3,639	1,473
Other development-stage programs' external development costs	3,832	555	3,277
Employee-related costs	18,342	22,374	(4,032)
Other research and development costs	2,979	2,176	803
Total research and development expenses	$45,348	$45,452	$(104)

Research and development expenses for the six months ended June 30, 2022 were $45.3 million, compared to $45.5 million for the six months ended June 30, 2021. The decrease of $0.1 million was primarily due to a decrease of $4.0 million in employee-related costs as a result of transferring employees to OXB Solutions upon the sale of our manufacturing business, as well as a decrease of $2.7 million in direct research expenses for HMI-102 as the trial was placed on clinical hold in February 2022. Partially offsetting these decreases were increases of $1.5 million for external development costs for HMI-203 and $1.0 million for external development costs for HMI-103, as we advance both programs through clinical trials. In addition, there was an increase of $3.3 million in external development costs for our other development-stage programs, specifically related to the development of HMI-104. In addition, other research and development costs related to laboratory supplies and research materials for our early-stage research programs and platform-development work increased $0.8 million over the prior year.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $22.2 million, compared to $17.7 million for the six months ended June 30, 2021. The increase of $4.5 million was largely due to the OXB Solutions Transaction, as we had increased consulting fees of $2.7 million which included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the transaction and increased audit and legal fees of $2.3 million, also primarily related to the OXB Solutions Transaction. Partially offsetting these increases was a decrease of $0.2 million in facilities costs. Effective with the closing of the OXB Solutions Transaction, our corporate headquarters lease was assigned to Oxford and we are now subleasing only a portion of lab and office space back from Oxford, which resulted in decreased rent expense and other facilities costs.

Gain on Sale of Business

On March 10, 2022, we closed our transaction with Oxford and recorded a gain of $131.2 million on the sale of our manufacturing business. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details surrounding the sale.

Interest Income

Interest income for the six months ended June 30, 2022 was $0.5 million, compared to less than $0.1 million for the six months ended June 30, 2021 . The increase of $0.4 million was the result of higher yields on invested funds for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Provision for Income Taxes

We recorded an income tax provision of $0.9 million for the six months ended June 30, 2022. The tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford. Though we had substantial pre-tax income for the six months ended June 30, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. The Company did not record an income tax provision (benefit) for the six months ended June 30, 2021.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the six months ended June 30, 2022, we recorded a loss from equity method investment of $2.0 million representing our share of OXB Solutions' net loss during the period from March 11, 2022 through June 30, 2022. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Income (Loss)

Net income for the six months ended June 30, 2022 was $63.0 million, compared to a net loss of $31.6 million for the six months ended June 30, 2021. Net income for the six months ended June 30, 2022 was primarily due to a gain of $131.2 million on the sale of our manufacturing business, offset by our operating expenses of $67.5 million as described above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs and our capital expenditures will decrease in connection with our ongoing development activities as we implement our plan for prioritizing our pipeline of programs while undertaking operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs, including a modest workforce reduction commensurate with the pipeline prioritization. We anticipate our expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and clinical trials associated with HMI-104, our GTx-mAb product candidate for PNH will increase. We foresee increased expenses with CMOs, including OXB Solutions, to supply us with product for our preclinical and clinical studies, contract research organizations, or CROs, and other costs related to these programs. In addition, we expect to continue to incur additional costs associated with operating as a public company. Conversely, we anticipate reduced research and development expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we are pausing future patient enrollment, as well as reduced expenses associated with our optimized MLD program for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs. Also, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing production runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run the manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioned to the new company, since all of these costs are now being absorbed by OXB Solutions. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock, through an up-front payment and funding of research candidates from a collaboration partner and through the gross proceeds from our transaction with OXB Solutions. Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our IPO in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our agreement with Oxford. Included in our net proceeds is $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer through a private placement transaction.

Equity Offerings and ATM Program

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in

"at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020 (as amended, the Shelf). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by us of up to an aggregate of $148.4 million of our common stock. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Select Market or on any other existing trading market for our common stock. We did not sell any shares of common stock under the Sales Agreement during the six months ended June 30, 2022. As of June 30, 2022, there was $148.4 million of common stock remaining available for sale under the ATM.

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

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $225.5 million and $155.9 million as of June 30, 2022 and December 31, 2021, respectively. We had no indebtedness as of June 30, 2022 and December 31, 2021.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(61,530)	$(53,934)
Net cash provided by (used in) investing activities	126,943	(98,973)
Net cash provided by financing activities	440	51,789
Net change in cash, cash equivalents and restricted cash	$65,853	$(101,118)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $61.5 million, primarily due to our net income of $63.0 million offset by the $131.2 million gain recognized on the sale of our manufacturing business to Oxford. Further offsetting our net income was an increase in prepaid expenses and other current assets of $6.1 million primarily due to the receivable from OXB Solutions, as well as a decrease in deferred revenue of $1.6 million. Conversely, we had net non-cash expenses of $10.4 million which included $7.2 million of stock-based compensation expense and a $2.0 million loss from our equity method investment in OXB Solutions, $1.6 million of increased accrued expenses and other liabilities and $1.6 million of increased accounts payable, all of which reduced our net cash used in operating activities for the six months ended June 30, 2022.

Net cash used in operating activities for the six months ended June 30, 2021 was $53.9 million. This was primarily due to our net loss of $31.6 million and a decrease of $35.9 million in operating assets and liabilities, which included the recognition of approximately $29.4 million of deferred revenue during the six months ended June 30, 2021 in connection with Novartis’ decision to terminate the collaboration and license agreement. These decreases were partially offset by net non-cash expenses of $13.5 million, which included $8.4 million of stock-based compensation expense and $4.2 million of depreciation expense.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $126.9 million, primarily due to $130.0 million of cash received from Oxford pursuant to the OXB Solutions Transaction (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We also had proceeds from maturities of short-term investments of $47.5 million, offset by purchases of short-term investments of $49.2 million and purchases of property and equipment of $1.3 million.

Net cash used in investing activities for the six months ended June 30, 2021 was $99.0 million, attributable to purchases of short-term investments of $97.4 million and purchases of property and equipment of $1.6 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.4 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2021 was $51.8 million, primarily due to proceeds from the issuance of common stock pursuant to the follow-on offering of our common stock of $49.7 million in April 2021, as well as issuances of common stock pursuant to the ATM and employee stock purchase plan.

Funding Requirements

Operating expenses increased during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. We expect total operating expenses to decrease in connection with our ongoing development activities as we implement our plan for prioritizing our pipeline of programs while undertaking operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs, including a modest workforce reduction commensurate with the pipeline prioritization. We anticipate our expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and potential clinical trials associated with HMI-104, our GTx-mAb product candidate for PNH will increase. Conversely, we anticipate reduced expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we are pausing future patient enrollment, as well as reduced expenses associated with our optimized MLD program for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs. Also, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We have incurred, and expect to continue to incur additional costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents, and short term investments will enable us to fund our current projected operating expenses and capital expenditure requirements into the fourth quarter of 2024, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing product candidate for PKU, our Phase 1 juMPStart clinical trial with HMI-203, our gene therapy product candidate for Hunter syndrome and our product candidate HMI-104 from our GTx-mAb platform for the treatment of PNH, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect.

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
•
the costs, scope and timing of process development and manufacturing activities with CMOs, including OXB Solutions, associated with our lead product development programs and other programs we advance through preclinical and clinical development;
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

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2022 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

Our interest-earning assets consist of cash and cash equivalents and short-term investments of $225.5 million, or 79.2% of our total assets at June 30, 2022, and $155.9 million, or 73.6% of our total assets at December 31, 2021. Interest income earned on these assets was approximately $0.5 million for the six months ended June 30, 2022 and less than $0.1 million for the six months ended June 30, 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At June 30, 2022, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2022 and December 31, 2021.

Inflation Rate Risk

As of June 30, 2022, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, increased cost of drug product from OXB Solutions and other future potential contract manufacturing organizations, supplies and employee compensation expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against the Company and certain of its executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and intends to file a motion to transfer venue and a motion to dismiss.

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

We are a clinical-stage genetic medicines company with a limited operating history. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in net income of $63.0 million for the six months ended June 30, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). Prior to this period, we have never been profitable and do not expect to be profitable again in the foreseeable future. As of June 30, 2022, we had an accumulated deficit of approximately $361.1 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our product candidates. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates and any future product candidates. In addition, we may not be able to enter into any collaborations that will generate significant cash. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024, including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, IND-enabling activities relating to HMI-104, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates and any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of June 30, 2022, we do not have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We are heavily dependent on the success of our product candidates, and if none of our candidates receives regulatory approval or is not successfully commercialized, our business may be harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of our product candidates. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to development of these candidates, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. Therefore, we cannot be certain that any of our product candidates will be successful in ongoing or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

Even if we receive approval to market any product candidate from the FDA or other regulatory authorities, we cannot be certain that our product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Additionally, the research, testing, manufacturing, labeling, approval, sale, marketing and distribution of genetic medicine products are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product candidate in the United States until it receives approval of a Biologics License Application, or BLA from the FDA, or in any foreign countries until it receives the requisite approval from such countries.

We have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future.

If any of our product candidates shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed. Further, competitors may be developing products with similar technology and may experience problems with their products that could identify problems that would potentially harm our business.

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

All of our product candidates will require extensive clinical testing before we are prepared to submit a BLA or similar applications seeking regulatory approval. We cannot predict with any certainty if or when we might complete the development of any of our product candidate and submit a BLA or similar applications or whether any such BLA or similar applications will be approved by the FDA or comparable foreign authorities. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

We have received orphan drug designation for HMI-102, HMI-103, HMI-202 and HMI-203, and we intend to seek orphan drug designation for our other product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

We have received orphan drug designation for HMI-102 and HMI-103 in the United States and the EU for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency, for HMI-202 in the United States and EU for the use of AAVHSC15 expressing human arylsulfatase A for the treatment of metachromatic leukodystrophy, or MLD and for HMI-203 in the United States and the EU for the use of AAVHSC15 expressing human iduronate 2-sulfatase for the treatment of mucopolysaccharidosis type II (Hunter syndrome). In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is ten years in the EU. The European exclusivity period can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, in April 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not have multiple sources of supply for all of the components used in our product candidates. If we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of our product candidates, and if we obtain regulatory approval for any of our product candidates, we will need to expand the supply of components prior to commercialization.

We do not have multiple sources of supply for all of the components used in the manufacturing of our product candidates. We also do not have long-term supply agreements with any of our component suppliers. It is our expectation that we will only qualify one initial supplier that will need to be approved by the FDA. If for any reason we are unable to obtain product from the manufacturer we select, we would have to qualify new manufacturers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Furthermore, pursuant to the terms of the Supply Agreement with OXB Solutions entered into in March 2022, we have agreed to purchase from OXB Solutions at least 50% of our clinical supply requirements of AAV-based products during the initial term of the Supply Agreement. If we were to experience an unexpected loss of supply from OXB Solutions for any reason, this could result in a delay in our desired clinical and commercial timelines.

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

As part of any marketing approval, a manufacturer is required to be licensed by the FDA or foreign regulatory authorities prior to commercialization. This licensing process normally includes inspections by regulatory authorities that must be successful prior to them being licensed. Failure of manufacturing suppliers to successfully complete these regulatory inspections will result in delays. If supply from the approved supplier is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a BLA amendment or supplement and/or marketing authorization application amendment or supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

If we are unable to obtain the supplies we need at a reasonable price or on a timely basis, it could have a material adverse effect on our ability to complete the development of our product candidates or, if we obtain regulatory approval for our product candidates, to commercialize them.

If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology or data from third parties, we could lose such rights that are important to our business.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of June 30, 2022, we own two registered trademarks and three pending trademark applications in the United States, as well as 36 registered trademarks and 8 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

In response to the spread of COVID-19, most office-based employees were asked to from home. We implemented a return-to-work policy which provided for a hybrid of remote and in-office work, and we expect to continue to operate on such a semi-virtual basis, pending the future direction of the COVID-19 pandemic. We continue to limit the number of staff in our research and development laboratories to key personnel and maintain shift schedules for our laboratories and a modified office layout to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility, and have implemented procedures regarding office visitors to better protect our employees. Disruptions caused by the COVID-19 pandemic have resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, we could experience disruptions in conducting or completing our other ongoing and planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with our ongoing and planned clinical trials. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, while we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials. If the COVID-19 pandemic continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 18% of our outstanding voting stock as of June 30, 2022. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

HOMOLOGY MEDICINES, INC.

Date: August 15, 2022	By:	/s/ Arthur O. Tzianabos, Ph.D.
Arthur O. Tzianabos, Ph.D.
Chief Executive Officer and Director (principal executive officer)

Date: August 15, 2022	By:	/s/ Bradford Smith
Bradford Smith
Chief Financial and Business Officer and Treasurer (principal financial officer and principal accounting officer)