Form 10-Q
period 2022-09-30
Homology Medicines, Inc.
filed 2022-11-10
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 57,480,610 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations and financial position, macroeconomic trends, general economic and market trends, the anticipated impact of the COVID-19 pandemic on our business, anticipated use of cash, business strategy, the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, research and development costs, anticipated timing and likelihood of success of clinical trials, expected timing of the release of clinical trial data, timing and expectations surrounding regulatory communications, the plans and objectives of management for future operations and future results of anticipated products are forward-looking statements. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential," or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under “Summary Risk Factors” below and in the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•
We intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development and potential approval. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our recently initiated Phase 1 pheEDIT clinical trial. In addition, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
•
The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials in humans.
•
Our product candidates have caused and may in the future cause serious adverse events or undesirable side effects or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
•
Adverse public perception of genetic medicine, and gene editing in particular, may negatively impact the length of time required to advance our product candidates through clinical trials and potential regulatory approval of, or demand for, our potential products.
•
We currently contract with third parties, including Oxford Biomedica Solutions LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.
•
Our contract manufacturers, including Oxford Biomedica Solutions LLC, are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.
•
Even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.
•
We may collaborate with third parties for the development and commercialization of our product candidates, but there are no assurances that we will succeed in establishing and maintaining such collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.
•
If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$43,162	$108,382
Short-term investments	157,912	47,491
Assets held for sale	—	28,907
Prepaid expenses and other current assets	12,130	7,129
Total current assets	213,204	191,909
Equity method investment	27,132	—
Property and equipment, net	1,415	2,252
Right-of-use assets	20,900	15,607
Restricted cash	—	1,953
Total assets	$262,651	$211,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,835	$2,366
Accrued expenses and other liabilities	16,970	11,406
Operating lease liabilities	1,489	246
Deferred revenue	1,958	3,208
Total current liabilities	25,252	17,226
Non-current liabilities:
Operating lease liabilities, net of current portion	28,338	23,688
Deferred revenue, net of current portion	—	1,156
Total liabilities	53,590	42,070
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 57,480,610 and 57,150,274 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	604,354	593,784
Accumulated other comprehensive loss	(457)	(7)
Accumulated deficit	(394,842)	(424,132)
Total stockholders’ equity	209,061	169,651
Total liabilities and stockholders' equity	$262,651	$211,721

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$802	$1,677	$2,406	$33,169
Operating expenses:
Research and development	25,854	23,987	71,202	69,439
General and administrative	7,810	8,351	29,991	26,054
Total operating expenses	33,664	32,338	101,193	95,493
Loss from operations	(32,862)	(30,661)	(98,787)	(62,324)
Other income:
Gain on sale of business	—	—	131,249	—
Interest income	1,269	53	1,775	143
Total other income	1,269	53	133,024	143
Income (loss) before income taxes	(31,593)	(30,608)	34,237	(62,181)
Benefit from (provision for) income taxes	46	—	(816)	—
Loss from equity method investment	(2,179)	—	(4,131)	—
Net income (loss)	$(33,726)	$(30,608)	$29,290	$(62,181)
Net income (loss) per share-basic	$(0.59)	$(0.54)	$0.51	$(1.14)
Net income (loss) per share-diluted	$(0.59)	$(0.54)	$0.51	$(1.14)
Weighted-average common shares outstanding-basic	57,447,192	57,106,639	57,372,399	54,704,410
Weighted-average common shares outstanding-diluted	57,447,192	57,106,639	57,901,298	54,704,410

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(33,726)	$(30,608)	$29,290	$(62,181)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	(416)	(7)	(450)	(5)
Total other comprehensive loss	(416)	(7)	(450)	(5)
Comprehensive income (loss)	$(34,142)	$(30,615)	$28,840	$(62,186)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2021	50,265,575	$5	$524,358		$(328,368)	$195,995
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	55,277	—	143	—	—	143
Issuance of common stock pursuant to employee stock purchase plan	48,792	—	446	—	—	446
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	114,914	—	1,454	—	—	1,454
Stock-based compensation	—	—	3,883	—	—	3,883
Other comprehensive loss	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(1,073)	(1,073)
Balance at March 31, 2021	50,485,569	$5	$530,288	$(23)	$(329,441)	$200,829
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,596,306	1	49,743	—	—	49,744
Vesting of common stock from option exercises	1,011	—	4	—	—	4
Issuance of common stock from option exercises	4,071	—	2	—	—	2
Stock-based compensation	—	—	4,473	—	—	4,473
Other comprehensive gain	—	—	—	25	—	25
Net loss	—	—	—	—	(30,500)	(30,500)
Balance at June 30, 2021	57,086,957	$6	$584,510	$2	$(359,941)	$224,577
Vesting of common stock from option exercises	773	—	3	—	—	3
Issuance of common stock from option exercises	117	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	62,131	—	380	—	—	380
Stock-based compensation	—	—	4,226	—	—	4,226
Other comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(30,608)	(30,608)
Balance at September 30, 2021	57,149,978	$6	$589,119	$(5)	$(390,549)	$198,571

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2022	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	87,140	—	—	—	—	—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	147,871	—	439	—	—	439
Stock-based compensation	—	—	4,051	—	—	4,051
Other comprehensive gain	—	—	—	7	—	7
Net income	—	—	—	—	92,105	92,105
Balance at March 31, 2022	57,385,578	$6	$598,275	$—	$(332,027)	$266,254
Stock-based compensation	—	—	3,143	—	—	3,143
Stock-based compensation for equity method investee	—	—	21	—	—	21
Other comprehensive loss	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(29,089)	(29,089)
Balance at June 30, 2022	57,385,578	$6	$601,439	$(41)	$(361,116)	$240,288
Issuance of common stock from RSU vesting	16,450	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	78,582	—	124	—	—	124
Stock-based compensation	—	—	2,771	—	—	2,771
Stock-based compensation for equity method investee	—	—	20	—	—	20
Other comprehensive loss	—	—	—	(416)	—	(416)
Net loss	—	—	—	—	(33,726)	(33,726)
Balance at September 30, 2022	57,480,610	$6	$604,354	$(457)	$(394,842)	$209,061

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$29,290	$(62,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	997	6,280
Noncash lease expense	969	869
Loss from equity method investment	4,131	—
Stock-based compensation expense	9,965	12,582
(Accretion of discount) amortization of premium on short-term investments	(872)	664
Loss on disposal of property and equipment	—	6
Gain on sale of business	(131,249)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,301)	(2,133)
Accounts payable	2,711	(1,123)
Accrued expenses and other liabilities	5,672	225
Deferred revenue	(2,406)	(32,609)
Operating lease liabilities	(369)	(1,901)
Net cash used in operating activities	(86,462)	(79,321)
Cash flows from investing activities:
Purchases of short-term investments	(157,460)	(97,391)
Maturities of short-term investments	47,461	5,000
Proceeds from sale of business	130,000	—
Purchases of property and equipment	(1,276)	(2,058)
Net cash provided by (used in) investing activities	18,725	(94,449)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	—	49,744
Proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs	—	1,454
Proceeds from issuance of common stock pursuant to employee stock purchase plan	563	825
Proceeds from issuance of common stock from option exercises	1	145
Net cash provided by financing activities	564	52,168
Net change in cash, cash equivalents and restricted cash	(67,173)	(121,602)
Cash, cash equivalents and restricted cash, beginning of period	110,335	218,705
Cash, cash equivalents and restricted cash, end of period	$43,162	$97,103
Supplemental disclosures of noncash investing and financing activities:
Reclassification of liability for common stock vested	$—	$12
Property and equipment additions included in accounts payable	$—	$34
Property and equipment additions included in accrued expenses and other liabilities	$8	$—
Unrealized loss on available for sale securities, net	$(450)	$(5)

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

Since its inception, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates through discovery, preclinical and clinical trials, developing and implementing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical and regulatory risks associated with the successful research, development and manufacturing of its product candidates. The Company’s success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, conduct clinical trials, obtain regulatory approval of its products, further expand access to manufacturing capacity, successfully commercialize its products, generate revenue, meet its obligations, and, ultimately, attain sustainable profitable operations.

On March 10, 2022, the Company closed its previously announced transaction with Oxford Biomedica plc ("Oxford"), to establish a new adeno-associated virus ("AAV") vector manufacturing company, Oxford Biomedica Solutions ("OXB Solutions") that provides AAV vector process development and manufacturing services to biotechnology companies. Under the terms of the agreement, the Company contributed its manufacturing team of 125 experts, manufacturing facility and equipment, manufacturing-related intellectual property and know-how and certain other assets. Oxford paid the Company $130.0 million of upfront cash and invested $50.0 million of cash to fund the new company in exchange for an 80 percent ownership interest, while Homology retained a 20 percent ownership interest in the new company and received a put option on this ownership position (see Note 5).

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (as amended, the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by the Company of up to an aggregate of $148.4 million of its common stock. The Company did not sell any shares of common stock under the Sales Agreement during the nine months ended September 30, 2022. As of September 30, 2022, there remained $148.4 million of common stock available for sale under the ATM.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through September 30, 2022, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its transaction with Oxford (see Note 5), its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 11) and its private placement with Pfizer (see Note 12). During the nine months ended September 30, 2022, the Company recorded net income of $29.3 million, primarily due to the gain recorded pursuant to the closing of the transaction with Oxford and as of September 30, 2022, had $394.8 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that cash and cash equivalents and short-term investments as of September 30, 2022 will enable the Company to continue its operations for at least one year from the date of this filing. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2022, and consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, accrued research and development expenses and the valuation of the Company's equity method investment. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$43,162	$95,829
Restricted cash	—	1,274
Total cash, cash equivalents and restricted cash	$43,162	$97,103

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

At September 30, 2022, the Company accounted for its investment in OXB Solutions using the equity method of accounting (see Note 5).

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

The Company acts as sublessor related to a sublease of a portion of the Company's headquarters that is now occupied by OXB Solutions (see Note 13). Fixed sublease payments received are recorded as a reduction to lease cost. Right-of-use assets are periodically evaluated for impairment. Although Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions, the Company remains jointly and severally liable for the payment of rent under this lease and was not released from being the primary obligor under such lease. Therefore, the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s condensed consolidated balance sheets.

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

The Company recorded an income tax benefit of less than $0.1 million and income tax provision of $0.8 million for the three and nine months ended September 30, 2022, respectively. The year-to-date tax provision predominately results from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 5), offset by available federal and state net operating loss carryforwards and research and development tax credits which are subject to certain limitations as to their utilization. The Company did not record an income tax provision (benefit) for the three and nine months ended September 30, 2021.

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

The following table summarizes the Company’s short-term investments as of September 30, 2022 and December 31, 2021:

As of September 30, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$74,632	$—	$—	$74,632
US Treasury securities	64,648	2	(313)	64,337
Corporate debt securities	19,089	—	(146)	18,943
Total	$158,369	$2	$(459)	$157,912

As of December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$27,992	$—	$—	$27,992
Corporate debt securities	19,506	—	(7)	19,499
Total	$47,498	$—	$(7)	$47,491

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and nine months ended September 30, 2022 and 2021. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	September 30, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$43,162	$43,162	$—	$—
Total cash equivalents	$43,162	$43,162	$—	$—
Short-term investments:
Commercial paper	$74,632	$—	$74,632	$—
US Treasury securities	64,337	—	64,337	—
Corporate debt securities	18,943	—	18,943	—
Total short-term investments	$157,912	$—	$157,912	$—
Total financial assets	$201,074	$43,162	$157,912	$—

Description	December 31, 2021	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$108,323	$108,323	$—	$—
Total cash equivalents	$108,323	$108,323	$—	$—
Short-term investments:
Commercial paper	$27,992	$—	$27,992	$—
Corporate debt securities	19,499	—	19,499	—
Total short-term investments	$47,491	$—	$47,491	$—
Total financial assets	$155,814	$108,323	$47,491	$—

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022 and 2021.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions (the "OXB Solutions Operating Agreement") which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause Homology to sell and transfer to OXB, and (ii) Homology will have an option to cause OXB to purchase from Homology, in each case all of Homology's equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period (together, the "Options"), subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB Solutions Operating Agreement, Homology is entitled to designate one director to the Board of Directors of OXB Solutions, which is currently Arthur Tzianabos, Homology's former Chief Executive Officer and current Chairman of the Board. Further, Tim Kelly, Homology's former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

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

In addition, the Company records its share of income or losses from OXB Solutions on a quarterly basis. For the three and nine months ended September 30, 2022, the Company recorded $2.2 million and $4.1 million, respectively, representing its share of OXB Solution's net loss during for each such period. As of September 30, 2022, the carrying value of the equity method investment was $27.1 million.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$6,017	$5,857
Computers and purchased software	1,596	1,596
Furniture and fixtures	645	645
Property and equipment, at cost	8,258	8,098
Less: accumulated depreciation and amortization	(6,843)	(5,846)
Property and equipment, net	$1,415	$2,252

Depreciation expense for the three and nine months ended September 30, 2022 was approximately $0.3 million and $1.0 million, respectively, compared to $2.1 million and $6.3 million, respectively for the three and nine months ended September 30, 2021. The Company had no disposals of property and equipment during the three and nine months ended September 30, 2022 and less than $0.1 million of disposals during the three and nine months ended September 30, 2021.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Accrued research and development expenses	$10,784	$2,193
Accrued compensation and benefits	4,048	7,805
Accrued professional fees	817	1,371
Accrued income taxes	816	-
Accrued other	505	37
Total accrued expenses and other liabilities	$16,970	$11,406

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

In November 2021, the Company entered into an amendment of its December 2017 lease agreement (the “Lease Amendment”) for its corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet (the "Expansion Premises") and extended the expiration date of the existing premises under the lease from February 2027 to June 2030. The payment term with respect to the Expansion Premises commences on the earlier of (i) the date of the Substantial Completion of the Tenant’s Work (as both terms are defined in the Lease Amendment), (ii) the Company’s occupancy of any portion of the Expansion Premises, and (iii) May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. The Lease Amendment was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $10.9 million to both the right-of-use asset and operating lease liabilities. In February 2022, the Company revised its assumption for when it expects to utilize the tenant improvement allowances. This change in assumption was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $0.2 million to both the right-of-use asset and operating lease liabilities.

In March 2022, in accordance with its transaction with OXB Solutions, the Company assigned all of its right, title and interest in, to and under its corporate headquarters lease to OXB Solutions and entered into a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as the Company has not been released from being the primary obligor under such lease, the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s balance sheet and the Company acts as sublessor to OXB Solutions for accounting purposes. See Note 13 for details. In September 2022, the Company concluded that 100% of the tenant improvement allowances would be utilized by OXB Solutions. This change in assumption was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $6.1 million to both the right-of-use asset and operating lease liabilities.

The Company maintained letters of credit, secured by restricted cash, for security deposits totaling $2.0 million as of December 31, 2021 in conjunction with its leases. The Company had no security deposit or restricted cash as of September 30, 2022.

The following table summarizes operating lease costs, variable lease costs and sublease income:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Operating lease costs	$2,826	$1,869
Variable lease costs	1,698	1,636
Sublease income	(1,210)	(705)
Net lease cost	$3,314	$2,800

The maturities of the Company's operating lease liabilities and minimum lease payments as of September 30, 2022 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2022	1,101
2023	4,444
2024	4,578
2025	4,715
Thereafter	31,123
Total undiscounted lease payments	$45,961
Less: imputed interest	(16,134)
Present value of operating lease liabilities	$29,827

The following table summarizes the lease term and discount rate as of September 30, 2022:

As of September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	8.5
Weighted-average discount rate
Operating leases	10.6%

The following table summarizes the supplemental cash flow information related to the Company's operating lease:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,226	$2,901
Increase in lease liabilities and right-of-use assets due to lease remeasurements	$6,262	$—

Legal Proceedings—On March 25, 2022, the Company and certain of its executives were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Central District of California; Pizzuto v. Homology Medicines, Inc., No. 2:22–CV–01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and has filed a motion to transfer venue and a motion to dismiss. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

9. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of qualified incentive and nonqualified stock options or restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At September 30, 2022, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2022, an additional 2,286,010 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2021. As of September 30, 2022, there were 2,328,589 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2022, an additional 571,502 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2021. As of September 30, 2022, there were 1,776,431 shares available for future issuance under the 2018 ESPP.

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

During the nine months ended September 30, 2022, 226,453 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.6 million. During the nine months ended September 30, 2021, 110,923 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, stock-based compensation expense pursuant to the 2018 ESPP was $0.1 million.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expected volatility	70.1%	66.3% - 71.7%	68.7% - 70.1%	64.6% - 71.7%
Weighted-average risk-free interest rate	3.2% - 3.66%	0.81% - 1.03%	1.46% - 3.66%	0.50% - 1.20%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	6.25	6.25	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$1.82-$2.82	$6.36-$7.75	$1.78-$4.17	$6.36-$13.91

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2022	7,624,306	$14.25	7.5	$2,069
Granted	2,895,055	$2.70
Exercised	(293)	$2.71
Cancelled/Forfeited	(899,370)	$9.92
Outstanding at September 30, 2022	9,619,698	$11.18	7.3	$717
Vested and expected to vest at September 30, 2022	9,619,698	$11.18	7.3	$717
Exercisable at September 30, 2022	5,716,593	$13.29	6.3	$717

The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was insignificant and $0.6 million, respectively. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2022 and 2021 was $1.72 and $7.50, respectively.

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

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity for the nine months ended September 30, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2022	307,600	$12.75
Granted	400,495	$2.70
Vested	(103,590)	$12.66
Forfeited	(77,546)	$6.32
Outstanding at September 30, 2022	526,959	$6.08

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$889	$2,145	$4,143	$6,304
General and administrative	1,882	2,081	5,822	6,278
	$2,771	$4,226	$9,965	$12,582

As of September 30, 2022, there was $15.8 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.4 years at September 30, 2022.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss)	$(33,726)	$(30,608)	$29,290	$(62,181)
Denominator:
Weighted-average common shares outstanding-basic	57,447,192	57,106,639	57,372,399	54,704,410
Dilutive securities	—	—	528,899	—
Weighted-average common shares outstanding-diluted	57,447,192	57,106,639	57,901,298	54,704,410

Net income (loss) per share-basic	$(0.59)	$(0.54)	$0.51	$(1.14)
Net income (loss) per share-diluted	$(0.59)	$(0.54)	$0.51	$(1.14)

For the three months ended September 30, 2022 and for the three and nine months ended September 30, 2021, the effect of dilutive securities, including stock options, restricted stock units and unvested common stock from early exercise of options, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss in each of those periods and their inclusion would be anti-dilutive. Anti-dilutive securities excluded for the three months ended September 30, 2022 and 2021 were 9,933,508 and 6,891,252, respectively, and for the nine months ended September 30, 2022 and 2021 were 9,048,927 and 6,630,582, respectively.

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

As the Collaboration Agreement terminated in 2021, there was no revenue recorded for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized revenue under the Collaboration Agreement of $0.9 million and $30.8 million, respectively, of which $0.8 million and $30.2 million was included in deferred revenue at the beginning the period. There was no accounts receivable or deferred revenue on the Company's condensed consolidated balance sheets related to the Collaboration Agreement in either period presented.

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

During the three and nine months ended September 30, 2022, the Company recognized collaboration revenue of $0.8 million and $2.4 million, respectively, compared to $0.8 million and $2.4 million, respectively for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, there was approximately $2.0 million and $4.4 million, respectively of deferred revenue related to the Company’s obligation to Pfizer.

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

During the three and nine months ended September 30, 2022, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of $6.0 million and $7.5 million, respectively, as well as purchases of process development services of approximately $2.2 million and $10.2 million, respectively. These amounts are included within research and development expenses on the Company's condensed consolidated statements of operations. As of September 30, 2022, the amount due to OXB Solutions under the Supply Agreement was $7.3 million and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

Lease Assignment and Sublease Agreement

As described in Note 8, the Company leases space for research and development, manufacturing and general office space in Bedford, Massachusetts. The Company and OXB Solutions entered into a lease assignment and assumption agreement pursuant to which Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions and a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as the Company remains jointly and severally liable for the payment of rent under this lease, the Company has not been released from being the primary obligor under such lease and therefore the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s condensed consolidated balance sheets. Therefore, the Company is recording sublease income from OXB Solutions as if it were subleasing the space to OXB Solutions.

During the nine months ended September 30, 2022, the Company recorded sublease income of $1.2 million related to the sublease agreement with OXB Solutions. This amount was recognized as a reduction to lease expense in the Company's condensed consolidated statements of operations.

Transitional Services Agreement

Under the transitional services agreement with OXB Solutions (the “Services Agreement”), the Company is performing certain services for the benefit of OXB Solutions and OXB Solutions is performing certain services for the benefit of the Company. The term of the Services Agreement will not exceed eighteen months and lasts until the earlier of termination for convenience, termination for cause in the event of an uncured material breach, termination as a result of bankruptcy of either party, and expiration or termination of the only remaining outstanding service as set forth in the Services Agreement. Each company is fully reimbursing the other for these services. Expenses incurred by the Company for services provided by OXB Solutions recognized under the Services Agreement totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and are presented within research and development expenses in the condensed consolidated statements of operations as the services related to facilities support within the Company's research and development labs. As of September 30, 2022, the amount due to OXB Solutions under the Services Agreement was $0.1 million and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The Company provided finance, human resources, IT and legal services to OXB Solutions under the Services Agreement and recognized $0.8 million and $1.7 million, respectively, for the three and nine months ended September 30, 2022, for amounts to be reimbursed by OXB Solutions as a reduction to general and administrative expense in the Company's condensed consolidated statements of operations. As of September 30, 2022, the Company had a receivable balance of $5.5 million from OXB Solutions which was recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. This receivable balance included $3.7 million for amounts paid by the Company to vendors on OXB Solutions' behalf.

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

The unique properties of our proprietary family of 15 AAVHSCs enable us to focus on a method of gene editing called gene integration, through the replacement of an entire diseased gene in the genome with a whole functional copy by harnessing the naturally occurring deoxyribonucleic acid, or DNA, repair process of homologous recombination, or HR. We believe our HR-driven gene editing approach will allow us to efficiently perform gene editing at therapeutic levels without unwanted on- and off-target modifications to the genome, and to directly measure and confirm those modifications in an unbiased manner to ensure only the intended changes are made. By utilizing the body’s natural mechanism of correcting gene defects, we also avoid the need for exogenous nucleases, or bacteria-derived enzymes used in other gene editing approaches to cut DNA, which are known to significantly increase the risk of unwanted modifications to the genome.

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

The pheEDIT clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 and is expected to enroll up to nine patients ages 18-55 years old who have been diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial will measure serum phenylalanine, or Phe, changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. Prior to dosing, participants complete an 82-day screening/run-in period to help us account for and more closely understand day-to-day Phe fluctuations. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-103 clinical trials. We expect to provide an update on the pheEDIT clinical trial, including enrollment and site status by the end of 2022.

Based on in vivo preclinical studies, we observed significant Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In addition, using quantitative molecular methods, we have demonstrated achievement of gene integration efficiencies in a humanized murine liver model that corresponded with Phe correction in the PKU murine model. At the American Society of Gene and Cell Therapy's annual meeting in May 2022, we presented preclinical data on our optimized HMI-103 mechanism of action, which includes an integrated PAH gene and liver-specific promoter to maximize long-term expression. This preclinical data demonstrated long-term durability and precision of the HR-based approach confirming on-target editing and no off-target events, as determined by a genome-wide integration assay.

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

The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203 and is expected to enroll up to nine male patients ages 18-45 years old who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy, or ERT. Qualitative data on unmet medical needs obtained from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT. In addition to safety endpoints, the trial will measure plasma I2S activity, urinary glycosaminoglycan, or GAG, levels, ERT discontinuation and other peripheral disease endpoints. We expect to provide an update on the juMPStart clinical trial, including enrollment and site status by the end of 2022.

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

We completed IND-enabling studies with HMI-202, an investigational gene therapy for the treatment of patients with MLD. Applying the learnings from these IND-enabling studies, in August 2022, we announced the details of HMI-204, an optimized, in vivo, one-time gene therapy product candidate for the treatment of MLD. Following a single I.V. administration in the MLD murine model, this optimized candidate, which uses one of our proprietary AAVHSC capsids, crossed the blood-brain-barrier to the CNS and reached key peripheral organs involved in MLD resulting in expression of human ARSA, or hARSA, levels in multiple brain regions and cell types above the minimum level of enzyme needed to correct the MLD disease phenotype, hARSA activity levels in the brain predictive of functional assay improvements and hARSA activity in the serum. Additionally, these optimizations led to significant improvements in expression, vector yield and superior packaging for the candidate. We are actively seeking a partner to advance this preclinical development candidate.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times OXB Solutions' revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB Solutions Operating Agreement, we are entitled to designate one director on the Board of Directors of OXB Solutions, which is currently Arthur Tzianabos, our former Chief Executive Officer and current Chairman of the Board. Further, Tim Kelly, our former Chief Operating Officer, now serves as the Chief Executive Officer and Chairman of the Board of OXB Solutions.

Concurrently with the Closing, we entered into certain ancillary agreements with OXB Solutions including a license and patent management agreement whereby OXB Solutions granted certain licenses to us, a supply agreement, or the Supply Agreement, for a term of three years which includes certain annual minimum purchase commitments, a lease assignment pursuant to which we assigned all of our right, title and interest in, to and under our facility lease to OXB Solutions, a sublease agreement whereby OXB Solutions subleased certain premises in its facility to us, as well as several additional ancillary agreements.

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

Management Team, Intellectual Property and Financial Overview

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio that includes a combination of issued patents and pending patent applications that are owned by us or licensed from third parties. The portfolio includes issued patents in the United States directed to our family of 15 AAVHSCs, and issued patents in the United States, Europe, Japan, and China specifically directed to gene editing using these AAVHSCs. As of September 30, 2022, we have an exclusive license or co-exclusive license under 20 United States issued patents, 14 foreign granted patents and 48 patent applications pending in the United States and internationally. These licensed patent applications include one United States issued patent, two United States applications and 17 foreign applications that are co-owned with COH. In addition, we own a granted United States patent relating to our HMI-102 composition that is expected to expire in 2039 and may be eligible for patent term extension depending on the regulatory pathway of the product covered by the patent, and two foreign granted patents relating to our HMI-102 composition. We also own 14 United States and 98 foreign patent applications that are pending. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

Since our inception in 2015 through September 30, 2022, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, initial positive clinical data with HMI-102, scientific expertise, product-development strategy, manufacturing platform and process and robust intellectual property position us as a leader in the development of genetic medicines.

On April 6, 2021, we completed a follow-on public offering of our common stock. We sold 6,596,306 shares of our common stock at a price of $7.58 per share and received net proceeds of $49.7 million, after deducting offering expenses. Under the terms of the underwriters’ agreement, we also granted an option exercisable for 30 days to purchase up to an additional 989,445 shares of our common stock at a price of $7.58 per share. The underwriters did not exercise this option. The offering closed on April 9, 2021. The shares were sold pursuant to our effective shelf registration statement on Form S-3, as amended, and a related prospectus supplement filed with the Securities and Exchange Commission, or the SEC, on April 8, 2021.

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

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.8 million and $2.4 million in collaboration revenue for the three and nine months ended September 30, 2022, respectively and $1.7 million and $33.2 million for the three and nine months ended September 30, 2021, respectively. Collaboration revenue for the nine months ended September 30, 2021 included the recognition of approximately $30.8 million of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021.

Since inception, we have incurred significant operating losses. Our net loss was $30.6 million and $62.2 million for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2022, our net loss was $33.7 million and for the nine months ended September 30, 2022, our net income was $29.3 million. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business, which resulted in net income of $29.3 million for the nine months ended September 30, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $394.8 million and $424.1 million, respectively.

Our total operating expenses were $33.7 million and $101.2 million for the three and nine months ended September 30, 2022, respectively, and $32.3 million and $95.5 million for the three and nine months ended September 30, 2021, respectively. We expect total operating expenses to decrease in connection with our ongoing development activities as we implement our plan for prioritizing our pipeline of programs while undertaking operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs, including a modest workforce reduction commensurate with the pipeline prioritization. We anticipate that expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and clinical trials associated with HMI-104, our GTx-mAb product candidate for PNH will increase. We foresee increased expenses with contract manufacturing organizations, or CMOs, including OXB Solutions, to supply us with product for our preclinical and clinical studies, contract research organizations, or CROs, and other costs related to these programs. In addition, we expect to continue to incur additional costs associated with operating as a public company. Conversely, we anticipate reduced expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we are pausing future patient enrollment, as well as reduced expenses associated with our optimized MLD program, for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs.

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

We believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2022, will enable us to fund our current projected operating expenses and capital expenditure requirements into the fourth quarter of 2024 including, subject to the impact of the COVID-19 pandemic on our business, additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, IND-enabling activities relating to HMI-104, the continued optimization of our manufacturing processes through process development services with OXB Solutions and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of macroeconomic conditions, developments in our industry and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our ability to raise capital may be further impacted by global macroeconomic conditions including as a result of international political conflict, supply chain issues and rising inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Clinical trials – We are working with trial sites to mitigate COVID-19-related disruptions to our clinical trials in order to help ensure the safety of patients and healthcare professionals, and have deployed home-health services which include home visits for patient monitoring and reporting, as well as the utilization of a centralized laboratory for testing enrolled patients. Despite our best efforts, disruptions caused by the COVID-19 pandemic resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial, and may result in delays or disruptions to any of our other current or planned clinical trials. In addition, many clinical sites are under-resourced as a result of the COVID-19 pandemic and other factors, impacting the sites ability to advance clinical trials in a timely manner. We could incur unforeseen costs as a result of these delays. We will continue to evaluate the impact of the COVID-19 pandemic on our clinical trials and will make adjustments, as needed.

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

At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses and as a result, we expect that the COVID-19 pandemic may impact our business, results of operations and financial condition. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, the spread of variants, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $2.4 million in collaboration revenue for the nine months ended September 30, 2022, related to the Stock Purchase Agreement with Pfizer (see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

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

Research and development activities are central to our business model. We expect that our research and development expenses will decrease in connection with our ongoing development activities as we implement our plan for prioritizing our pipeline of programs while undertaking operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs, including a modest workforce reduction commensurate with the pipeline prioritization. We anticipate expenses associated with pheEDIT, our Phase 1 clinical trial with HMI-103 for the treatment of PKU and juMPStart, our Phase 1 clinical trial with HMI-203 for the treatment of Hunter syndrome, as well as IND-enabling activities and clinical trials associated with HMI-104, our GTx-mAb product candidate for the treatment of PNH will increase. As a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our previously-owned manufacturing facility, including employee-related costs for the 125 manufacturing employees who transitioned to the new company. We anticipate reduced research and development expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we are pausing future patient enrollment, as well as reduced expenses associated with our optimized MLD program for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended September 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$802	$1,677	$(875)
Operating expenses:
Research and development	25,854	23,987	1,867
General and administrative	7,810	8,351	(541)
Total operating expenses	33,664	32,338	1,326
Loss from operations	(32,862)	(30,661)	(2,201)
Other income:
Interest income	1,269	53	1,216
Total other income	1,269	53	1,216
Loss before income taxes	(31,593)	(30,608)	(985)
Income tax benefit	46	—	46
Loss from equity method investment	(2,179)	—	(2,179)
Net loss	$(33,726)	$(30,608)	$(3,118)

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2022 was $0.8 million, compared to $1.7 million for the three months ended September 30, 2021. Collaboration revenue in each period included the recognition of deferred revenue of $0.8 million related to the Stock Purchase Agreement with Pfizer. Collaboration revenue for the three months ended September 30, 2021 also included the final recognition of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021 and which termination was effective on August 26, 2021.

Research and Development Expenses

	Three months ended September 30,
(in thousands)	2022	2021	Change
External development costs for clinical programs:
HMI-102	$3,866	$3,004	$862
HMI-103	5,459	2,696	2,763
HMI-203	5,984	5,184	800
Other development-stage programs' external development costs	2,498	1,025	1,473
Employee-related costs	5,684	11,210	(5,526)
Other research and development costs	2,363	868	1,495
Total research and development expenses	$25,854	$23,987	$1,867

Research and development expenses for the three months ended September 30, 2022 were $25.9 million, compared to $24.0 million for the three months ended September 30, 2021. The increase of $1.9 million was primarily due to an increase of $2.8 million in external development costs for HMI-103, our gene editing candidate in clinical development for the treatment of patients with PKU, an increase of $1.5 million in external development costs for our earlier stage programs, specifically related to the development of HMI-104, our GTx-mAb product candidate for PNH, and an increase in other research and development costs of $1.5 million. We also had increased external development costs of $0.8 million for HMI-203, our gene therapy candidate in development for the treatment of patients with Hunter syndrome, as well as increased costs related to HMI-102 of $0.9 million, primarily related to CRO costs. Partially offsetting these increases was a decrease of $5.5 million in employee-related costs as a result of transferring employees to OXB Solutions upon the sale of our manufacturing business to Oxford.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $7.8 million, compared to $8.4 million for the three months ended September 30, 2021. The decrease of $0.5 million was primarily due to a decrease in employee-related costs of $0.7 million primarily resulting from finance, human resources, IT and legal services provided to OXB Solutions under the transitional services agreement with OXB Solutions, or the Transitional Services Agreement, which offset our total general and administrative expense. In addition, this decrease is partially attributable to a decrease in depreciation expense of $0.2 million as our leasehold improvements were transferred to OXB Solutions upon the sale of our manufacturing business in the first quarter of 2022, and a decrease of $0.2 million in market research as compared to the prior year. Partially offsetting these decreases was an increase in audit and legal fees of $0.6 million due in part to legal support for our ongoing securities class action lawsuit as well as an increase in facility costs of $0.3 million.

Interest Income

Interest income for the three months ended September 30, 2022 was $1.3 million, compared to less than $0.1 million for the three months ended September 30, 2021. The increase of $1.2 million was primarily the result of interest income generated on our higher average cash, cash equivalent and short-term investment balances at substantially higher yields on invested funds for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Income Tax Benefit

We recorded an income tax benefit of less than $0.1 million for the three months ended September 30, 2022.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the three months ended September 30, 2022, we recorded a loss from equity method investment of $2.2 million representing our share of OXB Solutions' net loss. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Loss

Net loss for the three months ended September 30, 2022 was $33.7 million, compared to a net loss of $30.6 million for the three months ended September 30, 2021. Net loss for the three months ended September 30, 2022 was primarily due to our operating expenses of $33.7 million as described above.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$2,406	$33,169	$(30,763)
Operating expenses:
Research and development	71,202	69,439	1,763
General and administrative	29,991	26,054	3,937
Total operating expenses	101,193	95,493	5,700
Loss from operations	(98,787)	(62,324)	(36,463)
Other income:
Gain on sale of business	131,249	—	131,249
Interest income	1,775	143	1,632
Total other income	133,024	143	132,881
Income (loss) before income taxes	34,237	(62,181)	96,418
Provision for income taxes	(816)	—	(816)
Loss from equity method investment	(4,131)	—	(4,131)
Net income (loss)	$29,290	$(62,181)	$91,471

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2022 was $2.4 million, compared to $33.2 million for the nine months ended September 30, 2021. Collaboration revenue in each period included the recognition of deferred revenue of $2.4 million related to the Stock Purchase Agreement with Pfizer. Collaboration revenue for the nine months ended September 30, 2021 also included the recognition of deferred revenue and reimbursements incurred of $30.8 million under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021 and which termination was effective on August 26, 2021.

Research and Development Expenses

	Nine months ended September 30,
(in thousands)	2022	2021	Change
External development costs for clinical programs:
HMI-102	$13,643	$15,433	$(1,790)
HMI-103	10,767	6,975	3,792
HMI-203	11,095	8,823	2,272
Other development-stage programs' external development costs	6,330	2,555	3,775
Employee-related costs	24,025	33,584	(9,559)
Other research and development costs	5,342	2,069	3,273
Total research and development expenses	$71,202	$69,439	$1,763

Research and development expenses for the nine months ended September 30, 2022 were $71.2 million, compared to $69.4 million for the nine months ended September 30, 2021. The increase of $1.8 million was primarily due to an increase of $3.8 million for external development costs for HMI-103 and an increase of $2.3 million for external development costs for HMI-203, as we advance both programs through clinical trials. In addition, there was an increase of $3.8 million in external development costs for our other development-stage programs, specifically related to the development of HMI-104. In addition, other research and development costs related to laboratory supplies and research materials for our early-stage research programs and platform-development work increased $3.3 million over the prior year. Partially offsetting these increases was a decrease of $9.6 million in employee-related costs as a result of transferring employees to OXB Solutions upon the sale of our manufacturing business, as well as a decrease of $1.8 million in direct research expenses for HMI-102 as the trial was placed on clinical hold in February 2022.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $30.0 million, compared to $26.1 million for the nine months ended September 30, 2021. The increase of $3.9 million was largely due to the OXB Solutions

Transaction, as we had increased consulting fees of $2.8 million which included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the transaction and increased audit and legal fees of $2.9 million, which were primarily related to the OXB Solutions Transaction. In addition, facilities costs increased by $0.7 million. Partially offsetting these increases was a decrease of $1.2 million in depreciation expense as our leasehold improvements were transferred to OXB Solutions upon the sale of our manufacturing business in the first quarter of 2022, as well as a decrease of $0.8 million in employee-related costs primarily resulting from finance, human resources, IT and legal services provided to OXB Solutions under the Transitional Services Agreement, which offset our total general and administrative expense. Market research expense also decreased by $0.4 million as compared to the prior year.

Gain on Sale of Business

Gain on sale of business for the nine months ended September 30, 2022 was $131.2 million. On March 10, 2022, we closed our transaction with Oxford and recorded a gain of $131.2 million on the sale of our manufacturing business. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details surrounding the sale.

Interest Income

Interest income for the nine months ended September 30, 2022 was $1.8 million, compared to $0.1 million for the nine months ended September 30, 2021. The increase of $1.6 million was the result of higher yields on invested funds for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Provision for Income Taxes

We recorded an income tax provision of $0.8 million for the nine months ended September 30, 2022. The tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford. Though we had substantial pre-tax income for the nine months ended September 30, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. The Company did not record an income tax provision (benefit) for the nine months ended September 30, 2021.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the nine months ended September 30, 2022, we recorded a loss from equity method investment of $4.1 million representing our share of OXB Solutions' net loss during the period from March 11, 2022 through September 30, 2022. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Income (Loss)

Net income for the nine months ended September 30, 2022 was $29.3 million, compared to a net loss of $62.2 million for the nine months ended September 30, 2021. Net income for the nine months ended September 30, 2022 was primarily due to a gain of $131.2 million on the sale of our manufacturing business, offset by our operating expenses of $101.2 million as described above.

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

Equity Offerings and ATM Program

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020 (as amended, the Shelf). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by us of up to an aggregate of $148.4 million of our common stock. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Select Market or on any other existing trading market for our common stock. We did not sell any shares of common stock under the Sales Agreement during the nine months ended September 30, 2022. As of September 30, 2022, there was $148.4 million of common stock remaining available for sale under the ATM.

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

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $201.1 million and $155.9 million as of September 30, 2022 and December 31, 2021, respectively. We had no indebtedness as of September 30, 2022 and December 31, 2021.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(86,462)	$(79,321)
Net cash provided by (used in) investing activities	18,725	(94,449)
Net cash provided by financing activities	564	52,168
Net change in cash, cash equivalents and restricted cash	$(67,173)	$(121,602)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $86.5 million, primarily due to our net income of $29.3 million offset by the $131.2 million gain recognized on the sale of our manufacturing business to Oxford. Further offsetting our net income was an increase in prepaid expenses and other current assets of $5.3 million primarily due to the receivable from OXB Solutions, as well as a decrease in deferred revenue of $2.4 million. Conversely, we had net non-cash expenses of $15.2 million, which included $10.0 million of stock-based compensation expense and a $4.1 million loss from our equity method investment in OXB Solutions, $5.7 million of increased accrued expenses and other liabilities and $2.7 million of increased accounts payable, all of which reduced our net cash used in operating activities for the nine months ended September 30, 2022.

Net cash used in operating activities for the nine months ended September 30, 2021 was $79.3 million. This was primarily due to our net loss of $62.2 million and a decrease of $37.5 million in operating assets and liabilities, which included the recognition of approximately $32.6 million of deferred revenue during the nine months ended September 30, 2021 in connection with Novartis’ decision to terminate the collaboration and license agreement. These decreases were partially offset by net non-cash expenses of $20.4 million, which included $12.6 million of stock-based compensation expense and $6.3 million of depreciation expense.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $18.7 million, primarily due to $130.0 million of cash received from Oxford pursuant to the OXB Solutions Transaction (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We also had proceeds from maturities of short-term investments of $47.5 million, offset by purchases of short-term investments of $157.5 million and purchases of property and equipment of $1.3 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $94.4 million, attributable to purchases of short-term investments of $97.4 million and purchases of property and equipment of $2.1 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.6 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $52.2 million, primarily due to proceeds from the issuance of common stock pursuant to the follow-on offering of our common stock of $49.7 million in April 2021, as well as issuances of common stock pursuant to the ATM and employee stock purchase plan.

Funding Requirements

Operating expenses increased during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. We expect total operating expenses to decrease in connection with our ongoing development activities as we implement our plan for prioritizing our pipeline of programs while undertaking operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs, including a modest workforce reduction commensurate with the pipeline prioritization. We anticipate our expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities and potential clinical trials associated with HMI-104, our GTx-mAb product candidate for PNH will increase. Conversely, we anticipate reduced expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we are pausing future patient enrollment, as well as reduced expenses associated with our optimized MLD program for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs. Also, as a result of our agreement with Oxford, we will be purchasing process development services and manufacturing product runs from the newly created OXB Solutions and therefore would expect an increase in these costs with an offsetting decrease in the total costs to run our manufacturing facility, including employee-related costs for the 125 manufacturing employees transitioning to the new company. We have incurred, and expect to continue to incur additional costs associated with operating as a public company.

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

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2022 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

Our interest-earning assets consist of cash and cash equivalents and short-term investments of $201.1 million, or 76.6% of our total assets at September 30, 2022, and $155.9 million, or 73.6% of our total assets at December 31, 2021. Interest income earned on these assets was approximately $1.8 million for the nine months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At September 30, 2022, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2022 and December 31, 2021.

Inflation Rate Risk

As of September 30, 2022, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, increased cost of drug product from OXB Solutions and other future potential contract manufacturing organizations, supplies and employee compensation expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against the Company and certain of its executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and has filed a motion to transfer venue and a motion to dismiss. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

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

We are a clinical-stage genetic medicines company with a limited operating history. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in net income of $29.3 million for the nine months ended September 30, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). Prior to this period, we have never been profitable and do not expect to be profitable again in the foreseeable future. As of September 30, 2022, we had an accumulated deficit of approximately $394.8 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of September 30, 2022, we do not have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

We intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development and potential approval. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our recently initiated Phase 1 pheEDIT clinical trial. In addition, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform.

We have concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and, prior to our recently initiated Phase 1 pheEDIT clinical trial, none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. Moreover, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform. In addition, because our programs are all in the research, preclinical or early-clinical stage, we have not yet been able to fully assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy with either gene editing or gene therapy constructs. Both applications rely on the unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, studies conducted by a third party in non-human primates suggest that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity of the dorsal root ganglion, or DRG. To date, we have not observed the severe DRG toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy and gene editing are novel and the regulatory landscape that governs any product candidates we may develop is uncertain and continues to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory authority may not be indicative of what any other regulatory authority may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, the FDA maintains the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, with responsibility for the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and any requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

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

We could encounter further delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Monitoring Committee, or DMC, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we may rely on CROs and clinical trial sites to ensure the proper and timely conduct of clinical trials and while we would have agreements governing their committed activities, we would have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

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

Adverse public perception of genetic medicine, and gene editing in particular, may negatively impact the length of time required to advance our product candidates through clinical trials and potential regulatory approval of, or demand for, our potential products.

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

Our contract manufacturers, including Oxford Biomedica Solutions LLC, are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.

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

Our product candidates have caused and may in the future cause serious adverse events or undesirable side effects or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

Serious adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A significant risk in any gene editing product is that the edit will be “off-target” (or “on-target,” but unwanted) and cause serious adverse events, undesirable side effects, toxicities or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. We cannot be certain that off-target editing will not occur in any of our planned or future clinical studies. There is also the potential risk of delayed adverse events following exposure to gene editing and/or gene therapy, due to the potential for persistent biological activity of the genetic material or other product components used to carry the genetic material.

If unacceptable side effects arise in the development of our product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted or DMC, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the agency and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, in particular the EMA, following its relocation to Amsterdam and related reorganization, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Also, resource constraints resulting from the COVID-19 pandemic have caused and could continue to cause the FDA and/or other agencies to be unable to provide requested feedback to companies navigating the regulatory review process on a timely basis.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. In the United States, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, increases data privacy obligations for covered companies and provides individual privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, was also recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the UK’s departure from the EU, we are also subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. The relationship between the UK and the European Union in relation to certain aspects of data protection law remains unclear, and the European Commission adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Risks Related to Our Dependence on Third Parties

We currently contract with third parties, including Oxford Biomedica Solutions LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.

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

We may collaborate with third parties for the development and commercialization of our product candidates, but there are no assurances that we will succeed in establishing and maintaining such collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of September 30, 2022, we own three registered trademarks and two pending trademark applications in the United States, as well as 36 registered trademarks and 8 pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials in humans.

In response to the spread of COVID-19, most office-based employees were asked to from home. We implemented a return-to-work policy which provided for a hybrid of remote and in-office work, and we expect to continue to operate on such a semi-virtual basis, pending the future direction of the COVID-19 pandemic. We continue to limit the number of staff in our research and development laboratories to key personnel and maintain shift schedules for our laboratories and a modified office layout to increase spacing capabilities, reduce inter-office risks and allow for business continuity. We have increased cleaning protocols throughout our entire facility, and have implemented procedures regarding office visitors to better protect our employees. Disruptions caused by the COVID-19 pandemic have resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, many clinical sites are under-resourced as a result of COVID-19 and other factors, impacting the sites’ ability to advance clinical trials in a timely manner. We could experience disruptions in conducting or completing our other ongoing and planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with our ongoing and planned clinical trials. All of our ongoing and planned preclinical studies at external CROs are progressing and we have accelerated shipments of reagents and supplies to avoid any disruption of activities. However, it is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, while we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials. If the COVID-19 pandemic continues to spread in the United States and elsewhere, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Albert Seymour, Ph.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 18% of our outstanding voting stock as of September 30, 2022. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/2018

3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/2020

10.1	Non-Employee Director Compensation Program					*

10.2	Consulting Agreement, dated as of September 6, 2022, between Homology Medicines, Inc. and Arthur O. Tzianabos, Ph.D.	8-K	001-38433	10.1	9/8/2022

10.3	Amendment to Employment Agreement, dated as of September 6, 2022, between Homology Medicines, Inc. and W. Bradford Smith	8-K	001-38433	10.2	9/8/2022

10.4	Amendment to Employment Agreement, dated as of September 6, 2022, between Homology Medicines, Inc. and Paul G. Alloway, Ph.D.					*

10.5	Amendment to Employment Agreement, dated as of September 6, 2022, between Homology Medicines, Inc. and Michael Blum					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMOLOGY MEDICINES, INC.

Date: November 10, 2022	By:	/s/ Albert Seymour, Ph.D.
Albert Seymour, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 10, 2022	By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial and Business Officer and Treasurer (principal financial officer and principal accounting officer)