Form 10-K
period 2022-12-31
Homology Medicines, Inc.
filed 2023-03-09
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92.3 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 1, 2023, there were 57,678,435 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Boston, Massachusetts, USA

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, without limitation, statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic and the current economic slowdown on our business, the anticipated use of cash and business strategy, the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, research and development costs, the anticipated timing and likelihood of success of clinical trials, the expected timing of the release of clinical trial data, the timing and expectations surrounding regulatory communications, our relationship with third-parties, our intent to engage in future strategic partnerships, and the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements use these words or expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under “Summary Risk Factors” below and in the sections in Item 1A. "Risk Factors" of Part I and Items 7 and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K.

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
•
We intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our initiated Phase 1 pheEDIT clinical trial. In addition, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform.
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
•
Adverse public perception of genetic medicine, and gene editing in particular, may negatively impact the length of time required to advance our product candidates through clinical trials, including the pace at which we advance patient enrollment, and potential regulatory approval of, or demand for, our potential products.
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell-derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through a nuclease-free gene editing modality, gene therapy, or gene therapy to express antibodies platform, or GTx-mAb, which is designed to produce antibodies throughout the body. Our clinical programs include: HMI-103, an investigational gene editing candidate in clinical development for the treatment of patients with phenylketonuria, or PKU; HMI-203, an investigational gene therapy candidate in clinical development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome; and HMI-102, an investigational gene therapy candidate in clinical development for the treatment of adult patients with PKU, for which patient enrollment is currently paused. We are in Investigational New Drug Application, or IND, -enabling studies with our lead GTx-mAb gene therapy candidate, HMI-104, for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and are actively seeking a partner for HMI-204, a gene therapy candidate for metachromatic leukodystrophy, or MLD. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, including the ability to cross the blood-brain-barrier, peripheral nervous system, or PNS, bone marrow, cardiac and skeletal muscle and the eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the disease-relevant tissues exhibit. Our product-development strategy is to continue to develop in parallel gene therapy and gene editing product candidates. We believe our technology platform will allow us to provide transformative cures using either modality.

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

New preclinical data supporting the immunosuppression regimen incorporated in both the HMI-103 and HMI-203 clinical trials was presented at WORLDSymposium™ in 2023. In non-human primates, or NHPs, our data demonstrated that modulating T-cell activity using tacrolimus together with dexamethasone is important in reducing B- and T-cell activity, nAb formation, and maintaining transgene expression following rAAV administration in NHPs. These results support the use of a dexamethasone and tacrolimus immunosuppressive regimen in our ongoing gene editing clinical trial with HMI-103 (pheEDIT) in adults with phenylketonuria (NCT05222178) and gene therapy trial with HMI-203 (juMPStart) in adults with Hunter syndrome (MPS II) (NCT05238324).

Clinical-Stage Product Candidates

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In January 2023, we announced the dosing of the first participant in our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU, with additional patients in screening across ten active clinical trial sites with more expected to be initiated throughout 2023. We expect to provide initial data from the pheEDIT trial mid-year 2023.

The pheEDIT clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 and is expected to enroll up to nine patients in up to three dose cohorts, ages 18-55 years old, who have been diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial measures serum phenylalanine, or Phe, changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. Prior to dosing, participants complete an 82-day screening/run-in period to help us account for and more closely understand day-to-day Phe fluctuations. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-103 clinical trials.

We have received Fast Track Designation for HMI-103 from the U.S. Food and Drug Administration, or FDA, for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to PAH deficiency. Also, we have received orphan designation from the European Commission, or EC, and orphan drug designation from the FDA, for HMI-103 for the treatment of PAH deficiency.

We have presented preclinical data on the mechanism of action of our optimized HMI-103 gene editing candidate, which is designed to harness the body's natural DNA repair process of HR to replace the disease-causing PAH gene with a functional PAH gene and liver-specific promoter and to maximize PAH expression in all transduced liver cells through episomal expression. We observed significant Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In this preclinical PKU model, the murine surrogate of HMI-103 was ten times more potent than non-integrating gene therapy vector HMI-102. Additionally, we observed on-target integration and no off-target integration following a single I.V. administration of HMI-103 in a humanized liver model, as determined by a genome-wide integration assay. Using quantitative molecular methods, we also demonstrated achievement of gene integration efficiencies in the humanized murine liver model that corresponded with Phe correction in the PKU murine model.

HMI-203: Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an investigational gene therapy in development for the treatment of adults with Hunter syndrome. The juMPStart trial currently has five clinical sites in the U.S. and Canada with more expected to be initiated, and initial data are expected in the second half of 2023.

The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203 and is expected to enroll up to nine male patients in up to three dose cohorts, ages 18-45 years old, who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy, or ERT. Qualitative data on unmet medical needs obtained from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT. In addition to safety endpoints, the trial will measure plasma I2S activity, urinary glycosaminoglycan, or GAG, levels, ERT discontinuation and other peripheral disease endpoints. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-203 clinical trials.

We have received orphan designation from the EC and orphan drug designation from the FDA, for HMI-203 for the treatment of mucopolysaccharidosis type II (Hunter syndrome).

Based on in vivo preclinical studies in a murine model of Hunter syndrome, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S enzyme expression, leading to significant reductions in heparan sulfate GAG levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant reductions in skeletal deformities compared with vehicle.

HMI-102: Investigational Gene Therapy for the Treatment of Adult Patients with PKU

On August 15, 2022, we paused the enrollment of our pheNIX clinical trial with HMI-102, a gene therapy candidate in development for the treatment of adults with PKU, in order to focus resources and efforts on our Phase 1 pheEDIT clinical trial evaluating in vivo gene editing candidate HMI-103 for PKU, which is currently recruiting for the adult PKU patient population. Though we have observed biologic activity in our pheNIX trial, including decreases in serum Phe and increases in tyrosine, or Tyr, this prioritization offers the potential for us to generate data, including with a new immunosuppression regimen with a shorter course of steroids and a T-cell inhibitor as part of the pheEDIT protocol, utilizing our product candidate HMI-103, sooner than would be possible to resume enrollment at pheNIX trial sites. We will continue to monitor all patients enrolled in the pheNIX long-term extension study.

Earlier-Stage Product Candidates

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. This platform represents an additional way that we are leveraging our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with levels associated with anti-C5 therapeutics, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human neonatal fragment crystallizable (Fc) receptor, or FcRn. We continue to advance HMI-104, which is currently in IND-enabling studies.

We completed IND-enabling studies with HMI-202, an investigational gene therapy for the treatment of patients with MLD. Applying the learnings from these IND-enabling studies, in August 2022, we announced the details of HMI-204, an optimized, in vivo, one-time gene therapy product candidate for the treatment of MLD. Following a single I.V. administration in the MLD murine model, this optimized candidate, which uses one of our proprietary AAVHSC capsids, crossed the blood-brain-barrier to the CNS and reached key peripheral organs involved in MLD. This resulted in expression of human ARSA, or hARSA, levels in multiple brain regions and cell types above the minimum level of enzyme needed to correct the MLD disease phenotype, hARSA activity levels in the brain predictive of functional assay improvements and hARSA activity in the serum. Additionally, these optimizations led to significant improvements in vector yield and superior packaging for the product candidate. We continue to actively seek a partner to advance this program.

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed a transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB Solutions, which provides AAV vector process development and manufacturing services to biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019. We continue to leverage these process development and manufacturing capabilities while reducing our costs and maintaining preferred customer status for the manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB Solutions Operating Agreement, we are entitled to designate one director on the board of directors of OXB Solutions, currently Albert Seymour, our President and Chief Executive Officer. Further, Tim Kelly, our former Chief Operating Officer, serves as the Chief Executive Officer and chairman of the board of OXB Solutions.

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

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under the lease by approximately 23,011 square feet, or the Expansion Premises, and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commenced May 1, 2022 and will continue for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premises under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB Solutions with Homology subleasing a portion of lab and office space back from the newly created company. We remain jointly and severally liable for the payment of rent under this lease. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our lease agreement.

License Agreements

In April 2016, we entered into an exclusive license agreement with City of Hope, or COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our current therapeutic product development candidates in development, including HMI-102, HMI-103, HMI-203, HMI-204 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

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

Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, initial positive clinical data with HMI-102, scientific expertise, product-development strategy, manufacturing platform and process which we leveraged to establish OXB Solutions, and robust intellectual property strengthen our position as a leader in the development of genetic medicines.

Our Opportunity in Genetic Medicines

We are currently focused on monogenic diseases where the genetic abnormality is known to occur in a single gene. The majority of monogenic diseases harbor thousands of individual mutations within the diseased gene, each resulting in a loss of function. Adding a functional gene to the cell where there is a missing or mutated gene (gene therapy), replacing an entire diseased gene with a whole functional gene (gene editing), or expressing an antibody to address the underlying genetic disease mechanism (GTx-mAb), are the optimal therapeutic approaches for addressing these monogenic disorders. This can be accomplished either through a method of gene therapy called gene transfer in slowly or non-dividing cells, or through a method of gene editing called gene integration in rapidly dividing cells.

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

Our Approach

In developing a genetic medicine product candidate, our strategy is to choose the AAVHSC that reaches the area(s) of the body needed to address the specific disease we are targeting. We then design the product candidate to precisely and efficiently deliver genetic medicines following a one-time I.V. infusion (in vivo) using a gene therapy, nuclease-free gene editing, or GTx-mAb modality. Refer to Figure 1 below for a graphical depiction of our platform.

Figure 1. Our Genetic Medicines Platform.

Our novel AAVHSCs are packaged with either a gene therapy or a gene editing construct. Our gene therapy construct includes a functional copy of the gene and a promoter sequence that is designed to enable the gene to be turned on in the cell and ultimately transcribed to express the therapeutic protein of interest without integrating into the genome. Our gene editing construct includes lengthy guide sequences, or homology arms, which are designed to enable the specific alignment to the desired genomic location and then, through the natural process of HR, enable correction of the diseased gene in the genome by replacement with a whole functional copy. Our GTx-mAb platform is an extension of our gene therapy approach. It is designed to utilize AAVHSCs to deliver therapeutic DNA for heavy chain and light chain antibody proteins that can be delivered to the liver where they form fully functional, full-length Immunoglobulin G (IgG) antibodies and are secreted throughout the body.

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

We believe our approach has several key advantages, including:

• Our proprietary AAVHSC platform enables a nuclease-free gene editing modality, gene therapy, or GTx-mAb. Our platform provides us the flexibility to deliver genetic medicines through the best suited modality for each disease we pursue based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the tissues exhibit. Our AAVHSCs are naturally occurring as they were originally isolated from normal human CD34 cells and have the potential to result in an improved safety profile.

• Ability to perform nuclease-free gene editing mediated by HR with gene integration efficiencies that achieve therapeutic ranges. Our family of 15 novel AAVHSCs are designed to enable us to take advantage of the precise and high-fidelity process of HR-directed gene insertion for nuclease-free gene editing while achieving gene integration efficiencies that we believe are in therapeutic ranges and significantly higher than both nuclease-based and other AAV-based approaches. While nuclease-based gene editing technologies have achieved high gene knockout efficiencies in preclinical studies, which is only potentially useful for the minority of monogenic diseases, they have shown limited published evidence of gene integration efficiencies to date.

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

• Ability to target multiple tissues. In preclinical studies, intravenous administration of our family of AAVHSCs has demonstrated unique biodistribution properties across the serotypes and the ability to target a wide variety of tissues including the liver, CNS, including the ability to cross the blood-brain-barrier, PNS, muscle, bone marrow, eye and heart, enabling us to potentially address a broad range of monogenic diseases. The diversity of our AAVHSC library of capsids can also be expanded through targeted shuffling of the capsid sequences.

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

We are building a deep pipeline across a wide range of diseases and tissue types to leverage the broad potential of our platform. We believe we have validated our AAVHSC platform in the liver based on the results observed in the dose-escalation portion of our Phase 1/2 trial with HMI-102, and we have also initiated and dosed the first patient in our Phase 1 trial with HMI-103, a gene editing development candidate for PKU. We have completed a comprehensive in vivo biodistribution study in NHPs in which all 11 of the AAVHSCs tested crossed the blood-brain-barrier and the blood-nerve-barrier, we have initiated a Phase 1 trial with HMI-203, a gene therapy development candidate for MPS II, or Hunter syndrome, are advancing a development candidate for PNH, HMI-104, from our GTx-mAb platform through IND-enabling studies and we are actively pursuing partnering opportunities for HMI-204, our optimized, in vivo, one-time gene therapy product candidate for the treatment of MLD. We continue our discovery efforts across multiple targets, including the liver, CNS, human stem cells and ophthalmology. We also may selectively enter into strategic alliances with pharmaceutical or biopharmaceutical companies to expand indications and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

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

• Expand our pipeline in an effort to address complement-related disorders and diseases with larger patient populations. Our GTx-mAb platform is designed to deliver one-time in vivo gene therapy to produce antibodies from the liver and secrete them throughout the body. We believe this approach unlocks the potential for a one-time treatment that leverages the liver to produce fully functional antibodies and the expansion of our pipeline to address diseases with larger patient populations.

• Advance our pipeline programs through clinical proof-of-concept and commercialization. In January 2023, we announced the dosing of the first participant in our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU, with additional patients in screening across ten active clinical trial sites with more expected to be initiated throughout 2023. We are also enrolling our Phase 1 trial with HMI-203, an in vivo investigational gene therapy in development for the treatment of adults with Hunter syndrome, a lysosomal storage disorder.

• Continue to grow our pipeline within existing therapeutic areas and expand into new therapeutic areas. We are focused on applying the transformative potential of our genetic medicines platform to develop treatments for patients with monogenic diseases. Initially, we are targeting diseases occurring in the liver, the CNS and PNS, the eye and the hematopoietic system as well as targeting the liver for the expression of therapeutic antibodies. Given the ability of our AAVHSCs to deliver to a wide range of disease-relevant tissues, we believe there are many additional indications for which our technology may be applicable, including other inborn errors of metabolism, lysosomal storage diseases, hematological diseases, and ophthalmic diseases, as well as for in vivo cell therapy. We may also choose to selectively collaborate to expand the indications we can pursue and accelerate development of programs where collaborators can contribute further disease-specific expertise to our platform.

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

• Continue to work with OXB Solutions, the AAV Manufacturing and Innovation Business we established with Oxford and that supplies our pipeline programs. In March 2022, we entered into an agreement with Oxford to establish a new AAV vector manufacturing company that incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019. We continue to leverage these process development and manufacturing capabilities while reducing our costs and maintaining dedicated manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

• Continue to strengthen and expand our intellectual property portfolio. We have exclusive worldwide rights to our technologies including issued composition of matter patents in the United States for 15 of our novel AAVHSCs for both gene therapy and gene editing. We exclusively acquired rights to this foundational intellectual property for the AAVHSCs from City of Hope, or COH, for developing and commercializing therapeutics based on these vectors. We continue to focus on strengthening our intellectual property estate through the discovery of new AAVHSCs, further characterization around our existing AAVHSCs as well as the core technology involved in delivering our product candidates to patients. To further advance our leadership in gene therapy and nuclease-free gene editing, we continue to actively explore opportunities to collaborate with other leading scientific institutions in the field.

Our Genetic Medicines Platform

Our proprietary genetic medicines platform is built on our novel AAVHSCs, which allow us to choose the best suited modality from either a gene therapy, nuclease-free gene editing, or GTx-mAb modality for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the target tissues exhibit. The unique characteristics of our platform enable nuclease-free gene editing, specifically gene integration, and broad, systemic tissue distribution. Our AAVHSCs are designed to directly integrate corrective DNA through HR with therapeutically relevant efficiencies. Our HR-based gene editing approach utilizes a single component AAV system that contains everything required to selectively edit DNA with no need for exogenous nucleases or editing machinery. This single-component system simplifies the manufacturing and delivery of our therapeutics. We believe our gene editing approach has the potential to be curative as it provides a permanent correction in the genome that is then replicated with each cell division so that new generations of cells will carry the corrected gene. Our AAVHSCs are naturally occurring and have been modified to be non-replicating to minimize potential safety issues. We believe our platform’s combined attributes will allow us to develop more efficient and safer therapeutics for a wide range of genetic diseases.

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

DNA with Gene Mutation
Single-stranded DNA with Corrective Gene and Homology Arms
Single-stranded DNA-driven Homologous Recombination
Corrected DNA

Figure 3. Schematic of homologous recombination.

Our Proprietary AAVHSCs

Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy with a gene therapy, gene editing or GTx-mAb construct. We have the opportunity to expand on this family through capsid shuffling. Both applications rely on the unique ability of our AAVHSCs to efficiently target multiple tissues in the body. Our AAVHSCs were isolated from human stem cells, and we believe they can direct nuclease-free gene integration with higher efficiency relative to that indicated in published data for other AAV-based gene editing approaches. Our AAVHSCs display the following advantages:

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

Ability to Perform In Vivo Nuclease-free Gene Editing Mediated by HR

To demonstrate the utility of AAVHSC-mediated gene editing in vivo, we conducted a series of initial experiments utilizing AAVHSC15.

We obtained initial preclinical proof-of-concept for in vivo editing efficiency and tissue-specific expression through the design of a promoter-less luciferase construct targeting the murine Factor 8, or F8, locus using AAVHSC15. F8 is a locus in the murine genome that is known to have a strong promoter but is expressed only in the liver.

AAVHSC15 packaging the promoter-less F8 targeting cassette (AAVHSC15-mF8-Luc) was administered by a single intravenous injection to albino-B6 mice and high levels of luciferase expression in livers were observed. Bioluminescence increased within a week post-dosing, reached a maximum within 1-2 months and remained significantly above that observed in vehicle-treated mice until the end of the study at 470 days post-dosing (*= P<0.0001 vs vehicle). Ex vivo imaging of tissues harvested on Day 470 showed highest luciferase expression within liver (*=p<0.008 vs vehicle), greater than 100-fold higher than other tissues assessed (**=P<0.0001 vs other tissues), which demonstrated specificity of tissue targeting by

AAVHSC15-mF8-Luc. At 470 days post-dosing, vector genome levels within livers of treated mice were on average 4.7 ± 2.7 vector genomes/allele.

To molecularly characterize AAVHSC15-mF8-Luc-mediated genome editing, a ddPCR-based quantitative F8 editing assay was established. A combination of an F8 locus-specific primer and probe and editing vector specific primer and probe in the FAM and HEX channel, respectively, were used to calculate the fraction of F8 loci that had an inserted luciferase transgene. Genomic DNA was isolated from livers of treated mice at termination of the study at 470 days post-dosing. Mice treated with AAVHSC15-mF8-Luc at this initial low dose of 5e12 vg/kg showed a statistically significant increase in genome editing efficiencies with up to 2.8% of alleles edited (mean 0.8% of alleles edited with a range of editing efficiencies 0.2-2.8%; p<0.03 vs. vehicle). These data demonstrate that AAVHSC15 mediated long-term in vivo editing of the targeted locus within the liver of mice at this dose.

To assess whether expression from AAVHSC15-mF8-Luc was episomal, an AAVHSC15-Luc editing vector was prepared with the splice acceptor sequences removed (designated AAVHSC15-∆2AmF8-Luc) but maintained an intact Met initiator codon. Relative to an IV injection of vehicle alone, injection of AAVHSC15-mF8-Luc increased luciferase expression at Days 3, 7, and 14 post-dosing, similar to the results described above. By contrast, luciferase expression was reduced >95% for mice that received an identical dose of AAVHSC15-∆2AmF8-Luc.

Ability to Introduce Entire Gene into the Genome Mediated via HR

This preliminary proof-of-principle described above provided data confirming the ability to edit the genome via nuclease free HR. Expanding on these initial data led to the discovery and development of a therapeutic program for PKU focused on the targeted integration of a full-length PAH cDNA into the human PAH locus.

We have successfully inserted full-length cDNA encoding PAH in vivo reaching levels of efficiency required for therapeutic efficacy. The preclinical data that supports HMI-103 is described in detail below in the Our Product Candidates section.

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

We developed a method to enable whole genome unbiased next-generation sequencing for the detection and mapping of off-target integration sites. By leveraging the potential ability of our AAVHSCs to drive HR-based targeted integration, we can utilize next-generation sequencing technologies to identify and quantify where the inserted sequence maps. Using this method, and testing integration into the human AAVS1 locus, we estimate that 99.967% of insertions (>2.2 million reads) are at the targeted site and that the balance is within expected background of the assay. We have expanded on this assay to characterize the on-target precision of integration at the PAH locus in support of HMI-103. In a humanized in vivo liver model, HMI-103 showed precise on-target integration and no off-target edits. These data were peer-reviewed and published in PLOS ONE in 2020 and are described below.

Ability to Target Multiple Tissues

In preclinical studies, intravenous administration of our family of AAVHSCs has demonstrated the ability to target a wide variety of tissues including the liver, CNS, PNS, muscle, bone marrow, eye and heart (refer to Figure 4 below). Specifically, we have generated evidence of our AAVHSCs’ ability to target a number of tissues including:

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
•
extensive liver tropism.

We generated preclinical data showing that AAVHSC16, one of the capsids in our family of 15 naturally occurring AAVHSCs, demonstrated low levels of tropism to the liver and no elevations in liver enzymes while maintaining robust distribution to the CNS and peripheral organs following a single I.V. administration (refer to Figure 5 below). We believe the unique properties of AAVHSC16 make it an attractive capsid for development in new disease indications with our genetic medicines platform. The data were peer-reviewed and published in the journal Molecular Therapy - Methods & Clinical Development.

Figure 4. Our family of AAVHSCs has demonstrated the ability to target a wide variety of tissues.

Figure 5. AAVHSC16 has reduced in vivo liver tropism NHPs while exhibiting robust distribution to other peripheral organs and the CNS.

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
•
improved delivery of therapeutics as only a single vector is required to reach a cell instead of multiple vectors;
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

HMI-103 for Treatment of Adult Patients with PKU

Our lead gene editing program, HMI-103, is a one-time, in vivo, nuclease-free gene editing candidate in development for the treatment of classical PKU. HMI-103 is designed to harness the body's natural DNA repair process of homologous recombination to replace the disease-causing gene with a functional gene and liver-specific promoter and to maximize PAH expression in all transduced liver cells through episomal expression. We have received orphan designation from the EC and orphan drug designation from the FDA, for HMI-103 for the treatment of phenylalanine hydroxylase deficiency.

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

The majority of patients are identified soon after birth and are primarily treated by dietary restriction of Phe. While Phe-restricted diets have dramatically reduced the intellectual deficiencies associated with this disease, they fail to address the cognitive and behavioral problems that continue throughout a patient’s life. Lifetime adherence to a Phe-restricted diet is challenging and blood Phe within the recommended range is not achievable for the vast majority of patients. The inability to achieve recommended levels of Phe results in neurological as well as metabolic problems. Long-term studies in adults identify neurocognitive, psychosocial, quality of life, growth, nutrition, bone pathology and maternal PKU outcomes that are suboptimal despite early and continuous treatment with diet. In a retrospective study of PKU patients, peer-reviewed and published in the journal of Molecular Genetics & Metabolism, young children were adherent to Phe-restricted diet, whereas most adolescents (79%) did not achieve recommended Phe levels, and 88% of adults were no longer on a Phe-restricted diet. Relaxing of dietary restrictions beyond preschool years, or failure to adhere to physician-assigned diets, which is the current guideline for most adolescents and adults, results in loss of metabolic control and wide fluctuations in Phe levels that are both directly associated with progressive neurological damage.

We conducted a five-year retrospective chart review of PKU patients, which confirmed key elements of our PKU programs. Consistent findings from two PKU academic centers of excellence in the U.S. in 152 PKU patients showed that actively monitored patients, including those on restrictive low Phe diet, had Phe levels well-above the recommended threshold of 360 umol/L, based on current U.S. treatment guidelines, underscoring the need for treatments that restore the normal biochemical pathway (refer to Figure 7 below). Furthermore, we confirmed that Phe continues to be higher, even on standard of care, in the classical PKU population, defined as patients with Phe levels greater than 1200 umol/L (66% of the study population) without treatment, and was significantly elevated in the adult population compared to those patients who were less than 18 years of age. These findings were published in Molecular Genetics and Metabolism in December 2019.

Figure 7. Retrospective five-year chart review demonstrates actively monitored adult classical PKU patients across two academic centers have Phe levels >700 umol/L.

Current Treatments

There are currently no available treatments that address the core underlying genetic biochemical defect in PKU, the deficiency of PAH.

Saproterin dihydrochloride, or Kuvan(R), is an FDA-approved therapy to reduce elevations in serum Phe. Kuvan is a synthetic version of BH4, a cofactor that is required for PAH activity. Treatment with BH4 can activate residual PAH enzyme activity, improve the normal oxidative metabolism of Phe, and decrease Phe levels in some patients; however, clinical data suggests that Kuvan is not fully effective in lowering high serum levels of Phe back to normal levels and must be used in conjunction with a low Phe diet. While this approach can increase residual PAH activity, it does not fully correct the underlying genetic disorder (PAH deficiency). Worldwide sales of Kuvan were approximately $228 million in 2022. Generic versions of Kuvan are available in several countries around the world, including multiple generic versions in the U.S.

Pegvaliase, or Palynziq(R), is a pegylated plant-derived enzyme called phenylalanine ammonia lyase that was approved in the U.S. by the FDA in 2018 and in Europe by the EC in 2019. Similar to Kuvan, this approach does not correct the underlying genetic disorder (PAH deficiency) and will not reconstitute the natural pathway. We believe Palynziq to have certain limitations including that it must be administered via daily injections and its label contains a black box warning that it can cause severe allergic reaction (anaphylaxis) that may be life-threatening and can happen at any time during treatment with

Palynziq. The label states that patients must carry auto-injectable epinephrine with them at all times during Palynziq treatment. Patients in its Phase 3 trials did not meet the secondary efficacy endpoints for cognitive benefit. Worldwide sales of Palynziq were approximately $255 million in 2022.

Our Gene Editing Approach to PKU

The goal of our gene integration approach is to enable production of functional PAH, thus restoring the normal biochemical pathway of Phe metabolism. This can reduce the abnormally high levels of Phe in the blood, while also increasing Tyr levels, the product of PAH-driven Phe metabolism. We believe the gene integration approach would be optimal for newborn and pediatric patients due to the higher rate of dividing cells as the child grows. Using gene editing to correct the defective PAH gene in young patients has the potential to provide long-term benefit as the corrected gene will persist as cells replicate. Correcting the gene has the potential to normalize not only Phe levels, but also Tyr levels, the product of the Phe metabolism and a precursor to neurotransmitter synthesis. This may allow affected children to avoid many of the serious neurological consequences associated with PKU.

We believe that an effective gene editing treatment for PKU has the potential to eliminate the need for Phe-restricted diet and may lead to significant improvements in the morbidity and quality of life for patients. Published estimates suggest that restoration of PAH activity to 10% or more of normal levels would lead to significant improvements in serum Phe levels and potentially represent a curative therapy.

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

Preclinical Studies with HMI-103

We have conducted in vivo experiments showing the integration of a human PAH cDNA into the human PAH gene locus using a humanized liver mouse model. In this model, human hepatocytes constitute the majority of the liver cells, providing an in vivo model to test human-specific editing constructs. Injection of the HMI-103 gene editing candidate in this model resulted in the insertion of a codon-optimized human PAH cDNA into the human PAH locus and mRNA expression of the PAH cDNA. The in vivo integration rate at the target locus, shown in Figure 8, was calculated at a frequency of 6%. This level of editing has been shown to be sufficient to normalize Phe levels in the murine model. A second assay was also performed on DNA that was specific for human and murine hepatocytes obtained from this study. The assay provides an orthogonal approach for characterizing the frequency of targeted integration and enables testing the species-selectivity of the targeted integration. The results of this assay showed integration only in the human hepatocytes and not in the murine hepatocytes, demonstrating selectivity for the human locus. Figure 9 below shows data following I.V. administration of the murine surrogate, or the murine version of HMI-103. The human construct is designed with human-specific homology arms, so a murine surrogate is necessary for testing in the PKU murine model. As depicted, we observed that PAH gene integration was durable out to 43 weeks (end of study) and resulted in marked and durable serum Phe reduction.

Figure 8. Human-specific AAVHSC PAH gene editing candidate resulted in a targeted integration rate of 6%, as measured by NGS in an in vivo humanized liver murine model.

Figure 9. I.V. administration of murine surrogate (with murine homology arms) of HMI-103 showed durable gene integration in Pahenu2 model of PKU.

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

The potency of HMI-103 was compared to non-integrating gene therapy vector HMI-102. In a dose-range finding study, the murine surrogate of HMI-103 and gene therapy vector HMI-102 were administered via one-time I.V. infusions to the Pahenu2 model, and the murine surrogate of HMI-103 was ten times more potent than HMI-102, which was consistent across all time points tested.

Figure 10. HMI-103 was ten times more potent than non-integrating gene therapy construct HMI-102 in Pahenu2 model of PKU. The analysis compared the dose at which fifty percent Phe reduction was achieved in the model.

pheEDIT Phase 1 Clinical Trial with HMI-103

We are currently enrolling our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing candidate in development for the treatment of patients with classical PKU. HMI-103 has received Fast Track Designation for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to phenylalanine hydroxylase deficiency. In January 2023, we announced the dosing of the first participant in the Phase 1 pheEDIT clinical trial, with additional patients in screening across ten active clinical trial sites with more expected to be initiated throughout 2023.

The pheEDIT clinical trial is an open-label, dose escalation study evaluating the safety and efficacy of single I.V. administration of HMI-103, and is expected to enroll up to nine patients in up to three dose cohorts, ages 18-55 years old, who have been diagnosed with PKU due to PAH deficiency. In addition to safety endpoints, the trial measures serum Phe changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. Patients are dosed following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites, and completion of an 82-day screening/run-in period to account for and more closely understand day-to-day Phe fluctuations of participants. If positive safety and efficacy results are established in adults, we then plan to enroll younger patients in clinical trials. We expect to provide initial data from the trial mid-year 2023.

HMI-102 for Treatment of Adult Patients with PKU

HMI-102 is an AAVHSC vector gene therapy candidate designed to treat PAH deficiency, the underlying genetic cause of PKU. We have received orphan designation from the FDA and the EC for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. HMI-102 consists of an AAVHSC15 vector containing the coding sequence of human PAH under control of a promoter designed to continuously express PAH, specifically in the liver. We chose AAVHSC15 as the basis of this product candidate because of its tropism for the liver, the normal site for PAH protein expression.

pheNIX Phase 1/2 Clinical Trial with HMI-102

In June 2019, we commenced enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, which was designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently controlled, dose-escalation study in adult patients aged 18–55 years old with classical PKU. The dose-escalation phase of the trial was designed to evaluate safety and efficacy of ascending doses of HMI-102 to enable the selection of a dose for the randomized, concurrently controlled Phase 2 portion of the trial, which was designed to have the potential to be converted to a registrational trial. We enrolled six patients in the dose-escalation phase across three dose cohorts.

In November 2020, we reported positive clinical data from the dose-escalation phase of the trial. Safety data from the six patients as of the cutoff date of October 19, 2020, showed HMI-102 was generally well-tolerated, and there were no treatment-related serious adverse events. There were no clinically significant changes in electrocardiogram or vital signs, no clinical signs of complement activation and no adverse events related to bilirubin. Alanine aminotransferase, or ALT, elevations, which are common in AAV-based gene therapy trials, were asymptomatic and managed with increased steroids when necessary and all ALT elevations were resolved. Efficacy data showed significant plasma Phe reductions in Cohorts 2 and 3, compared to Cohort 1 (P<0.004 post-hoc comparison using repeated measures MANOVA, or multivariate analysis of variance,/regression analysis), with two patients achieving target Phe levels per treatment guidelines, even while self-liberalizing diet. Compared to baseline, patients in Cohorts 2 and 3 also displayed Tyr increases and Phe-to-Tyr ratio decreases consistent with PAH enzymatic activity.

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

On February 18, 2022, we announced that our pheNIX gene therapy trial was placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated liver function tests, or LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. We responded to the FDA regarding the clinical hold and included in our response was a protocol amendment designed to address the FDA's requests and reduce the risk of observing further elevated LFTs in the trial, including among other things, a new, more targeted immunosuppressive regimen that utilizes a T-cell inhibitor and utilizes a shorter duration and earlier tapering of steroids. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids in the clinical setting. This proposed immunosuppressive regimen is already being incorporated into our ongoing pheEDIT clinical trial for the treatment of patients with PKU, discussed below. On June 13, 2022, we announced that the FDA lifted the clinical hold, with the FDA noting in its response that we satisfactorily addressed all clinical hold issues identified in the March 17, 2022 letter.

On August 15, 2022, we paused the enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, in order to focus resources and efforts on our Phase 1 pheEDIT clinical trial evaluating in vivo gene editing candidate HMI-103 for PKU. Though we have observed biologic activity in our pheNIX trial, including decreases in serum Phe and increases in tyrosine, or Tyr, this prioritization offers the potential for us to generate data, including with a new immunosuppression regimen with a shorter course of steroids and a T-cell inhibitor as part of the pheEDIT protocol, utilizing our product candidate HMI-103, sooner than would be possible to resume enrollment at pheNIX trial sites. We will continue to monitor all patients enrolled in the pheNIX long-term extension study.

HMI-203 for Treatment of Adult Patients with MPS II (Hunter Syndrome)

HMI-203 is a one-time gene therapy candidate in development for the treatment of patients with Hunter syndrome. HMI-203 is designed to use one of our AAVHSC vectors to deliver functional copies of the IDS gene to multiple target organs, including the PNS and CNS, following a single I.V. administration, where there are missing or mutated copies of the gene. We received orphan designation from the EC and advanced therapy medicinal product classification from the EMA for HMI-203 for Hunter syndrome.

Hunter Syndrome Disease Overview

Hunter syndrome is a rare, X-linked lysosomal storage disorder caused by mutations in the iduronate-2-sulfatase, or IDS, gene, which is responsible for producing the I2S enzyme that breaks down large sugar molecules, or cellular waste, called glycosaminoglycans, or GAGs. Severe Hunter syndrome results in toxic lysosomal accumulation of GAGs that causes progressive debilitation and decline in intellectual function. Hunter syndrome occurs in approximately 1 in 100,000 to 1 in 170,000 males, and the severe form leads to life expectancy of 10 to 20 years. In August 2022, the Department of Health and Human Services approved the addition of MPS II as a condition to the recommended uniform screening panel for newborns.

Current Treatments

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

Preclinical Studies with HMI-203

In preclinical studies, a single I.V. administration of HMI-203 led to robust biodistribution and sustained human I2S (hI2S) enzyme expression, which resulted in significant reductions in key Hunter syndrome biomarkers of heparan sulfate GAGs and lysosomal-associated membrane protein 1 (LAMP-1) in the brain, liver, heart, spleen, lungs and kidneys compared with the vehicle. Significant reductions in heparan sulfate GAGs in the cerebrospinal fluid (CSF) compared with vehicle were also observed, as well as ameliorated paw deformities, as shown by significant changes in measurements of ankle depth, paw width, paw depth and ankle width compared with vehicle. Finally, HMI-203 administration led to uptake of hI2S from the serum of the HMI-203-treated model in human cell lines, which demonstrated the potential for cell cross-correction. These data were presented at WORLDSymposium™ in 2021 and 2022 (refer to Figure 11 below).

Figure 11. Single IV administration of HMI-203 demonstrated systemic expression, reduction of GAGs, and correction of phenotype in murine model.

juMPStart Phase 1 Clinical Trial with HMI-203

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203. The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203, and is expected to enroll up to nine male patients in up to three dose cohorts, ages 18-45 years old, who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy. In addition to safety endpoints, the trial will measure plasma I2S activity, urinary GAG levels and other peripheral disease manifestations. Qualitative data on unmet medical needs from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT. We expect to provide initial data from the juMPStart trial in the second half of 2023.

HMI-204 for Treatment of Adult Patients with MLD

We completed IND-enabling studies with HMI-202, an investigational gene therapy for the treatment of patients with MLD. Applying the learnings from these IND-enabling studies, in August 2022, we announced the details of HMI-204, an optimized, in vivo, one-time gene therapy product candidate for the treatment of MLD. We continue to actively seek a partner to advance this program.

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

In Europe, Libmeldy (autologous CD34+ cells encoding the ARSA gene), a lentiviral vector-based gene therapy for the treatment of MLD, became the first therapy approved for eligible patients with early-onset MLD in December 2020 following receipt of full (standard) market authorization by the EC. This treatment is not currently approved in the United States. While efficacious in late infantile and early juvenile children (with no or very early onset of symptoms), it has significant drawbacks, including myeloablation, the use of immunosuppression therapy, delayed onset of ARSA expression post-engraftment, conditioning regimens, and the risk of death from the stem cell transplant.

At WORLDSymposium™ in 2023, we reported the outcome of the optimization of HMI-202 resulting in the nomination of HMI-204. The design optimization focused on achieving near-normal (or higher) ARSA expression in all disease-relevant tissues, in addition to overall manufacturing improvements. HMI-204 is a single-stranded codon-optimized ARSA sequence driven by a ubiquitous promoter (AAVHSCcoARSA). Following a single intravenous administration, HMI-204 resulted in broad and targeted systemic biodistribution and robust expression in the central nervous system, consistent with our previously reported crossing of the blood-brain barrier in the Arsa knockout murine model of MLD.

Figure 12. Single administration of HMI-204 crossed the blood-brain barrier and resulted in a dose-response in ARSA activity in the brain of Arsa KO mice, as assessed 12 weeks post dosing. HMI-204 achieved levels of ARSA expression (doses X, Y and Z) predicted to lead to a direct motor benefit in the rotarod assay, as previously demonstrated with HMI-202.

In the brain of HMI-204-treated adult Arsa knockout mice, ARSA cellular expression patterns were nearly identical to that of murine Arsa distribution in wildtype age-matched littermates, as previously demonstrated with HMI-202. Moreover, the optimized HMI-204 construct showed lowered expression in the heart (as compared with HMI-202), while maintaining a strong liver expression, as demonstrated by the anti-ARSA immunohistochemistry (refer to Figure 13 below). Lastly, an overall improvement in HMI-204 productivity was achieved (refer to Figure 14 below).

Figure 13. In Arsa KO mice, HMI-204 maintained a robust and broad distribution of ARSA across the entire axis of the brain and liver while lowering its expression in heart tissue, as compared with the anti-ARSA biodistribution achieved with HMI-202.

Figure 14. Outcome of HMI-204 packaging productivity achieved leading to an ~120% improvement in vector genome yields compared with historical HMI-202 data.

HMI-104 for Treatment of Adult Patients with PNH

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. PNH is a rare, acquired, life-threatening blood disease caused by mutations in the PIGA gene that result in intravascular hemolysis, or red blood cell destruction, mediated by uncontrolled activation of the complement system. PNH results in thromboses, recurrent pain, severe anemia, kidney disease and impaired quality of life, among other outcomes.

Our GTx-mAb platform represents an additional way that we are leveraging our AAVHSCs to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with anti-C5 therapeutics levels, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human FcRn. We continue to advance HMI-104, which is currently in IND-enabling studies.

Figure 15. Preclinical C5 Data Demonstrated Potential when Administered as a Sustained, Low Dose, One-Time Treatment.

Additional Product Opportunities

Other CNS Diseases

We believe our gene therapy technology has the potential to address other CNS diseases, including Friedreich’s ataxia or FA. In FA, mutations in a gene called frataxin, or FXN, lead to progressive deterioration of the spinal cord leading to difficulty walking and eventual complete incapacitation and shortened lifespan. Other CNS diseases include Charcot-Marie-Tooth disease, or CMT, a group of disorders that affect the peripheral nerves, the nerves running from outside the brain and spine. The primary clinical features of this disease are slowly progressive distal weakness, muscle atrophy affecting the feet and legs and sensory loss. We also believe our gene therapy technology capable of confronting frontotemporal disorders, or forms of dementia caused by a family of brain diseases known as frontotemporal lobar degeneration. Dementia is a severe loss of thinking abilities that interferes with a person’s ability to perform daily activities such as working, driving, and preparing meals. Finally, in addition to Hunter syndrome and MLD, our technology has the potential to address other lysosomal storage disorders.

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

Manufacturing

As a company committed to curing diseases, the ability to deliver our novel therapeutic vectors to patients is critical. Therefore, we have built strong scientific AAV process development and manufacturing capabilities to support our clinical development programs. In 2022, we established OXB Solutions, an AAV manufacturing and innovation business which incorporated our process development and manufacturing platform and process that supports both gene therapy, gene editing and our GTx-mAb platform, and is scalable from preclinical to GMP. Our process development and manufacturing strategy leverages a single platform for gene therapy, gene editing and our GTx-mAb platform that is scalable and facilitates rapid development to the clinic. Our development focus includes design and engineering of plasmid constructs, cell culture, transfection, purification, formulation and analytical development. We leverage our manufacturing platform across our entire pipeline, from our research programs to our preclinical and clinical programs. Our platform was designed from its inception to be our commercial process, allowing us to rapidly transition from research into the clinic and eventually to commercialization. Prior to the transaction with Oxford, our manufacturing platform had been scaled and tested across more than 450 different constructs with more than 550 unique lots of vector successfully executed. OXB Solutions announced that its platform has produced high-quality titers of E15 vg/L and achieved over 90% fully intact vector. Our manufacturing platform has been scaled to 2000L in non-GMP and 500L in GMP.

Our manufacturing strategy utilizes mammalian cells for our AAVHSC vector-based product candidates. All of our programs utilize HEK293 transfection in a serum-free suspension bioreactor process. HEK293 is a well-characterized and commonly used system for many clinical-stage AAV vector products. Additionally, HEK293 cells are familiar to regulatory authorities, and commercial raw materials and reagents are readily available. Our purification leverages chromatography-based operations to provide high quality vector and ensure robust commercial-scale operations. In addition to our process development, we also internally developed 45 analytical methods to test, monitor, and characterize our products. Expertise and learnings will be leveraged across all of our programs.

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed a transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB Solutions, which provides AAV vector process development and manufacturing services to biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019. We continue to leverage these process development and manufacturing capabilities through this business while reducing our costs and maintaining dedicated manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB Solutions Operating Agreement, we are entitled to designate one director on the board of directors of OXB Solutions, currently Albert Seymour, our President and Chief Executive Officer. Further, Tim Kelly, our former Chief Operating Officer, serves as the Chief Executive Officer and chairman of the board of OXB Solutions.

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

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene therapy and gene editing products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Generation Bio, Moderna, Nestlé Health Science, PTC Therapeutics, Jnana Therapeutics, Poseida Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. As such, the major competition in this space may be limited to American Gene Technologies and BioMarin, both of which are behind our development program according to public filings.

There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

If our Hunter syndrome treatment is approved, it may compete with approved products such as IZCARGO(R), a blood-brain-barrier-penetrating recombinant iduronate-2-sulfatase approved in Japan, Elaprase®, an enzyme replacement therapy, or ERT, from Takeda, and Hunterase ICV Injection, an ERT from GC Pharma, as well as investigational product candidates from Avrobio, Denali Therapeutics and REGENXBIO. However, we believe that only an I.V. gene therapy approach with the ability to cross the blood-brain-barrier has the potential to treat the peripheral and neurological manifestations.

If our MLD treatment is approved, it may compete with approved products such as Libmeldy, a lentiviral vector-based ex vivo gene therapy approved in the EU and a select group of additional countries for the treatment of MLD in pre-symptomatic and early symptomatic patients from Orchard Therapeutics, as well as investigational product candidates from Takeda and

Passage Bio. We believe that our optimized in vivo gene therapy approach for MLD could be used early in the disease progression with the potential for earlier protein expression, offering advantages over Orchard Therapeutics' ex vivo approach, as well as advantages over chronic, intrathecal ERTs, such as Takeda’s approach.

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

Furthermore, we rely upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product development candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to our current and any future product development candidates. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent is threatened, we may not be able to compete effectively in our markets, as it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product development candidates in any indication for which they are approved. For more information regarding these competitive risks, see Item 1A. “Risk Factors—Risks Related to Our Intellectual Property.”

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are licensed from third parties. As of December 31, 2022, we have an exclusive license or co-exclusive license under 21 United States issued patents, 16 foreign issued patents and 46 patent applications, pending in the United States and internationally.

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

These two families of patents and patent applications together include twelve granted patents in the United States, six foreign granted patents, and 15 pending applications in the United States, Europe, Canada, Australia and other selected countries in Latin America and Asia. The first family of issued patents and patent applications relates to our novel AAV vectors and their use in cellular transduction. The nine issued U.S. patents in this family are expected to expire in 2031 and may be extended by up to five years in the United States via patent term extension depending on the regulatory pathway of the products covered by such patents. The second family includes three issued U.S. patents relating to our AAV vectors and their use in genome editing. The issued patents in this family are expected to expire in 2035 and may be extended by up to five years in the United States and in certain other countries via patent term extension depending on the regulatory pathway of the products covered by such patents.

The Caltech Portfolio

In September 2016, we co-exclusively licensed, with another commercial third party, two families of patents and patent applications directed to novel AAV capsids and vectors that demonstrate enhanced blood-brain-barrier penetration for the potential treatment of CNS diseases from Caltech.

These families of patents and patent applications include eight granted patents in the United States, two granted patents in Europe, one granted patent each in Hong Kong, Japan, Korea, Israel, Colombia, Russia and South Africa, and 13 pending applications in the United States, Europe, Canada, Australia and other selected countries in Latin America and Asia. The eight issued U.S. patents relate to novel AAV capsids and vectors and are expected to expire between 2034 and 2036. Certain other patent applications directed to novel AAV capsids and vectors, if they were to issue, may have later expirations.

Trademarks

Our trademarks Homology Medicines, HMI, the H logo, the HOMOLOGY MEDICINES, INC. logo and AMENDR, are pending or registered in the United States and/or certain international countries. We currently own three registered trademarks and two pending trademark applications in the United States, 38 registered foreign trademarks, and seven pending foreign trademark applications.

Strategic Collaborations

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

As of the date of this Annual Report on Form 10-K, the Caltech technology is not utilized in any of our current therapeutic product candidates in development and our ongoing efforts with respect to the Caltech agreement are primarily focused on sublicensing the AAV-related patents owned by Caltech.

City of Hope License Agreement

In April 2016, we entered into an exclusive license agreement with COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. COH also granted us a non-exclusive, sublicensable, worldwide license to certain background patents owned by COH to develop, manufacture, use and commercialize licensed products and licensed services in any and all fields.

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

On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our current therapeutic product candidates in development, including HMI-102, HMI-103, HMI-203, HMI-204 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and BLA user-fee waivers. In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application, including a full BLA, to market the same drug or biologic for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan-designated product. Competitors, however, may receive approval of different products for the disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different disease or condition for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same condition or disease. If a drug or biological product designated as an orphan product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan product exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Any product candidate submitted to the FDA for marketing, including a product candidate with a Fast Track designation or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A BLA is eligible for priority review if the biological product candidate has the potential to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product candidate may be eligible for accelerated approval. Biological product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that such product candidates be approved on the FDA's determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled confirmatory clinical studies to verify and describe the predicted clinical benefit. Failure to conduct required confirmatory trials in a timely manner, or to verify a clinical benefit during such confirmatory trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Moreover, analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the European Union, or EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, additional reporting obligations and oversight if a manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

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

In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low priced markets exert a commercial pressure on pricing within a country.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products, once approved, or additional price increases.

Similar political, economic and regulatory developments are occurring in the EU and may affect the ability of pharmaceutical companies to profitably commercialize their products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the EU. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the EC, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs.

“Centralized MAs” are issued by the EC through the centralized procedure, based on the opinion of the EMA’s CHMP, and are valid across the entire territory of the EU. The centralized procedure is compulsory for certain types of product candidates such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) ATMPs such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. It is very likely that the centralized procedure would apply to the products we are developing.

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

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the EC. If this opinion is favorable, the Commission may then adopt a decision to grant an MA.

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

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

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

Advanced Therapy Classification

Based on legislation adopted in 2007, the EMA established an additional regulatory designation for products classified as an ATMP. The ATMP designation offers sponsors a variety of benefits similar to those associated with the PRIME scheme, including scientific and regulatory guidance, additional opportunities for dialogue with regulators, and pre-submission review and certification of the chemistry, manufacturing and controls, and nonclinical data proposed for submission in a forthcoming MAA for micro-,small-, or medium-sized enterprises. To qualify for this designation, product candidates intended for human use must be based on gene therapy, somatic cell therapy, or tissue engineered therapy.

Data and Marketing Exclusivity

The EU also provides opportunities for data and market exclusivity. Upon receiving a MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring significant clinical benefit over existing therapies. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

The application for orphan designation must be submitted before the MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of an MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the regulatory authorities cannot accept a MAA, or grant a MA, or accept an application to extend a MA, for the same indication, in respect of a similar medicinal product. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year orphan market exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, for example, where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (2) the applicant consents to a second orphan medicinal product application; or (3) the applicant cannot supply enough orphan medicinal product.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

UK-specific requirements

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. However, new legislation such as the EU CTR is not applicable in Great Britain.

Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the EC on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital

As of December 31, 2022, we had 92 full-time employees, including 25 employees with M.D. or Ph.D. degrees. Of these full-time employees, 66 employees are engaged in research and development activities, including clinical, regulatory and research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.homologymedicines.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information contained in the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K.

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

We are a clinical-stage genetic medicines company with a limited operating history. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business, which resulted in net income of $92.1 million for the three months ended March 31, 2022 (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the OXB Solutions Transaction). As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $429.1 million and $424.1 million, respectively. Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2022 and 2021 were $5.0 million and $95.8 million, respectively. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024, including, additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, IND-enabling activities relating to HMI-104, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates and any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of December 31, 2022, we do not have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

In addition, effective as of the OXB Solutions Transaction closing date, OXB Solutions incorporated Homology’s AAV manufacturing capabilities and is now operated by AAV manufacturing personnel formerly employed by Homology. We may not be able to effectively manage this transition and it could put additional strain on our personnel resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations–Oxford Biomedica Solutions Transaction" in Item 7 of Part II to this Annual Report on Form 10-K.

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

We may be required to make significant payments in connection with our license agreement with the City of Hope.

Under our license agreement with COH, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations, including potential payments if we were to sublicense the COH technology to additional strategic collaborators. If these payments become due, we may not have sufficient funds available to meet our obligations or we may have to direct funds from other development efforts, and as a result, our development efforts may be materially harmed.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

We intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our initiated Phase 1 pheEDIT clinical trial. In addition, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform.

We have concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and, prior to our recently initiated Phase 1 pheEDIT clinical trial, none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. Moreover, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform. In addition, because our programs are all in the research, preclinical or early-clinical stage, we have not yet been able to fully assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. All applications rely on the unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. We cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, studies conducted by a third party in non-human primates suggest that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity of the dorsal root ganglion, or DRG. To date, we have not observed the severe DRG toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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
•
obtaining institutional review board, or IRB, and ethics committee approval or positive opinion at each site;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations, or CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

Adverse public perception of genetic medicine, and gene editing in particular, may negatively impact the length of time required to advance our product candidates through clinical trials, including the pace at which we advance patient enrollment, and potential regulatory approval of, or demand for, our potential products.

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

A Breakthrough Therapy Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

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

A Fast Track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

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

The accelerated approval pathway may be used in cases in which the advantage of a drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verity and describe the drug or biologic’s predicted clinical benefit. If confirmatory studies fail to confirm such clinical benefit or if the sponsor fails to conduct such studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

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

We have received orphan drug designation for HMI-102 and HMI-103 in the United States and the EU for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency, for HMI-202 in the United States and EU for the use of AAVHSC15 expressing human arylsulfatase A for the treatment of metachromatic leukodystrophy, or MLD and for HMI-203 in the United States and the EU for the use of AAVHSC15 expressing human iduronate 2-sulfatase for the treatment of mucopolysaccharidosis type II (Hunter syndrome). In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same disease or condition for seven years, except in limited circumstances. The applicable exclusivity period is ten years in the EU. The European exclusivity period can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate as ours for diseases or conditions other than those in which we have been granted orphan drug designation. The same principles are valid for the EU as well.

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

A Regenerative Medicine Advanced Therapy designation from the FDA, or Advanced Therapy Medicinal Product classification by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

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

In the EU, a specific framework has been implemented for ATMPs to facilitate their access to the EU market. An ATMP can be classified into three main types of medicinal products: (i) gene therapy medicinal products containing genes that lead to a therapeutic, prophylactic or diagnostic effect, (ii) somatic-cell therapy medicinal products containing cells or tissues that have been manipulated to change their biological characteristics or cells or tissues not intended to be used for the same essential functions in the body which can be used to cure, diagnose or prevent diseases, and (iii) tissue-engineered products containing cells or tissues that have been modified so they can be used to repair, regenerate or replace human tissue. Companies developing product candidates may seek a scientific recommendation from the EMA’s CAT on ATMP classification. This optional procedure allows applicants to clarify whether a given product candidate based on genes, cells or tissues meets the scientific criteria which define ATMPs, in order to address, as early as possible, questions of borderline with other areas, which may arise as science develops. ATMP classification recommendation is adopted by the EMA’s CAT, after consultation with the EC. The EMA offers a range of advisory services and incentives to support the development of ATMPs such as contribution of the CAT’s members in the discussion of the scientific advice and fee waivers. Similarly to RMAT designation, ATMP classification in the EU does not change the standards for product approval, and there is no assurance that such classification will result in expedited review or approval.

Our contract manufacturers, including Oxford Biomedica Solutions LLC, are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. In March 2022, we closed an agreement with Oxford to establish a new AAV vector manufacturing company, Oxford Biomedica Solutions LLC, that incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and have operated since 2019. The related transactions closed on March 10, 2022. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

Serious adverse events or undesirable side effects caused by our product candidates have caused, and could in the future cause, us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A significant risk in any gene editing product is that the edit will be “off-target” (or “on-target,” but unwanted) and cause serious adverse events, undesirable side effects, toxicities or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. We cannot be certain that off-target editing will not occur in any of our planned or future clinical studies. There is also the potential risk of delayed adverse events following exposure to gene editing and/or gene therapy, due to the potential for persistent biological activity of the genetic material or other product components used to carry the genetic material.

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

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory authorities, that such product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA and other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program. Depending on the extent of these or any other FDA- and other regulatory authorities-required studies, approval of any BLA or application that we submit may be delayed by several years, or may require us to expend significantly more resources than we have available.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected to be adopted enduring the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the pharmaceutical industry in the long term.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the agency and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and related reorganization, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Also, resource constraints resulting from the COVID-19 pandemic have caused and could continue to cause the FDA and/or other agencies to be unable to provide requested feedback to companies navigating the regulatory review process on a timely basis.

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error (e.g., social engineering, phishing), a technical vulnerability, malfeasance or other disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any significant security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. In the United States, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, increases data privacy obligations for covered companies and provides individual privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing the likelihood of and risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA become enforceable on July 1, 2023. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, we have also been subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, on March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against us and certain of our executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that we failed to disclose certain information regarding efficacy and safety in connection with a Phase 1/2 HMI-102 clinical trial, and seeks damages in an unspecified amount. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts on September 2, 2022, and a motion to dismiss on October 17, 2022. Both motions are fully briefed and awaiting the court’s determination.

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

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. If our current programs are approved for the indications for which we are currently planning clinical trials, they may compete with other products currently under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Censa Pharmaceuticals, Generation Bio, Nestlé Health Science, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. If our Hunter syndrome treatment is approved, it may compete with therapies from Shire and/or GC Pharma. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics, Passage Bio and/or Shire. In vivo gene therapy approaches provide potential advantages over ex vivo approaches. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including but not limited to Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Prime Therapeutics and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

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
•
political and economic instability, including in light of the war between Russian and Ukraine;
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

Our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other product development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of December 31, 2022 we own three registered trademarks and two pending trademark applications in the United States, as well as 38 registered trademarks and seven pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Disruptions caused by the COVID-19 pandemic have resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, many clinical sites are under-resourced as a result of COVID-19 and other factors, impacting the sites’ ability to advance clinical trials in a timely manner. We could experience disruptions in conducting or completing our other ongoing and planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with our ongoing and planned clinical trials. It is possible that the COVID-19 pandemic may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials. If the COVID-19 pandemic and disruptions caused by government actions to limit its spread continue for a significant length of time, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

As the COVID-19 pandemic continues to evolve, the extent to which the pandemic may further impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. We recently experienced a modest workforce reduction commensurate with our previously disclosed pipeline prioritization. We have also incurred increased expenses in connection with the hiring of new employees, and we expect these increased costs to continue. Competition to hire from the limited pool of skilled workers discussed above is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 18.5% of our outstanding voting stock as of December 31, 2022. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, of approximately $283.5 million and $272.1 million, respectively. Our state NOLs, and federal NOLs generated in taxable years beginning before January 1, 2018, are subject to expiration and will expire at various dates through 2041. Federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years. As of December 31, 2022, we also had federal and state research and development and other tax credit carryforwards, or credits, including the orphan drug credit, of approximately $55.1 million and $14.8 million, respectively, available to reduce future income tax liabilities. The federal and state credits expire at various dates through 2041. These NOLs and credits could expire unused and be unavailable to offset future taxable income or income tax liabilities, to the extent subject to expiration. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or income tax liabilities. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, if any. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our state NOLs or credits may also be impaired or subject to limitations under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits.

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

We expect to continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If we fail to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair stockholders’ ability to sell or purchase the securities when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business, results of operations and the price of our common stock may be adversely affected.

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 8.0% for 2022. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, increased cost of drug product from OXB Solutions and other future potential contract manufacturing organizations, supplies and employee compensation expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

Moreover, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently occupy approximately 26,850 square feet of office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB Solutions that is schedule to expire in 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

On March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against the Company and certain of its executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and has filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). Both of these motions remain pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on The Nasdaq Global Select Market under the symbol “FIXX” since March 28, 2018. Prior to that time, there was no public market for our common stock.

Holders

As of March 1, 2023, there were approximately 57,678,435 shares of common stock outstanding with 13 holders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between March 28, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) and December 31, 2022, with the cumulative total return of (a) The Nasdaq Biotechnology Index, (b) The Nasdaq Composite Index and (c) The SPDR S&P Biotech ETF, which is an exchange-traded fund that seeks to replicate the performance of the S&P Biotechnology Select Index, over the same period. This graph assumes an initial investment of $100 on March 28, 2018 in our common stock, The Nasdaq Biotechnology Index, The Nasdaq Composite Index and The SPDR S&P Biotech ETF assumes the reinvestment of dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$-
03/28/18
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
Homology Medicines Inc.
NASDAQ Biotechnology Index
Nasdaq Composite Index
SPDR ETF S&P Biotech

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act during the quarter ended December 31, 2022.

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

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell-derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through a nuclease-free gene editing modality, gene therapy, or gene therapy to express antibodies platform, or GTx-mAb, which is designed to produce antibodies throughout the body. Our clinical programs include: HMI-103, an investigational gene editing candidate in clinical development for the treatment of patients with phenylketonuria, or PKU; HMI-203, an investigational gene therapy candidate in clinical development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome; and HMI-102, an investigational gene therapy candidate in clinical development for the treatment of adult patients with PKU, for which patient enrollment is currently paused. We are in Investigational New Drug Application, or IND, -enabling studies with our lead GTx-mAb gene therapy candidate, HMI-104, for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and are actively seeking a partner for HMI-204, a gene therapy candidate for metachromatic leukodystrophy, or MLD. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, including the ability to cross the blood-brain-barrier, peripheral nervous system, or PNS, bone marrow, cardiac and skeletal muscle and the eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the disease-relevant tissues exhibit. Our product-development strategy is to continue to develop in parallel gene therapy and gene editing product candidates. We believe our technology platform will allow us to provide transformative cures using either modality.

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

New preclinical data supporting the immunosuppression regimen incorporated in both the HMI-103 and HMI-203 clinical trials was presented at WORLDSymposium™ in 2023. In non-human primates, or NHPs, our data demonstrated that modulating T-cell activity using tacrolimus together with dexamethasone is important in reducing B- and T-cell activity, nAb formation, and maintaining transgene expression following rAAV administration in NHPs. These results support the use of a dexamethasone and tacrolimus immunosuppressive regimen in our ongoing gene editing clinical trial with HMI-103 (pheEDIT) in adults with phenylketonuria (NCT05222178) and gene therapy trial with HMI-203 (juMPStart) in adults with Hunter syndrome (MPS II) (NCT05238324).

Clinical-Stage Product Candidates

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In January 2023, we announced the dosing of the first participant in our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU, with additional patients in screening across ten active clinical trial sites with more expected to be initiated throughout 2023. We expect to provide initial data from the pheEDIT trial mid-year 2023.

The pheEDIT clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 and is expected to enroll up to nine patients in up to three dose cohorts, ages 18-55 years old, who have been diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial measures serum phenylalanine, or Phe, changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. Prior to dosing, participants complete an 82-day screening/run-in period to help us account for and more closely understand day-to-day Phe fluctuations. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-103 clinical trials.

We have received Fast Track Designation for HMI-103 from the U.S. Food and Drug Administration, or FDA, for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to PAH deficiency. Also, we have received orphan designation from the European Commission, or EC, and orphan drug designation from the FDA, for HMI-103 for the treatment of PAH deficiency.

We have presented preclinical data on the mechanism of action of our optimized HMI-103 gene editing candidate, which is designed to harness the body's natural DNA repair process of HR to replace the disease-causing PAH gene with a functional PAH gene and liver-specific promoter and to maximize PAH expression in all transduced liver cells through episomal expression. We observed significant Phe reduction following a single I.V. administration of the murine surrogate of HMI-103 in the PKU disease model out to 43 weeks (end of study). In this preclinical PKU model, the murine surrogate of HMI-103 was ten times more potent than non-integrating gene therapy vector HMI-102. Additionally, we observed on-target integration and no off-target integration following a single I.V. administration of HMI-103 in a humanized liver model, as determined by a genome-wide integration assay. Using quantitative molecular methods, we also demonstrated achievement of gene integration efficiencies in the humanized murine liver model that corresponded with Phe correction in the PKU murine model.

HMI-203: Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

In October 2021, we announced the initiation of a Phase 1 trial with HMI-203, an investigational gene therapy in development for the treatment of adults with Hunter syndrome. The juMPStart trial currently has five clinical sites in the U.S. and Canada with more expected to be initiated, and initial data are expected in the second half of 2023.

The juMPStart clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203 and is expected to enroll up to nine male patients in up to three dose cohorts, ages 18-45 years old, who have been diagnosed with Hunter syndrome and are currently receiving enzyme replacement therapy, or ERT. Qualitative data on unmet medical needs obtained from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT. In addition to safety endpoints, the trial will measure plasma I2S activity, urinary glycosaminoglycan, or GAG, levels, ERT discontinuation and other peripheral disease endpoints. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-203 clinical trials.

We have received orphan designation from the EC and orphan drug designation from the FDA, for HMI-203 for the treatment of mucopolysaccharidosis type II (Hunter syndrome).

Based on in vivo preclinical studies in a murine model of Hunter syndrome, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S enzyme expression, leading to significant reductions in heparan sulfate GAG levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant reductions in skeletal deformities compared with vehicle.

HMI-102: Investigational Gene Therapy for the Treatment of Adult Patients with PKU

On August 15, 2022, we paused the enrollment of our pheNIX clinical trial with HMI-102, a gene therapy candidate in development for the treatment of adults with PKU, in order to focus resources and efforts on our Phase 1 pheEDIT clinical trial evaluating in vivo gene editing candidate HMI-103 for PKU, which is currently recruiting for the adult PKU patient population. Though we have observed biologic activity in our pheNIX trial, including decreases in serum Phe and increases in tyrosine, or Tyr, this prioritization offers the potential for us to generate data, including with a new immunosuppression regimen with a shorter course of steroids and a T-cell inhibitor as part of the pheEDIT protocol, utilizing our product candidate HMI-103, sooner than would be possible to resume enrollment at pheNIX trial sites. We will continue to monitor all patients enrolled in the pheNIX long-term extension study.

Earlier-Stage Product Candidates

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. This platform represents an additional way that we are leveraging our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with levels associated with anti-C5 therapeutics, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human neonatal fragment crystallizable (Fc) receptor, or FcRn. We continue to advance HMI-104, which is currently in IND-enabling studies.

We completed IND-enabling studies with HMI-202, an investigational gene therapy for the treatment of patients with MLD. Applying the learnings from these IND-enabling studies, in August 2022, we announced the details of HMI-204, an optimized, in vivo, one-time gene therapy product candidate for the treatment of MLD. Following a single I.V. administration in the MLD murine model, this optimized candidate, which uses one of our proprietary AAVHSC capsids, crossed the blood-brain-barrier to the CNS and reached key peripheral organs involved in MLD. This resulted in expression of human ARSA, or hARSA, levels in multiple brain regions and cell types above the minimum level of enzyme needed to correct the MLD disease phenotype, hARSA activity levels in the brain predictive of functional assay improvements and hARSA activity in the serum. Additionally, these optimizations led to significant improvements in vector yield and superior packaging for the product candidate. We continue to actively seek a partner to advance this program.

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed a transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB Solutions, which provides AAV vector process development and manufacturing services to biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019. We continue to leverage these process development and manufacturing capabilities while reducing our costs and maintaining preferred customer status for the manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions, or the OXB Solutions Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB Solutions Operating Agreement, we are entitled to designate one director on the board of directors of OXB Solutions, currently Albert Seymour, our President and Chief Executive Officer. Further, Tim Kelly, our former Chief Operating Officer, serves as the Chief Executive Officer and chairman of the board of OXB Solutions.

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

License Agreements

In April 2016, we entered into an exclusive license agreement with City of Hope, or COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our current therapeutic product development candidates in development, including HMI-102, HMI-103, HMI-203, HMI-204 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

Management Team and Financial Overview

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, initial positive clinical data with HMI-102, scientific expertise, product-development strategy, manufacturing platform and process which we leveraged to establish OXB Solutions, and robust intellectual property strengthen our position as a leader in the development of genetic medicines.

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

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $3.2 million and $34.0 million in collaboration revenue for the years ended December 31, 2022 and 2021, respectively. Collaboration revenue for the year ended December 31, 2021 included the recognition of approximately $30.8 million of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, for which Novartis gave written notice of termination on February 26, 2021.

Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2022 and 2021 were $5.0 million and $95.8 million, respectively. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the OXB Solutions

Transaction). As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $429.1 million and $424.1 million, respectively.

Our total operating expenses were $136.5 million and $129.9 million for the years ended December 31, 2022 and 2021, respectively. As a result of the OXB Solutions Transaction, our quarterly operating expenses did decrease in the second quarter of 2022 and for the remaining quarters of 2022 as we implemented our program prioritization plan and experienced operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs. As a result of our agreement with Oxford, we are purchasing process development services and manufacturing production runs from OXB Solutions. Therefore, we experienced an increase in these costs with an offsetting decrease in the total costs to run our previously-owned manufacturing facility, including employee-related costs for the manufacturing employees who transitioned to the new company. We also had a modest workforce reduction commensurate with the pipeline prioritization in the second half of 2022.

In 2023, we expect our total operating expenses to decrease over the prior year as we continue to implement our program prioritization plan. However, research and development expenses associated with our ongoing development activities related to our product candidates will increase. For instance, we anticipate that expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities associated with HMI-104, our GTx-mAb product candidate for PNH, will increase. However, we anticipate reduced research and development expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we have paused future patient enrollment, as well as reduced expenses associated with our optimized MLD program which we have paused and are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs. We will continue to incur costs associated with operating as a public company.

Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates and our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to predict the timing and amount of increased operating expenses and capital expenditures associated with completing the research and development of our product candidates. Our future operating requirements will depend on many factors, including:

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

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2022 will enable us to fund our current projected operating expenses and capital expenditure requirements into the fourth quarter of 2024, including additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, IND-enabling activities relating to HMI-104, the continued optimization of our manufacturing processes through process development services with OXB Solutions and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of macroeconomic conditions, developments in our industry and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K. Additionally, our ability to raise capital may be further impacted by global macroeconomic conditions including as a result of international political conflict, supply chain issues and rising inflation and interest rates. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

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

Impact of the COVID-19 Pandemic

As the COVID-19 pandemic affected global healthcare systems as well as major economic and financial markets, we adopted several procedures focused on ensuring the continued development of our product candidates and protecting the health, wellbeing and safety of our workforce. We continue to work with trial sites to mitigate COVID-19-related disruptions to our clinical trials. However, despite our best efforts, disruptions caused by the COVID-19 pandemic resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial, and may result in delays or disruptions to any of our other current or planned clinical trials in the future. In addition, many clinical sites are under-resourced as a result of the COVID-19 pandemic and other factors, impacting the sites ability to advance clinical trials in a timely manner.

While the pandemic has not significantly impacted our results of operations, the situation remains dynamic and it is difficult to reasonably assess or predict the full extent of the negative impact that the COVID-19 pandemic may have on our business, financial condition, results of operations and cash flows. See “Risk Factors— The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Item 1A of this Annual Report on Form 10-K.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $3.2 million in collaboration revenue for the year ended December 31, 2022, related to the Stock Purchase Agreement with Pfizer (see Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding revenue recognition discussions).

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

•
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
•
allocated expenses for rent and other operating costs.

We expense research and development costs as incurred.

Research and development activities are central to our business model. We expect total research and development expenses in 2023 to decrease compared to our research and development expenses incurred in 2022 as we continue to implement our program prioritization plan. However, we expect our research and development expenses associated with our ongoing development programs and initiatives will increase. For instance, we anticipate that expenses associated with pheEDIT, our Phase 1 clinical trial with HMI-103 for the treatment of PKU will increase, expenses associated with juMPStart, our Phase 1 clinical trial with HMI-203 for the treatment of Hunter syndrome will increase, and IND-enabling activities associated with HMI-104, our GTx-mAb product candidate for the treatment of PNH, will increase. However, we anticipate reduced research and development expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we have paused future patient enrollment, as well as reduced expenses associated with our optimized MLD program for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, consulting and other costs. As a result of our agreement with Oxford, we will incur expenses for process development services and manufacturing product runs provided by OXB Solutions.

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

Other Income

Other income consists of a gain on the sale of our manufacturing business and interest income earned on our cash, cash equivalents, and short-term investments. Our interest income has increased due to significantly higher yields on invested funds during the year ended December 31, 2022 as compared to the prior year period.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal and state net operating loss carryforwards of $283.5 million and $272.1 million, respectively, that expire at various dates through 2041, to the extent subject to expiration. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $55.1 million and $14.8 million, respectively, that expire at various dates through 2041. Included in the $55.1 million of federal research and development credit carryforwards is $45.2 million of orphan drug credit carryforwards.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Accrued Research and Development Expenses—As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to contract research organizations and other third parties in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf and contract manufacturing organizations, including OXB Solutions, in connection with producing product for our clinical studies, vendors in connection with preclinical development activities and vendors related to product manufacturing and development and distribution of preclinical supplies.

We base our accrued expenses related to preclinical and clinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials and CMOs, including OXB Solutions, that manufacture product for our research and development activities on our behalf. The financial terms of these agreements are sometimes subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021	Change

Collaboration revenue	$3,208	$33,971	$(30,763)
Operating expenses:
Research and development	98,351	93,085	5,266
General and administrative	38,138	36,835	1,303
Total operating expenses	136,489	129,920	6,569
Loss from operations	$(133,281)	$(95,949)	$(37,332)
Other income:
Gain on sale of business	131,249	—	131,249
Interest income	3,230	185	3,045
Total other income	134,479	185	134,294
Income (loss) before income taxes	1,198	(95,764)	96,962
Provision for income taxes	(715)	—	(715)
Loss from equity method investment	(5,488)	—	(5,488)
Net loss	$(5,005)	$(95,764)	$90,759

Collaboration Revenue

Collaboration revenue for the year ended December 31, 2022 was $3.2 million, compared to $34.0 million for the year ended December 31, 2021. Collaboration revenue in both periods includes the recognition of collaboration revenue related to the Stock Purchase Agreement with Pfizer. Collaboration revenue for the year ended December 31, 2021 also includes the recognition of deferred revenue and reimbursements incurred under the collaboration and license agreement with Novartis, which terminated in August 2021. As a result of the termination, all remaining deferred revenue pursuant to the collaboration and license agreement with Novartis was recognized as we performed the final activities under the collaboration and license agreement through the termination date.

Research and Development Expenses

	For the Year Ended December 31,
(in thousands)	2022	2021	Change
External development costs for clinical programs:
HMI-102	$16,245	$18,501	$(2,256)
HMI-103	19,358	10,034	9,324
HMI-203	15,839	11,981	3,858
Other development-stage programs' external development costs	9,794	4,035	5,759
Employee-related costs	29,654	45,227	(15,573)
Other research and development costs	7,461	3,307	4,154
Total research and development expenses	$98,351	$93,085	$5,266

Research and development expenses for the year ended December 31, 2022 were $98.4 million, compared to $93.1 million for the year ended December 31, 2021. The increase of $5.3 million was primarily due to increases in direct costs of $9.3 million related to pheEDIT, our Phase 1 clinical trial with HMI-103 and $3.9 million related to juMPStart, our Phase 1 clinical trial with HMI-203, as we incurred costs to initiate sites and enroll patients in both trials. Additionally, there was a $5.8 million increase in direct research expenses related to our other development-stage programs, primarily due to higher spending on HMI-104, our GTx-mAb product candidate for PNH. Other research and development costs related to laboratory supplies and research materials for our early-stage research programs and platform-development work increased $4.1 million over the prior year. Partially offsetting these increases was a $15.6 million decrease in employee-related costs as a result of transferring employees to OXB Solutions upon the sale of our manufacturing business to Oxford. We also experienced a decrease of $2.3 million in direct research expenses for HMI-102 including costs incurred with our CRO to conduct and manage our Phase 2 pheNIX clinical trial as the trial was placed on clinical hold in February 2022 and enrollment was paused in August 2022.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $38.1 million, compared to $36.8 million for the year ended December 31, 2021. The increase of $1.3 million was largely due to the OXB Solutions Transaction, as we had an increase in consulting fees of $2.3 million which included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the transaction, as well as increased legal and audit fees of $1.8 million, which were primarily related to the OXB Solutions Transaction. In addition, insurance costs increased by $0.2 million. Partially offsetting these increases was a decrease of $1.0 million in depreciation expense as our leasehold improvements were transferred to OXB Solutions upon the sale of our manufacturing business in the first quarter of 2022, as well as a decrease of $0.9 million in market research expense resulting from program prioritization efforts implemented in the second half of 2022. Recruiting costs also decreased by $0.5 million as compared to the prior year.

Gain on Sale of Business

Gain on sale of business for the year ended December 31, 2022 was $131.2 million. On March 10, 2022, we closed our transaction with Oxford and recorded a gain of $131.2 million on the sale of our manufacturing business. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details surrounding the sale.

Interest Income

Interest income for the year ended December 31, 2022 was $3.2 million, compared to $0.2 million for the year ended December 31, 2021. The increase was the result of significantly higher yields on invested funds for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Provision for Income Taxes

We recorded an income tax provision of $0.7 million for the year ended December 31, 2022. The tax provision predominately resulted from the gain associated with the sale of our manufacturing business due to the transaction with Oxford. Though we had taxable income for the year ended December 31, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. We did not record an income tax provision (benefit) for the year ended December 31, 2021.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the year ended December 31, 2022, we recorded a loss from equity method investment of $5.5 million representing our share of OXB Solutions' net loss during the period from March 11, 2022 through December 31, 2022. See Notes 2 and 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the equity method of accounting.

Net Loss

Net loss for the year ended December 31, 2022 was $5.0 million, compared to $95.8 million for the year ended December 31, 2021. The decrease in net loss was primarily due to a gain of $131.2 million on the sale of our manufacturing business, offset by our operating expenses as described above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance the preclinical and clinical development of our product candidates. However, we expect that our research and development and general and administrative costs and our capital expenditures will decrease in 2023 compared with 2022 as a result of the program prioritization plan we implemented in the second half of 2022 as well as the operational cost savings we expect to realize related to personnel expenses, professional fees, consulting expenses and other costs. We do expect that our expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities associated with HMI-104, our GTx-mAb product candidate for PNH, will increase. We will incur expenses with CMOs, including OXB Solutions, to supply us with product for our preclinical and clinical studies as well as process development services. In addition, we expect to continue to incur costs associated with operating as a public company.

Conversely, we anticipate reduced research and development expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we have paused future patient enrollment, as well as reduced expenses associated with our optimized MLD program for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs.

We will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock, through an up-front payment and funding of research candidates from a collaboration partner and through the gross proceeds from our transaction with OXB Solutions. Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our IPO in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer through a private placement transaction.

Equity Offerings and ATM Program

In March 2020, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $150 million in "at-the-market" offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-237131) filed with the SEC on March 12, 2020 (as amended, the Shelf). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by us of up to an aggregate of $148.4 million of our common stock. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Select Market or on any other existing trading market for our common stock. We did not sell any shares of common stock under the Sales Agreement during the year ended December 31, 2022. As of December 31, 2022, there was $148.4 million of common stock remaining available for sale under the ATM. The Shelf will expire and no longer be effective, and accordingly will not be available for use for ATM offerings under the Sales Agreement, after March 12, 2023.

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

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed a transaction with Oxford pursuant to the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB Solutions, which will provide AAV vector process development services and manufacturing services to pharmaceutical and biotechnology companies. Pursuant to the terms of the agreements entered into as part of the OXB Solutions Transaction, we have assigned and transferred to OXB Solutions all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy and gene editing products. Oxford paid us $130.0 million upfront and invested $50.0 million to fund the new company in exchange for an 80 percent ownership stake, while we own 20 percent of the new company. Also, at any time following the three-year anniversary of the closing of the transaction, Oxford has an option to cause us to sell and transfer to Oxford and we have an option to cause Oxford to purchase from us, in each case all of our equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a maximum amount of $74.1 million. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Oxford transaction.

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

Cash Flows

Our cash, cash equivalents and short-term investments totaled $175.0 million and $155.9 million as of December 31, 2022 and 2021, respectively. We had no indebtedness as of December 31, 2022 and 2021.

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(113,661)	$(109,751)
Net cash provided by (used in) investing activities	36,716	(50,788)
Net cash provided by financing activities	596	52,169
Net change in cash, cash equivalents and restricted cash	$(76,349)	$(108,370)

Though our net change in cash, cash equivalents and restricted cash for the year ended December 31, 2022 was a decrease of $76.3 million, we had a net increase of $93.5 million in short-term investments primarily due to the $130.0 million up-front payment we received from Oxford in connection with the OXB Solutions Transaction.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $113.7 million, which was primarily utilized for the funding of our operating expenses of $136.5 million, as we incurred expenses associated with research and development activities including clinical trial activities associated with our HMI-103, HMI-203 and HMI-102 programs, preclinical development activities including IND-enabling studies for HMI-104 and research activities on other applications for our technology, adjusted for non-cash expenses of $112.0 million, which includes the one-time gain of $131.2 million recognized on the sale of our manufacturing business to Oxford, and a change in operating assets and liabilities of $3.4 million. The change in operating assets and liabilities was driven by increased accrued expenses and other liabilities of $7.4 million largely due to materials produced for us by OXB Solutions and accrued for at year-end, offset by decreased deferred revenue of $3.2 million and decreased accounts payable of $1.0 million.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $36.7 million, primarily due to $130.0 million of cash received from Oxford pursuant to the OXB Solutions Transaction (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We also had proceeds from maturities of short-term investments of $65.5 million. These two items were offset by purchases of short-term investments of $157.5 million and purchases of property and equipment of $1.3 million.

Net cash used in investing activities for the year ended December 31, 2021 was $50.8 million, attributable to maturities of short-term investments of $49.0 million, offset by purchases of short-term investments of $97.4 million and purchases of property and equipment of $2.4 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $0.6 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the year ended December 31, 2021 was $52.2 million, primarily due to $49.7 million of net proceeds from the issuance of common stock in follow-on public offerings and $1.5 million of net proceeds from the issuance of common stock pursuant to ATM financing.

Funding Requirements

Operating expenses increased during the year ended December 31, 2022 as compared to the year ended December 31, 2021. We expect total operating expenses to decrease in 2023 as we continue to implement our program prioritization plan, but research and development expenses for our ongoing clinical trials and development activities will increase. We will continue to incur costs associated with operating as a public company.

Though we expect our total operating expenses to decrease over the prior year, certain expenses will increase as we:

•
pursue the preclinical and clinical development of our product candidates;
•
pursue the preclinical and clinical development of other product candidates based on our gene therapy and gene editing technology;
•
further optimize our manufacturing processes and contract with CMOs, including OXB Solutions, to support our preclinical studies and clinical trials of our product candidates;
•
operate our research and development labs and purchase additional equipment for our operations;

•
in-license or acquire the rights to other products, product candidates or technologies;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional personnel in research, regulatory and clinical development as well as management personnel; and
•
expand our operational, financial and management systems.

Conversely, other expenses will decrease as we:

•
continue to implement our program prioritization efforts, focusing resources on progressing HMI-103 and HMI-203 through the clinic;
•
pause patient enrollment in our HMI-102 clinical trial;
•
pause development activities and seek a partner for HMI-204, our optimized MLD program;
•
employ cost-saving measures across all operational functions including personnel-related expenses, professional fees, consulting and other costs.

We believe that our existing cash, cash equivalents, and short term investments will enable us to fund our current projected operating expenses and capital expenditure requirements into the fourth quarter of 2024, including, additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing product candidate for PKU, our Phase 1 juMPStart clinical trial with HMI-203, our gene therapy product candidate for Hunter syndrome and our product candidate HMI-104 from our GTx-mAb platform for the treatment of PNH, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect.

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

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price.”

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

Contractual Obligations

As of December 31, 2022, we had non-cancelable operating leases with total future minimum lease payments of $44.9 million, of which $4.4 million will be payable in 2023. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases. These payments are for operating leases for our corporate headquarters in Bedford, Massachusetts, comprised of office, manufacturing and lab space that expire in June 2030 and May 2032. Under the terms of the OXB Solutions Transaction, our leases for this space has been assigned to OXB Solutions effective March 10, 2022, with Homology subleasing a portion of lab and office space back from OXB Solutions. This assignment significantly decreases our contractual obligations under our operating leases to approximately $9.0 million through 2024 when the sublease expires. However, as we have not been released from being the primary obligor under such lease, the related right-of-use asset and operating lease liability were not derecognized and remain on our balance sheet and we act as sublessor to OXB Solutions for accounting purposes. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our lease agreement.

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

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days and, as a result, are not included in the table of contractual obligations above. Pursuant to the terms of the Supply Agreement with OXB Solutions entered into in March 2022, we have agreed to purchase from OXB Solutions at least 50% of our clinical supply requirements of AAV-based products during the initial term of the Supply Agreement. We are committed to purchase a minimum number of batches of drug substance and drug product, as well as process development services, totaling approximately $29.7 million in 2023 under the Supply Agreement. The Supply Agreement provides for an initial term of three years, which period may be extended for an additional one-year term. After the initial term, we will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either Party may terminate the Supply Agreement upon an uncured material breach by the other Party or upon the bankruptcy or insolvency of the other Party.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $175.0 million, or 76.6% of our total assets at December 31, 2022, and $155.9 million, or 73.6% of our total assets at December 31, 2021. Interest income earned on these assets was $3.2 million in 2022 and $0.2 million in 2021. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At December 31, 2022, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2022 and 2021.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this item are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers:
Albert Seymour, Ph.D.	55	President and Chief Executive Officer and Director
W. Bradford Smith	67	Chief Financial and Business Officer and Treasurer
Paul Alloway, Ph.D., J.D.	52	Chief Legal Officer and Secretary
Michael Blum	55	Chief Commercial Officer
Julie Jordan, M.D.	51	Chief Medical Officer
Directors:
Arthur O. Tzianabos, Ph.D.	59	Chairman of the Board of Directors
Jeffrey V. Poulton(1)	55	Lead Independent Director
Steven Gillis, Ph.D.(3)	69	Director
Richard J. Gregory, Ph.D.(2)	65	Director
Matthew R. Patterson(1)	51	Director
Alise S. Reicin, M.D.(2)(3)	62	Director
Mary Thistle(1)(2)	63	Director

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Executive Officers

Albert Seymour, Ph.D. has served as our Chief Executive Officer and a member of our board of directors since September 2022 and as our President since April 2022. Previously, Dr. Seymour served as our Chief Scientific Officer from April 2016 to April 2022. Prior to joining the Company, Dr. Seymour was Senior Vice President, Head of Global Research and Nonclinical Development at Shire plc, a biotechnology company, from 2011 to 2016. Dr. Seymour received his B.A. in Biology from the University of Delaware, an M.S. from Johns Hopkins University School of Medicine and his Ph.D. in Human Genetics from the University of Pittsburgh. We believe that Dr. Seymour’s extensive knowledge of our Company and industry qualifies him to serve as a member of our board of directors.

W. Bradford Smith has served as our Chief Financial Officer, Chief Business Officer and Treasurer since March 2022, Chief Financial Officer and Treasurer from April 2017 to March 2022, and our Secretary from July 2017 to June 2020. From March 2014 to April 2017, Mr. Smith was Chief Financial Officer of Ocular Therapeutix, Inc., a biopharmaceutical platform company. Prior to joining Ocular Therapeutix, Inc., Mr. Smith served as the Chief Financial Officer of OmniGuide, Inc., a medical device company, from July 2008 to March 2014. Mr. Smith has served as a member of the board of directors of Lyra Therapeutics, Inc., clinical-stage therapeutics company, since November 2019. Mr. Smith holds a B.S. in Biology from Tufts University and an M.B.A. from the Whittemore School of Business and Economics at the University of New Hampshire.

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

Julie Jordan, M.D. has served as our Chief Medical Officer since March 2023 and prior to that, she served as our Senior Vice President, Head of Clinical Development and Operations from February 2022 to March 2023 and Vice President, Clinical Development from May 2021 to February 2022. Prior to joining Homology, Dr. Jordan was the Senior Director, Global Clinical Development at Cerevel Therapeutics, LLC, a pharmaceutical company, from August 2019 to April 2021. Prior to joining Cerevel Therapeutics, Dr. Jordan served as the Executive Director, Global Clinical Development at Avanir Pharmaceuticals, Inc. (“Avanir”), a pharmaceutical company, from March 2019 to July 2019 and the Senior Director, Global Clinical Development at Avanir from April 2017 to February 2019. Prior to joining industry, Dr. Jordan was a Clinical Instructor of Medicine at Harvard Medical School, treating patients at Massachusetts General Hospital (“MGH”). Dr. Jordan holds an A.B. in Biology from Harvard College and an M.D. from Harvard Medical School and completed her residency in internal medicine at MGH, Harvard Medical School.

Directors

Arthur O. Tzianabos, Ph.D. has served as the Chairman of our board of directors since September 2022 and he has served as a member of our board since April 2016. Dr. Tzianabos has served as Venture Partner at 5AM Ventures since September 2022. Dr. Tzianabos was our President and Chief Executive Officer from April 2016 to September 2022. Dr. Tzianabos joined Homology from OvaScience, Inc., a biotechnology company (which has since merged with and into Millendo Therapeutics, Inc.), where he served as President and Chief Scientific Officer from September 2013 to March 2016. Prior to OvaScience, Dr. Tzianabos spent eight years at Shire plc, a biotechnology company, where he served in positions of increasing responsibility, including Senior Director, Discovery Research, Vice President, Program Management and Senior Vice President and Head, Research and Early Development. From 1992 to 2005, Dr. Tzianabos was a faculty member at Harvard Medical School and maintained laboratories at the Channing Laboratory, Brigham and Women’s Hospital and the Department of Microbiology and Molecular Genetics at Harvard Medical School. Dr. Tzianabos has served as a director of Stoke Therapeutics, Inc., a public biotechnology company, since April 2018. Dr. Tzianabos previously served as chairman of the board of directors of Akouos, Inc., a public biotechnology company, from July 2018 until its acquisition by Eli Lilly in December 2022, and a director of BIND Therapeutics, Inc., a biotechnology company, from October 2015 until its acquisition by Pfizer in July 2016. Dr. Tzianabos holds a B.S. in Biology from Boston College and a Ph.D. in Microbiology from the University of New Hampshire, and completed a Post-Doctoral Fellowship in Immunology at Harvard Medical School. We believe Dr. Tzianabos’ extensive academic and clinical experience, as well as his knowledge of our company and the industry, qualifies him to serve on our board of directors.

Jeffrey V. Poulton has served as a member of our board of directors since July 2020 and as our Lead Independent Director since September 2022. Mr. Poulton has served as Executive Vice President and Chief Financial Officer at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company, since August 2019. Prior to joining Alnylam, Mr. Poulton served as Chief Financial Officer of Indigo Agriculture, Inc., a plant microbiome company, from January 2018 to April 2019, where he supported the initial commercial scale-up of the business, including expansion outside the U.S. Between 2003 and December 2017, Mr. Poulton held various roles of increasing responsibility at Shire plc, most recently as Chief Financial Officer and a member of Shire’s executive committee and board of directors from January 2015 to December 2017. During his tenure at Shire, Mr. Poulton also led Shire’s rare disease U.S., LATAM and Asia Pacific commercial operations, as well as Shire’s global rare disease business unit. Prior to Shire, Mr. Poulton led corporate finance and business development initiatives in both the gas and electric utilities industry and the materials manufacturing sector, serving in financial leadership positions at Cinergy Corp. and PPG Industries. Mr. Poulton also served in the United States Navy as a Commissioned Officer. Mr. Poulton holds a B.A. in Economics from Duke University and an M.B.A. from Indiana University. Mr. Poulton is a Certified Management Accountant. We believe that Mr. Poulton is qualified to serve on our board of directors due to his finance background and industry experience.

Steven Gillis, Ph.D. has served as a member of our board of directors since 2016. Since 2005, Dr. Gillis has been a managing director at ARCH Venture Partners, a venture capital firm. From 1994 to 2005, Dr. Gillis served as Chief Executive Officer and chairman of the board of directors of Corixa Corporation, which he co-founded in October 1994. Previously, Dr. Gillis served as Director, Head of Research and Development, Chief Scientific Officer and acting Chief Executive Officer of Immunex Corporation, which he co-founded, from 1981 until his departure in 1994. As a former director and chairman of Trubion Pharmaceuticals, Inc., Dr. Gillis led its acquisition by Emergent BioSolutions in the fall 2010. Dr. Gillis has served as a director of Takeda Pharmaceutical Company Limited (and as director of Shire plc prior to its acquisition by Takeda) since January 2019. In addition, Dr. Gillis has also served as a director and chairman of VBI Vaccines Inc. since May 2016 and as a director and chairman of Codiak BioSciences, Inc. since November 2015. Dr. Gillis also currently serves as a director of several private companies. Dr. Gillis previously served as a director at Pulmatrix, Inc. from 2008 to 2020 and at bluebird bio, Inc. from 2011 to 2015. Dr. Gillis received his B.A. in Biology and English from Williams College and his Ph.D. in Biological Science from Dartmouth College. We believe that Dr. Gillis’s knowledge of immunology and experience in the venture capital industry, particularly with biotechnology and pharmaceutical companies, qualifies him to serve as a member of our board of directors.

Richard J. Gregory, Ph.D. has served as a member of our board of directors since 2015. Prior to his retirement, Dr. Gregory served as Executive Vice President and Chief Scientific Officer of ImmunoGen, Inc., a biotechnology company, from 2015 until August 2019. Prior to joining ImmunoGen, Inc., he spent 25 years at Genzyme Corporation, a biotechnology company, in roles of increasing responsibility, including Vice President of Gene Therapy and Head of Research from 2003 until Genzyme Corporation’s acquisition by Sanofi in 2011, and Head of Research and Development for Sanofi-Genzyme from 2011 through 2014. Dr. Gregory has served as a director of ProMIS Neurosciences, Inc. since October 2016 and as a director of CANbridge Pharmaceuticals Inc. since April 2020. Dr. Gregory received his B.S. in Biochemistry from Virginia Tech and holds a Ph.D. in Biochemistry from the University of Massachusetts, Amherst, and completed his post-doctoral work at the Worcester Foundation for Experimental Biology. He is also a Fellow of the American Institute for Medical and Biological Engineering. We believe that Dr. Gregory’s experience in the biotechnology and biopharmaceutical industries and his knowledge of immunology qualify him to serve as a member of our board of directors.

Matthew R. Patterson has served as a member of our board of directors since 2018. Mr. Patterson has served as chairman of the board of directors and Chief Executive Officer of Iris Medicine, Inc., a biotechnology company, since July 2022. He has also served as chairman of the board of directors of Vor Biopharma, Inc. since October 2020 and executive chairman of the board of directors of Remix Therapeutics Inc. since February 2021. Mr. Patterson is the co-founder of Audentes Therapeutics, Inc., a biotechnology company, and served as its Chief Executive Officer from November 2012 until its acquisition by Astellas Pharma Inc. in January 2020. Mr. Patterson also served as Audentes’ chairman of the board of directors from November 2012 to January 2020, and formerly served as its President until May 2018. Prior to that, Mr. Patterson was the Entrepreneur-In-Residence at OrbiMed Advisors LLC. Prior to OrbiMed, Mr. Patterson served in roles at Amicus Therapeutics, Inc., BioMarin Pharmaceutical Inc. and Genzyme Corporation. Mr. Patterson has served as a director of Vor Biopharma, Inc. since October 2020 and 5:01 Acquisition Corp. from September 2020 to October 2022. Mr. Patterson holds a B.A. in Biochemistry from Bowdoin College. We believe that Mr. Patterson’s experience in the biotechnology and biopharmaceutical industries, as well as his service on the board of directors of a public company provide him with the qualifications to serve as a director of our Company.

Alise S. Reicin, M.D. has served as a member of our board of directors since July 2019. Dr. Reicin has served as President and Chief Executive Officer of Tectonic Therapeutic, Inc., a biotechnology company, since August 2020. Prior to Tectonic, Dr. Reicin served as President and Head of Global Clinical Development at Celgene Corporation, a pharmaceutical company, from November 2018 to December 2019. Prior to Celgene, she served as Global Head of Clinical Development at EMD Serono, a pharmaceutical company, from May 2015 through October 2018. Prior to EMD Serono, Dr. Reicin served as VP, Program Leadership Oncology at Merck and Co., a pharmaceutical company. Dr. Reicin has served as a director of Sana Biotechnology, Inc. since December 2020. She holds a B.A. in Biochemistry from Barnard College of Columbia University and an M.D. from Harvard Medical School. We believe that Dr. Reicin’s clinical expertise and leadership roles in the biotechnology and biopharmaceutical industries provide her with the qualifications to serve as a director of our Company.

Mary Thistle has served as a member of our board of directors since 2018. Ms. Thistle has served as Special Advisor to the Bill & Melinda Gates Medical Research Institute, a non-profit biotech organization, from the fall of 2020 to June 2022, and previously served as the organization’s Chief of Staff from January 2018 to the fall of 2020. Prior to that, she held senior leadership positions at Dimension Therapeutics, Inc., a gene therapy company, including Chief Operating Officer from 2016 to 2017 and Chief Business Officer from 2015 to 2016. Prior to joining Dimension Therapeutics, Inc., she spent six years at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, where she held various leadership positions, including Senior Vice President, Business Development from 2014 to 2015, Vice President, Business Development from 2012 to 2013 and Senior Director, Business Development from 2009 to 2012. Prior to that, she held various positions at ViaCell, Inc. and PerkinElmer Inc. Ms. Thistle has served on the board of directors of Alaunos Therapeutics, Inc., formerly known as Ziopharm Oncology, Inc. since November 2020, Entrada Therapeutics, Inc. since May 2021 and Vigil Neuroscience, Inc. since April 2022. Ms. Thistle holds a B.S. in Business and Accounting from the University of Massachusetts, Boston and is a former Certified Public Accountant. We believe that Ms. Thistle is qualified to serve on our board of directors due to her finance and business development background and industry experience.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics (“Code of Conduct”) applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Conduct is available at the Investors section of our website, located at www.homologymedicines.com, under “Investors—Governance Documents.” We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers. The information contained on our website is not considered part of, or incorporated by reference into, this Annual Report on Form 10-K or any other filing that we make with the SEC.

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

Item 11. Executive Compensation.

This section discusses the material components of our 2022 compensation program for our current and former executive officers who are named in the 2022 Summary Compensation Table below. These “named executive officers” and their positions are:

•
Albert Seymour, Ph.D., Chief Executive Officer;
•
Arthur O. Tzianabos, Ph.D., Chairman of the Board and former Chief Executive Officer;
•
W. Bradford Smith, Chief Financial and Business Officer and Treasurer; and
•
Paul Alloway, Ph.D., J.D., Chief Legal Officer and Secretary.

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and 2021:

Name and principal position	Fiscal Year	Salary $		Bonus $ (2)	Option Awards $ (3)	Stock Awards $ (4)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (5)	Total $
Albert Seymour, Ph.D.	2022	527,554		—	323,003	87,430	250,800	8,700	1,197,487
Chief Executive Officer	2021	450,000		—	649,818	179,140	180,000	8,700	1,467,658
Arthur O. Tzianabos, Ph.D.	2022	437,151	(1)	—	603,575	157,180	362,100	112,055	1,672,061
Chairman of the Board and former Chief Executive Officer	2021	583,100		—	2,116,074	578,760	320,705	8,700	3,607,339
W. Bradford Smith	2022	460,900		66,094	217,287	56,910	184,360	8,700	994,251
Chief Financial and Business Officer and Treasurer	2021	445,300		120,000	1,016,382	275,600	178,120	12,377	2,047,779
Paul Alloway, Ph.D., J.D.	2022	415,700		70,771	163,828	43,360	166,280	8,700	868,639
Chief Legal Officer and Secretary

(1)
Dr. Tzianabos resigned as our Chief Executive Officer effective September 6, 2022. The amount reported in the salary column for 2022 is comprised of $411,618 in base salary for his employment prior to his resignation and $25,533 in accrued vacation paid in connection with his resignation.
(2)
Amounts reported in the bonus column for 2022 for Mr. Smith and Dr. Alloway are one-time cash bonuses approved by our compensation committee for performance in connection with the OXB Solutions transaction. The bonuses were paid in March 2022 and conditioned upon the employee’s continued service to the Company through the payment date.
(3)
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

(4)
Amounts reflect the full grant date fair value of restricted stock units granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock units in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.
(5)
Amounts shown represent 401(k) matching contributions for all of the named executive officers. For Dr. Tzianabos, the amount also includes $79,714 in consulting fees paid for services rendered during 2022 and $23,641 for fees earned as a non-employee director following his resignation. For additional information, refer to the discussion below under the headings “Narrative Disclosure to Summary Compensation Table—Retirement Plans” and “—Employment Agreements” and “Non-Employee Director Compensation.”

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for our named executive officers are base salary, annual performance bonuses and long-term equity-based compensation awards. The named executive officers also generally participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis.

2022 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The following table shows the annual base salaries for 2023 and 2022 of our named executive officers. While Dr. Seymour served as the Chief Scientific Officer from January 1, 2022 until April 21, 2022, his 2022 annual base salary was $465,800. Dr. Seymour’s 2022 annual base salary increased to $545,000 while he served as the President from April 21, 2022, until he was appointed as the Chief Executive Officer on September 6, 2022, when his annual base salary was increased to $570,000. The 2023 annual base salaries for our other named executive officers became effective January 1, 2023.

Name	2023 Annual Base Salary ($)	2022 Annual Base Salary ($)
Albert Seymour, Ph.D.	587,100	570,000
Arthur O. Tzianabos, Ph.D.	—	603,500	(1)
W. Bradford Smith	474,727	460,900
Paul Alloway, Ph.D., J.D.	428,171	415,700
(1)
Dr. Tzianabos resigned as our Chief Executive Officer effective September 6, 2022.

2022 Bonuses

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual goals as approved by our Board of Directors. For 2022, bonuses were based on attaining corporate goals relating to product development, manufacturing processes, and raising equity capital and individual goals related to each named executive officer’s area of responsibility within the Company. The 2022 target bonus amounts, expressed as a percentage of annual base salary, of our named executive officers were 55% for Dr. Seymour (which was increased from 40% to 50% in connection with his appointment as President then subsequently increased to 55% in connection with his appointment as Chief Executive Officer), 60% for Dr. Tzianabos, 40% for Mr. Smith and 40% for Dr. Alloway. Pursuant to the terms of his consulting agreement, Dr. Tzianabos remained eligible for his full 2022 bonus following his resignation as Chief Executive Officer.

In December 2022, our Board of Directors met to review performance against the 2022 bonus goals and, based on its determination that the corporate and individual goals had been achieved at 100% (or, with respect to Dr. Seymour, 80%) of target level, approved cash bonuses for the named executive officers in the amounts set forth in the Non-Equity Incentive Plan Compensation column of the “2022 Summary Compensation Table” above.

Our compensation committee has approved the following 2023 target bonus amounts, expressed as a percentage of annual base salary, of our named executive officers: 55% for Dr. Seymour, 40% for Mr. Smith and 40% for Dr. Alloway. Dr. Tzianabos is not eligible for a 2023 annual bonus.

Equity Compensation

We generally offer stock options and restricted stock units to our employees, including our named executive officers, as the long-term incentive components of our compensation program.

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

Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, restricted stock units vest annually in three equal installments on January 1st of each year after the grant date, subject to the holder’s continued service with us through the applicable vesting date.

We maintain the 2018 Incentive Award Plan to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our Company and to enable our Company to obtain and retain services of these individuals.

In February 2022, our named executive officers were granted the stock options and restricted stock units set forth in the table below under our 2018 Incentive Award Plan. Stock options were granted with exercise prices equal to the fair market value of our common stock on the date of grant, as determined under the terms of our 2018 Incentive Award Plan, and are subject to the standard vesting schedule for periodic awards described above. Restricted stock units are subject to the standard vesting schedule described above.

	February 24, 2022
Named Executive Officer	Stock Options Granted	Restricted Stock Units Granted
Albert Seymour, Ph.D.	128,000	21,000
Arthur O. Tzianabos, Ph.D.	350,000	58,000
W. Bradford Smith	126,000	21,000
Paul Alloway, Ph.D., J.D.	95,000	16,000

In connection with Dr. Seymour’s appointment as the Company’s President, on April 21, 2022, he received an option under the 2018 Incentive Award Plan to purchase 60,000 shares of our common stock. Dr. Seymour’s stock option vests and becomes exercisable in 48 equal monthly installments based upon his completion of each full month of service following April 21, 2022.

Additionally, in connection with Dr. Seymour’s appointment as the Company’s Chief Executive Officer, on September 6, 2022, he received an option under the 2018 Incentive Award Plan to purchase 23,000 shares of our common stock and an award under the 2018 Incentive Award Plan of restricted stock units with respect to 14,000 shares of common stock. Dr. Seymour’s stock option vests and becomes exercisable in 48 equal monthly installments based upon his completion of each full month of service following September 6, 2022, and the restricted stock units vest annually in three equal installments on the first three anniversaries of September 6, 2022, subject to his continued service with us through the applicable vesting date.

Please refer to our Outstanding Equity Awards at 2022 Fiscal Year End table below for additional information regarding the stock options and restricted stock units held by our named executive officers.

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

Employee Benefit Plans

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

Except for the benefits described above, we do not typically provide perquisites or personal benefits to our named executive officers.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

	Option Awards								Stock Awards
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	(1)	Per Share Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Albert Seymour, Ph.D.	1/1/2018		76,417		—		6.63	12/7/2027	—	—
	3/27/2018		66,501		—		16.00	3/27/2028	—	—
	1/1/2019		72,458		1,542		24.28	12/14/2028	—	—
	1/1/2020		80,208		29,792		19.92	12/11/2029	—	—
	1/1/2021		37,375		40,625		13.78	2/5/2031	—	—
	1/1/2022		29,333		98,667		2.71	2/24/2032	—	—
	4/21/2022		9,999		50,001		1.78	4/21/2032	—	—
	9/6/2022		1,437		21,563		2.18	9/6/2032	—	—
	1/1/2021		—		—		—	—	8,710	10,975
	1/1/2022		—		—		—	—	21,000	26,460
	9/6/2022		—		—		—	—	14,000	17,640
Arthur O. Tzianabos, Ph.D.	4/1/2016		462,135		—		0.47	4/22/2026	—	—
	1/1/2018		514,653		—		6.63	12/7/2027	—	—
	3/27/2018		92,376		—		16.00	3/27/2028	—	—
	1/1/2019		198,770		4,230		24.28	12/14/2028	—	—
	1/1/2020		261,041		96,959		19.92	12/11/2029	—	—
	1/1/2021		121,708		132,292		13.78	2/5/2031	—	—
	1/1/2022		80,208		269,792		2.71	2/24/2032	—	—
	1/1/2021		—		—		—	—	28,140	35,456
	1/1/2022		—		—		—	—	58,000	73,080
W. Bradford Smith	4/5/2017		89,904		—		0.63	4/6/2027
	1/1/2018		63,496		—		6.63	12/7/2027
	3/27/2018		49,711		—		16.00	3/27/2028
	1/1/2019		86,166		1,834		24.28	12/14/2028
	1/1/2020		80,937		30,063		19.92	12/11/2029
	1/1/2021		58,458		63,542		13.78	2/5/2031
	1/1/2022		28,875		97,125		2.71	2/24/2032
	1/1/2021		—		—		—	—	13,400	16,884
	1/1/2022		—		—		—	—	21,000	26,460
Paul Alloway, Ph.D., J.D.	5/1/2020	(4)	80,729		44,271		12.66	5/5/2030
	1/1/2021		37,854		41,146		13.78	2/5/2031
	1/1/2022		21,770		73,230		2.71	2/24/2032
	1/1/2021	(5)	—		—		—	—	8,710	10,975
	1/1/2022		—		—		—	—	16,000	20,160

(1)
Stock options have a term of ten years from the grant date and, unless otherwise indicated, vest and become exercisable in 48 equal monthly installments based upon the executive’s completion of each full month of service following the vesting commencement date, subject to the named executive officer’s continued service with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.
(2)
Represents unvested restricted stock units granted pursuant to the 2018 Incentive Award Plan. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. Unless otherwise provided below, restricted stock units vest annually in three equal installments on the first three anniversaries of the vesting commencement date, subject to the named executive officer’s continued service with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.
(3)
Market value calculated using the closing price per share of our common stock on December 30, 2022 of $1.26.
(4)
This option vests as to 25% on the first anniversary of the vesting commencement date and in 36 substantially equal monthly installments thereafter, subject to the named executive officer’s continued service with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.
(5)
These restricted stock units vest as to 50% on each of the second and fourth anniversaries of the vesting commencement date, subject to the named executive officer’s continued service with the Company through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Agreements” below.

Employment Agreements

We have entered into employment agreements with each of Dr. Seymour, Mr. Smith and Dr. Alloway. Additionally, we have entered into a consulting agreement with Dr. Tzianabos.

Effective April 21, 2022, we entered into an amended and restated employment agreement with Dr. Seymour. Under Dr. Seymour’s amended and restated employment agreement, if we terminate Dr. Seymour’s employment without “cause” or he resigns for “good reason,” subject to his timely executing a release of claims and continued compliance with a separate restrictive covenant agreement, he is entitled to receive (i) base salary continuation for a period of 12 months, (ii) payment of all bonuses earned but unpaid as of the date of termination and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date. If such a termination of employment occurs on or within 12 months following a change in control, then, in lieu of the foregoing severance benefits, subject to his timely executing a release of claims, Dr. Seymour is instead entitled to receive (a) an amount in cash equal to 1.5 times the sum of his base salary plus target annual bonus for the year of termination, (b) payment of all bonuses earned but unpaid as of the date of termination, (c) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, and (d) accelerated vesting of all unvested equity or equity-based awards that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Following his resignation as Chief Executive Officer on September 6, 2022, the Company entered into a consulting agreement with Dr. Tzianabos (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Dr. Tzianabos will provide advisory services to us until March 31, 2023 or the earlier termination of such services in accordance with the Consulting Agreement. In exchange for such services, Dr. Tzianabos will receive consulting fees of $26,571.43 per month. In addition, as consideration for his execution of a release of claims in the Company’s favor, Dr. Tzianabos received his annual bonus for 2022, calculated based on the achievement of corporate performance and as if he had remained employed for the full year, and his outstanding Company stock options and restricted stock units will remain outstanding and continue to vest and become exercisable, as applicable, as a result of his continued service with the Company under the Consulting Agreement or as a member of the Board.

Under our employment agreement with Mr. Smith, as amended on September 6, 2022, if we terminate Mr. Smith without “cause” or he resigns for “good reason,” subject to his timely executing a release of claims and continued compliance with a separate restrictive covenant agreement, he is entitled to receive (i) base salary continuation for a period of 12 months, (ii) payment of all bonuses earned but unpaid as of the date of termination and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date. If such a termination of employment occurs on or within 12 months following a change in control, then, in addition to the foregoing severance benefits, subject to his timely executing a release of claims, Mr. Smith is entitled to receive (a) his target annual bonus for the year of termination, payable in equal installments over the 12-month period after his termination and (b) accelerated vesting of all unvested equity or equity-based awards that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Under our employment agreement with Dr. Alloway, as amended on September 6, 2022, if we terminate Dr. Alloway without “cause” or he resigns for “good reason,” subject to his timely executing a release of claims and continued compliance with a separate restrictive covenant agreement, he is entitled to receive (i) base salary continuation for a period of 12 months, (ii) payment of all bonuses earned but unpaid as of the date of termination and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date. If such a termination of employment occurs on or within 12 months following a change in control, then, in addition to the foregoing severance benefits, subject to his timely executing a release of claims, Dr. Alloway is entitled to receive (a) his target annual bonus for the year of termination, payable in equal installments over the 12-month period after his termination and (b) accelerated vesting of all unvested equity or equity-based awards that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

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

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2022. Dr. Tzianabos served as a member of our Board during 2022. He was compensated as an employee for service as our Chief Executive Officer prior to his resignation in September 2022, and received consulting fees for advisory services to us and fees as a non-employee director following his resignation. Dr. Seymour served as a member of our Board beginning in September 2022. He is compensated as an employee for service as our Chief Executive Officer and does not receive additional compensation for his service as a member of our Board. See “Executive Compensation—2022 Summary Compensation Table” above for information regarding each of their compensation and “Executive Compensation—Outstanding Equity Awards at 2022 Fiscal Year-End” for option and restricted stock unit awards held by each of them.
2022 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Steven Gillis, Ph.D.	48,000	21,064	(2)	69,064
Richard J. Gregory, Ph.D.	45,000	21,064	(2)	66,064
Kush M. Parmar, M.D., Ph.D. (3)	58,207	21,064	(2)	79,271
Matthew R. Patterson	47,500	21,064	(2)	68,564
Jeffrey V. Poulton	47,500	21,064	(2)	68,564
Alise S. Reicin, M.D.	47,152	21,064	(2)	68,216
Mary Thistle	55,000	21,064	(2)	76,064
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
(2)
Consistent with our non-employee director compensation program described below, each non-employee director who continued serving on the board was granted an option to purchase 18,000 shares of our common stock granted to each then-current non-employee director on June 15, 2022 with an exercise price of $1.88 per share.
(3)
Dr. Parmar resigned from the Board in September 2022.

The table below shows the aggregate numbers of shares subject to option awards held as of December 31, 2022 by each non-employee director. Other than referenced above with respect to Dr. Tzianabos, none of our non-employee directors held any other outstanding equity awards as of December 31, 2022.

Name	Total Options Outstanding
Steven Gillis, Ph.D.	100,740
Richard J. Gregory, Ph.D.	100,740
Kush M. Parmar, M.D., Ph.D.	100,740
Matthew R. Patterson	101,690
Jeffrey V. Poulton	72,000
Alise S. Reicin, M.D.	85,160
Mary Thistle	100,740

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
chairman of the board, $35,000,
•
lead independent director, $20,000,
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

Director fees under the program are payable in arrears in four equal quarterly installments not later than the fifteenth (15th) day following the final day of each calendar quarter, provided that the amount of each payment is prorated for any portion of a quarter that a director is not serving on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders (1)	10,408,913	(2)	$10.96	(3)	3,964,791
Equity compensation plans not approved by security holders	—		—		—
Total	10,408,913		$10.96		3,964,791

(1)
Consists of the 2015 Stock Incentive Plan, as amended (the “2015 Plan”), the 2018 Incentive Award Plan (the “2018 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).
(2)
Includes 1,569,782 outstanding options to purchase stock under the 2015 Plan, 8,295,952 outstanding options to purchase stock under the 2018 Plan and 543,179 outstanding restricted stock units under the 2018 Plan.
(3)
As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2015 Plan was $3.96 and the weighted-average exercise price of outstanding options under the 2018 Plan was $12.28. This amount does not take into account restricted stock units, which have no exercise price.
(4)
Includes 2,188,360 shares available for future issuance under the 2018 Plan and 1,776,431 shares available for future issuance under the 2018 ESPP (of which 116,332 shares were issued with respect to the purchase period in effect as of December 31, 2022, which purchase period ended on February 28, 2023). As of March 26, 2018, in connection with our initial public offering, no further grants are made under the 2015 Plan. The 2018 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by our board of directors (but no more than 20,887,347 shares may be issued upon the exercise of incentive stock options), plus any shares that were subject to awards outstanding under the 2015 Plan as of the effective date of the 2018 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares. The 2018 ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors, provided that no more than 4,778,738 shares of our common stock may be issued under the 2018 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 1, 2023, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 57,678,435 shares of common stock outstanding as of March 1, 2023. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 1, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is One Patriots Park, Bedford, MA 01730. We believe, based on information provided to us that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or Greater Stockholders
Entities affiliated with ARCH Venture Fund(1)	5,768,694	10.0%
TLS Beta Pte. Ltd.(2)	5,650,996	9.8%
Pfizer Inc.(3)	5,000,000	8.7%
Entities affiliated with 5AM Ventures(4)	4,535,919	7.9%
Named Executive Officers and Directors
Albert Seymour, Ph.D.(5)	556,224	*
W. Bradford Smith(6)	503,517	*
Paul Alloway, Ph.D., J.D.(7)	181,975	*
Steven Gillis, Ph.D. (1)(8)	5,851,434	10.1%
Richard J. Gregory, Ph.D. (9)	93,546	*
Matthew R. Patterson (10)	83,690	*
Jeffrey V. Poulton (11)	41,760	*
Alise S. Reicin, M.D. (12)	67,160	*
Mary Thistle (13)	82,740	*
Arthur O. Tzianabos, Ph.D. (14)	1,923,684	3.2%
All executive officers and directors as a group (12 persons) (15)	9,603,576	15.7%

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
(5)
Includes options to purchase 408,522 shares of common stock that are or will be immediately exercisable by Dr. Seymour within 60 days of March 1, 2023.
(6)
Includes options to purchase 489,298 shares of common stock that are or will be immediately exercisable by Mr. Smith within 60 days of March 1, 2023.
(7)
Includes options to purchase 165,269 shares of common stock that are or will be immediately exercisable by Dr. Alloway within 60 days of March 1, 2023.
(8)
Includes options to purchase 82,740 shares of common stock that are or will be immediately exercisable by Dr. Gillis within 60 days of March 1, 2023.
(9)
Includes options to purchase 82,740 shares of common stock that are or will be immediately exercisable by Dr. Gregory within 60 days of March 1, 2023.
(10)
Consists of options to purchase 83,690 shares of common stock that are or will be immediately exercisable by Mr. Patterson within 60 days of March 1, 2023.
(11)
Consists of options to purchase 41,760 shares of common stock that are or will be immediately exercisable by Mr. Poulton within 60 days of March 1, 2023.
(12)
Consists of options to purchase 67,160 shares of common stock that are or will be immediately exercisable by Ms. Reicin within 60 days of March 1, 2023.
(13)
Consists of options to purchase 82,740 shares of common stock that are or will be immediately exercisable by Ms. Thistle within 60 days of March 1, 2023.
(14)
Includes options to purchase 1,815,289 shares of common stock that are or will be immediately exercisable by Dr. Tzianabos within 60 days of March 1, 2023.
(15)
Includes options to purchase 3,525,127 shares of common stock that are or will be immediately exercisable within 60 days of March 1, 2023.

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

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock since January 1, 2021.

Stock Purchase Agreement with Pfizer

On November 9, 2020, we entered into a stock purchase agreement, or the Stock Purchase Agreement, with Pfizer Inc., or Pfizer, which holds approximately 8.7% of our common stock as of March 1, 2023, pursuant to which Pfizer purchased 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. Under the Stock Purchase Agreement, Pfizer was granted an exclusive ROFR for a 30-month period beginning on the date of the closing of the private placement to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. Pfizer may exercise its right of first refusal under the ROFR one time for each of HMI-102 and HMI-103 during the ROFR period. Additionally, Pfizer has designated a member to join our Scientific Advisory Board to participate in matters related to the development of these programs. For more information regarding Pfizer and its equity holdings, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management.”

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

Director Independence

Steven Gillis, Ph.D., Richard J. Gregory, Ph.D., Matthew R. Patterson, Jeffrey V. Poulton, Alise S. Reicin, M.D. and Mary Thistle each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Dr. Gillis is affiliated with one of our significant stockholders. Arthur O. Tzianabos, Ph.D. is not independent because he was the President and Chief Executive Officer of Homology, until his resignation from the Company on September 6, 2022. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

	2022	2021
Fee Category	(in thousands)
Audit Fees	$949	$662
Tax Fees	34	154
All Other Fees	2	2
Total	$985	$818

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-27 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/18
3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/20
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-223409	4.2	3/19/18
4.2	Form of Indenture	S-3	333-230664	4.3	4/1/19
4.3	Description of Securities					*
10.1#	2015 Stock Incentive Plan, as amended, and forms of agreements thereunder	S-1/A	333-223409	10.1	3/19/18
10.2#	2018 Incentive Award Plan, and forms of awards thereunder	10-K	001-38433	10.2	3/11/21
10.3#	2018 Employee Stock Purchase Plan	S-1/A	333-223409	10.3	3/19/18
10.4#	2018 Employee Stock Purchase Plan – Offering Document	10-Q	001-38433	10.1	11/13/18
10.5#	Non-Employee Director Compensation Program	10-Q	001-38433	10.1	11/10/22
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-223409	10.5	3/19/18
10.7	Lease Agreement, dated December 21, 2017, by and between Homology Medicines, Inc. and Patriots Park Owner, LLC, as amended by the First Amendment to Lease, dated February 8, 2019, the Second Amendment to Lease, dated March 15, 2019, and the Third Amendment to Lease, dated November 9, 2021	10-Q	001-38433	10.1	11/15/21
10.8	Assignment and Assumption Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC	10-K	001-38433	10.8	3/23/22
10.9	Sublease Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC	10-K	001-38433	10.9	3/23/22
10.10#	Amended and Restated Employment Agreement, dated April 21, 2022, by and between Homology Medicines, Inc. and Albert Seymour	8-K	001-38433	10.1	4/21/22

10.11#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Bradford Smith	S-1/A	333-223409	10.13	3/19/18
10.12#	Amendment to Employment Agreement, dated as of September 6, 2022, by and between Homology Medicines, Inc. and W. Bradford Smith	8-K	001-38433	10.2	9/8/22
10.13#	Consulting Agreement, dated as of September 6, 2022, by and between Homology Medicines, Inc. and Arthur Tzianabos, Ph.D.	8-K	001-38433	10.1	9/8/22
10.14#	Employment Agreement, dated March 18 2020, by and between Homology Medicines, Inc. and Paul Alloway, Ph.D.	10-K	001-38433	10.13	3/23/22
10.15#	Amendment to Employment Agreement, dated September 6, 2022, by and between Homology Medicines, Inc. and Paul G. Alloway, Ph.D.	10-Q	001-38433	10.4	11/10/22
10.16#	Employment Agreement, dated September 1, 2021, by and between Homology Medicines, Inc. and Michael Blum	10-K	001-38433	10.14	3/23/22
10.17#	Amendment to Employment Agreement, dated September 6, 2022, by and between Homology Medicines, Inc. and Michael Blum	10-Q	001-38433	10.5	11/10/22
10.18†	Exclusive License Agreement, dated April 28, 2016, between Homology Medicines, Inc. and City of Hope	S-1/A	333-223409	10.16	3/19/18
10.19^	Stock Purchase Agreement, dated November 9, 2020, by and between Homology Medicines, Inc. and Pfizer Inc.	8-K	001- 38433	10.1	11/9/20
10.20	Equity Securities Purchase Agreement, dated January 28, 2022, by and among Homology Medicines, Inc., Roadrunner Solutions LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc	10-K	001- 38433	10.23	3/23/22
10.21	Amendment No. 1 to Equity Securities Purchase Agreement dated as of January 28, 2022 by and among Homology Medicines, Inc., Roadrunner Solutions LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc	10-K	001- 38433	10.24	3/23/22
10.22	Contribution Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner Solutions LLC	10-K	001- 38433	10.25	3/23/22
10.23^	Amended and Restated Limited Liability Company Agreement, dated March 10, 2022, by and among Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), Homology Medicines, Inc. and Oxford Biomedica (US) Inc.	10-K	001- 38433	10.26	3/23/22
10.24^	Manufacturing and Supply Agreement, dated March 10, 2022, by and among Homology Medicines, Inc., Roadrunner Solutions LLC and, solely for purposes of Section 2.3(b)(iii) thereof, Oxford Biomedica UK Limited	10-K	001- 38433	10.27	3/23/22
21.1	Subsidiaries of Homology Medicines, Inc.	S-1	333-223409	21.1	3/2/18
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

Homology Medicines, Inc.

Date: March 9, 2023	By:	/s/ Albert Seymour, Ph.D.
Albert Seymour, Ph.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Albert Seymour, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2023
Albert Seymour, Ph.D.

/s/ W. Bradford Smith	Chief Financial and Business Officer and Treasurer (principal financial and accounting officer)	March 9, 2023
W. Bradford Smith

/s/ Arthur Tzianabos, Ph.D.	Chairman of the Board of Directors	March 9, 2023
Arthur Tzianabos, Ph.D.

/s/ Jeffrey V. Poulton	Lead Independent Director	March 9, 2023
Jeffrey V. Poulton

/s/ Steven Gillis, Ph.D.	Director	March 9, 2023
Steven Gillis, Ph.D.

/s/ Richard J. Gregory, Ph.D.	Director	March 9, 2023
Richard J. Gregory, Ph.D.

/s/ Matthew R. Patterson	Director	March 9, 2023
Matthew R. Patterson

/s/ Alise S. Reicin, M.D.	Director	March 9, 2023
Alise S. Reicin, M.D.

/s/ Mary Thistle	Director	March 9, 2023
Mary Thistle

HOMOLOGY MEDICINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Homology Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Homology Medicines, Inc. and its subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 9, 2023

We have served as the Company's auditor since 2017.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$33,986	$108,382
Short-term investments	141,040	47,491
Assets held for sale	—	28,907
Prepaid expenses and other current assets	5,989	7,129
Total current assets	181,015	191,909
Equity method investment	25,814	—
Property and equipment, net	1,078	2,252
Right-of-use assets	20,563	15,607
Restricted cash	—	1,953
Total assets	$228,470	$211,721
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,144	$2,366
Accrued expenses and other liabilities	18,715	11,406
Operating lease liabilities	1,561	246
Deferred revenue	1,156	3,208
Total current liabilities	22,576	17,226
Non-current liabilities:
Operating lease liabilities, net of current portion	27,916	23,688
Deferred revenue, net of current portion	—	1,156
Total liabilities	50,492	42,070
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2022 and 2021; 57,483,910 and 57,150,274 shares issued and outstanding as of December 31, 2022 and 2021, respectively	6	6
Additional paid-in capital	607,513	593,784
Accumulated other comprehensive gain	(404)	(7)
Accumulated deficit	(429,137)	(424,132)
Total stockholders’ equity	177,978	169,651
Total liabilities and stockholders' equity	$228,470	$211,721

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021

Collaboration revenue	$3,208	$33,971
Operating expenses:
Research and development	98,351	93,085
General and administrative	38,138	36,835
Total operating expenses	136,489	129,920
Loss from operations	(133,281)	(95,949)
Other income:
Gain on sale of business	131,249	—
Interest income	3,230	185
Total other income	134,479	185
Income (loss) before income taxes	1,198	(95,764)
Provision for income taxes	(715)	—
Loss from equity method investment	(5,488)	—
Net loss	$(5,005)	$(95,764)
Net loss per share-basic and diluted	$(0.09)	$(1.73)
Weighted average common shares outstanding-basic and diluted	57,399,762	55,283,318

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2022	2021

Net loss	$(5,005)	$(95,764)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	(397)	(7)
Total other comprehensive gain (loss)	(397)	(7)
Comprehensive loss	$(5,402)	$(95,771)

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2021	50,265,575	$5	$524,358	$—	$(328,368)	195,995
Issuance of common stock in follow-on offering, net of discounts and issuance costs	6,596,306	1	49,743	—	—	49,744
Vesting of common stock from option exercises	3,091	—	13	—	—	13
Issuance of common stock from option exercises	59,465	—	145	—	—	145
Issuance of common stock pursuant to employee stock purchase plan	110,923	-	826	—	—	826
Issuance of common stock pursuant to ATM, net of discounts and issuance costs	114,914	—	1,454	—	—	1,454
Stock-based compensation	—	—	17,245	—	—	17,245
Other comprehensive loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(95,764)	(95,764)
Balance at December 31, 2021	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	106,890					—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	226,453	—	595	—	—	595
Stock-based compensation	—	—	13,054	—	—	13,054
Stock-based compensation for equity method investee			79			79
Other comprehensive loss	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(5,005)	(5,005)
Balance at December 31, 2022	57,483,910	$6	$607,513	$(404)	$(429,137)	$177,978

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(5,005)	$(95,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,293	8,353
Noncash lease expense	1,306	1,191
Loss from equity method investment	5,488	—
Stock-based compensation expense	13,054	17,245
(Accretion of discount) amortization of premium on short-term investments	(1,947)	894
Loss on disposal of property and equipment	49	133
Gain on sale of business	(131,249)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	840	(4,996)
Accounts payable	(981)	(2,487)
Accrued expenses and other liabilities	7,418	1,500
Deferred revenue	(3,208)	(33,411)
Operating lease liabilities	(719)	(2,409)
Net cash used in operating activities	(113,661)	(109,751)
Cash flows from investing activities:
Purchases of short-term investments	(157,460)	(97,392)
Maturities of short-term investments	65,461	49,000
Proceeds from sale of business	130,000	—
Purchases of property and equipment	(1,285)	(2,396)
Net cash provided by (used in) investing activities	36,716	(50,788)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on public offering, net of discounts and issuance costs	—	49,744
Proceeds from issuance of common stock pursuant to ATM financing, net of discounts and issuance costs	—	1,454
Proceeds from issuance of common stock from option exercises	1	145
Proceeds from issuance of common stock pursuant to employee stock purchase plan	595	826
Net cash provided by financing activities	596	52,169
Net change in cash, cash equivalents and restricted cash	(76,349)	(108,370)
Cash, cash equivalents and restricted cash, beginning of period	110,335	218,705
Cash, cash equivalents and restricted cash, end of period	$33,986	$110,335
Supplemental disclosures of noncash investing and financing activities:
Cash paid for income taxes	$720	$—
Reclassification of liability for common stock vested	$—	$13
Property and equipment additions included in accounts payable	$—	$241
Property and equipment additions included in accrued expenses and other liabilities	$8	$116
Unrealized loss on available for sale securities, net	$(397)	$(7)

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Homology Medicines, Inc. (the “Company”) is a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare diseases by addressing the underlying cause of the disease with one-time gene therapy and gene editing treatments. The Company was founded in March 2015 as a Delaware corporation. Its principal offices are in Bedford, Massachusetts.

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

On March 10, 2022, the Company closed a transaction with Oxford Biomedica plc ("Oxford"), to establish a new adeno-associated virus ("AAV") vector manufacturing company, Oxford Biomedica Solutions ("OXB Solutions") that provides AAV vector process development and manufacturing services to biotechnology companies. Under the terms of the agreement, the Company contributed its manufacturing team of 125 employees, manufacturing facility and equipment, manufacturing-related intellectual property and know-how and certain other assets. Oxford paid the Company $130.0 million of upfront cash and invested $50.0 million of cash to fund OXB Solutions in exchange for an 80 percent ownership interest, while Homology retained a 20 percent ownership interest in the new company and received a put option on this ownership position (see Note 6).

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

On March 12, 2020, the Company filed a Registration Statement on Form S-3 (File No. 333-237131) (as amended, the “Shelf”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 12, 2020. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). In connection with the filing of certain post-effective amendments to the Shelf, the sales agreement prospectus supplement now covers the offering, issuance and sale by the Company of up to an aggregate of $148.4 million of its common stock. The Company did not sell any shares of common stock under the Sales Agreement during the during the year ended December 31, 2022. As of December 31, 2022, there remained $148.4 million of common stock available for sale under the ATM. The Shelf will expire and no longer be effective, and accordingly will not be available for use for ATM offerings under the Sales Agreement, after March 12, 2023.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through December 31, 2022, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its from its transaction with Oxford (see Note 6), its collaboration and license agreement with Novartis Institutes of BioMedical Research, Inc. (“Novartis”) (see Note 10) and its private placement with Pfizer (see Note 15). During the year ended December 31, 2022, the Company incurred a loss from operations of $133.3 million and as of December 31, 2022, had $429.1 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that cash and cash equivalents and short-term investments as of December 31, 2022 will enable the Company to continue its operations for at least one year from the date of this filing. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$33,986	$108,382
Restricted cash	—	1,953
Total cash, cash equivalents and restricted cash	$33,986	$110,335

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company regularly invest excess cash with major financial institutions in money market funds, U.S. government and corporate debt securities and commercial paper, all of which can be readily purchased and sold using established markets. As of December 31, 2022, the Company’s cash and cash equivalents were held with two financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

Equity Method Investment—The Company uses the equity method of accounting to account for an investment in an entity that it does not control, but in which it has the ability to exercise significant influence over operating and financial policies. The Company's proportionate share of the net income or loss of the entity is included in consolidated net loss. Judgments regarding the level of influence over the equity method investment include consideration of key factors such as the Company's ownership interest, representation on the board of directors or other management body and participation in policy-making decisions.

Under the equity method of accounting, the Company’s investment is initially recorded at fair value on the consolidated balance sheets. Upon initial investment, the Company evaluates whether there are basis differences between the carrying value and fair value of the Company’s proportionate share of the investee’s underlying net assets. Typically, the Company amortizes basis differences identified on a straight-line basis over the underlying assets’ estimated useful lives when calculating the attributable earnings or losses, excluding the basis differences attributable to in-process research and development that has no alternative future use. If the Company is unable to attribute all of the basis differences to specific assets or liabilities of the investee, the residual excess of the cost of the investment over the proportional fair value of the investee’s assets and liabilities is considered to be equity method goodwill and is recognized within the equity investment balance, which is tracked separately within the Company’s memo accounts. The Company subsequently records in the statements of operations its share of income or loss of the other entity within other income/expense, which results in an increase or decrease to the carrying value of the investment. If the share of losses exceeds the carrying value of the Company’s investment, the Company will suspend recognizing additional losses and will continue to do so unless it commits to providing additional funding; however, if there are intra-entity profits this can cause the investment balance to go negative.

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

At December 31, 2022, the Company accounted for its investment in OXB Solutions using the equity method of accounting (see Note 6).

Offering Costs—The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with equity financings as other current assets until the transactions are completed. After equity financings are complete, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

Leases— The Company determines if an arrangement is a lease at contract inception. The Company’s contracts are determined to contain a lease when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset.

At the commencement date, operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company’s lease agreements do not provide an implicit rate. As a result, the Company utilizes an estimated incremental borrowing rate to discount lease payments, which is based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or lease incentives received. Operating lease cost is recognized over the expected term on a straight-line basis. The expected lease term includes noncancelable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option. Variable lease cost is recognized as incurred. Right-of-use assets are periodically evaluated for impairment.

The Company acts as sublessor related to a sublease of a substantial portion of the Company's headquarters that is now occupied by OXB Solutions (see Note 16). Fixed sublease payments received are recorded as a reduction to lease cost. Although Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions, the Company remains jointly and severally liable for the payment of rent under this lease and was not released from being the primary obligor under such lease. Therefore, the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s consolidated balance sheets.

Guarantees and Indemnifications—As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2022, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets, which consist primarily of property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have been recognized for these assets.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and related disclosures.
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

The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2022	2021
	(in thousands)
Cash	$19	$59
Money market funds	33,967	108,323
Total cash and cash equivalents	$33,986	$108,382

4. SHORT-TERM INVESTMENTS

The Company may invest its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s short-term investments as of December 31, 2022 and December 31, 2021:

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$57,138	$—	$—	$57,138
US Treasury securities	65,160	—	(335)	64,825
Corporate debt securities	19,146	—	(69)	19,077
Total	$141,444	$—	$(404)	$141,040

As of December 31, 2021	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$27,992	$—	$—	$27,992
Corporate debt securities	19,506	—	(7)	19,499
Total	$47,498	$—	$(7)	$47,491

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the years ended December 31, 2022 and 2021. The contractual maturity dates of all of the Company’s investments are less than one year.

5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	December 31, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$33,967	$33,967	$—	$—
Total cash equivalents	$33,967	$33,967	$—	$—
Short-term investments:
Commercial paper	$57,138	$—	$57,138	$—
US Treasury securities	64,825	—	64,825	—
Corporate debt securities	19,077	—	19,077	—
Total short-term investments	$141,040	$—	$141,040	$—
Total financial assets	$175,007	$33,967	$141,040	$—

Description	December 31, 2021	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$108,323	$108,323	$—	$—
Total cash equivalents	$108,323	$108,323	$—	$—
Short-term investments:
Commercial paper	$27,992	$—	$27,992	$—
Corporate debt securities	19,499	—	19,499	—
Total short-term investments	$47,491	$—	$47,491	$—
Total financial assets	$155,814	$108,323	$47,491	$—

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

There were no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021.

6. EQUITY METHOD INVESTMENT

Summary of Transaction

On March 10, 2022, the Company closed a transaction with OXB Solutions, Oxford Biomedica (US), Inc., ("OXB"), and Oxford, pursuant to the Equity Securities Purchase Agreement (the "Purchase Agreement"), dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, Homology and Oxford agreed to collaborate to operate OXB Solutions, which provides AAV vector process development and manufacturing services to pharmaceutical and biotechnology companies (the "OXB Solutions Transaction").

Pursuant to the terms of the Purchase Agreement and a contribution agreement (the "Contribution Agreement") entered into between Homology and OXB Solutions prior to the closing of the OXB Solutions Transaction (the "Closing"), Homology contributed its manufacturing team of 125 employees and assigned and transferred to OXB Solutions all of its assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy and gene editing products, including its manufacturing facility and equipment and manufacturing-related intellectual property and know-how, but excluding certain assets related to manufacturing or testing of Homology's proprietary AAV vectors (collectively, the "Transferred Assets"), in exchange for 175,000 common equity units in OXB Solutions ("Units"), representing 100 percent (100%) of the ownership interest of OXB Solutions, and OXB Solutions assumed from the Company, and agreed to pay, perform and discharge when due, all of the Company's duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

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

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB Solutions (the "OXB Solutions Operating Agreement") which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause Homology to sell and transfer to OXB, and (ii) Homology will have an option to cause OXB to purchase from Homology, in each case all of Homology's equity ownership interest in OXB Solutions at a price equal to 5.5 times the revenue for the immediately preceding 12-month period (together, the "Options"), subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB Solutions Operating Agreement, Homology is entitled to designate one director to the board of directors of OXB Solutions, currently Albert Seymour, Homology's Chief Executive Officer. Further, Tim Kelly, Homology's former Chief Operating Officer, serves as the Chief Executive Officer and chairman of the board of OXB Solutions.

The fixed assets transferred to the new company as part of this transaction met the assets held for sale criteria and were reclassified to assets held for sale as of December 31, 2021. The Company determined that the carrying value of the assets held for sale did not exceed fair value less costs to sell, which resulted in no impairment charge for the year ended December 31, 2021. As of December 31, 2021, the Company presented $28.9 million of fixed assets transferred to OXB Solutions as a current asset under the caption of “assets held for sale” in its consolidated balance sheet.

Pursuant to the OXB Solutions Transaction, the Company also assigned all of its right, title and interest in, to and under its facility lease to the new company. However, as the Company remains jointly and severally liable for the payment of rent under the facility lease, the Company has not been released from being the primary obligor under such lease and therefore the related right-of-use asset and lease liability are not derecognized and will remain on the Company’s balance sheet. The Company determined that the expected disposal of the fixed assets did not qualify for reporting as a discontinued operation since it did not represent a strategic shift that has or will have a major effect on the Company's operations and financial results.

Equity Method of Accounting

The Company has significant influence over, but does not control, OXB Solutions through its noncontrolling representation on OXB’s board of directors and the Company’s equity interest in OXB Solutions. In addition, the Company and OXB Solutions have intra-entity transactions through a series of agreements entered into in conjunction with the OXB Solutions Transaction, OXB Solutions granted certain licenses to the Company, and the Company has representation on the joint steering committee which oversees the activities governed by the Supply Agreement. Accordingly, the Company does not consolidate the financial statements of OXB Solutions and accounts for its investment using the equity method of accounting.

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

As of March 10, 2022, the Closing, the fair value of the Company’s investment in OXB Solutions was $31.2 million and the Company recorded a gain of $131.2 million on the sale of its manufacturing business in other income in the Company's consolidated statements of operations. The gain was computed as follows:

(in thousands)	March 10, 2022
Cash received	$130,000
Plus: Fair value of equity method investment	31,223
Less: Carrying value of transferred assets	(29,974)
Gain on sale of business	$131,249

In addition, the Company records its share of income or losses from OXB Solutions on a quarterly basis. For the year ended December 31, 2022, the Company recorded $5.5 million representing its share of OXB Solution's net loss. As of December 31, 2022, the carrying value of the equity method investment was $25.8 million.

Summarized Financial Information

Summarized financial information for OXB Solutions is as follows:

December 31,
2022
Balance Sheet Data	(in thousands)
Current assets	$39,237
Noncurrent assets	$228,745
Current liabilities	$12,352
Noncurrent liabilities	$37,718

December 31,
2022
Statement of Operations Data	(in thousands)
Revenues	$29,380
Net loss	$29,036

See Note 16 for information regarding the Company's related party transactions with OXB Solutions.

7. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$6,025	$5,857
Computers and purchased software	644	1,596
Furniture and fixtures	645	645
Property and equipment, at cost	7,314	8,098
Less accumulated depreciation and amortization	(6,236)	(5,846)
Property and equipment, net	$1,078	$2,252

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $1.3 million and $8.4 million, respectively. The Company disposed of approximately $0.1 million of property and equipment, net during each of the years ended December 31, 2022 and 2021. As of December 31, 2021, the Company has classified an additional $28.9 million of property and equipment, net in assets held for sale (see Note 6).

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued research and development expenses	$9,447	$2,193
Accrued compensation and benefits	5,953	7,805
Accrued professional fees	1,052	1,371
Accrued other	2,263	37
Total accrued expenses and other liabilities	$18,715	$11,406

9. COMMITMENTS AND CONTINGENCIES

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

In March 2022, in accordance with its transaction with OXB Solutions, the Company assigned all of its right, title and interest in, to and under its corporate headquarters lease to OXB Solutions and entered into a sublease agreement whereby

OXB Solutions subleased certain premises in its facility to Homology. However, as the Company has not been released from being the primary obligor under such lease, the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s balance sheet and the Company acts as sublessor to OXB Solutions for accounting purposes. See Note 6 for details. For the year ended December 31, 2022, the Company received $2.0 million in sublease payments from OXB Solutions, which is recorded as a reduction to lease cost.

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

The Company maintained letters of credit, secured by restricted cash, for security deposits totaling $2.0 million as of December 31, 2021 in conjunction with its leases. The Company had no security deposit or restricted cash as of December 31, 2022.

The following table summarizes operating lease costs and variable lease costs, as well as sublease income for the year ended December 31, 2022:

	Years ended December 31,
	2022	2021
	(in thousands)
Operating lease costs	$3,913	$2,592
Variable lease costs	2,142	2,127
Sublease income	(1,979)	(861)
Net lease cost	$4,076	$3,858

The maturities of our operating lease liabilities as of December 31, 2022 were as follows:

Amount
For the Years Ending December 31,	(in thousands)
2023	4,444
2024	4,578
2025	4,715
2026	4,857
Thereafter	26,266
Total undiscounted lease payments	$44,860
Less: imputed interest	(15,383)
Present value of operating lease liabilities	$29,477

The following table summarizes the lease term and discount rate as of December 31, 2022:

As of December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	8.2
Weighted-average discount rate
Operating leases	10.6%

The following table summarizes the supplemental cash flow information related to the Company's operating leases for the year ended December 31, 2022.

	Years ended December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,326	$3,810
Increase in lease liabilities and right-of-use assets due to lease remeasurement	$6,262	$10,901

Legal Proceedings—On March 25, 2022, the Company and certain of its executives were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Central District of California; Pizzuto v. Homology Medicines, Inc., No. 2:22–CV–01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and has filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). Both of these motions remain pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

10. LICENSE AGREEMENTS

Novartis

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

As the Collaboration Agreement terminated in 2021, there was no revenue recorded in the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized revenue under the Collaboration Agreement of $30.8 million, of which $30.2 million was included in deferred revenue at the beginning of 2021. As of December 31, 2022 and 2021, there was no deferred revenue related to the Collaboration Agreement. There was no accounts receivable or deferred revenue on the Company's consolidated balance sheets related to the Collaboration Agreement in either period presented.

City of Hope

In April 2016, the Company entered into an exclusive license agreement with City of Hope, or COH, an academic research and medical center. COH granted the Company an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields.

The Company is required to pay an annual license fee of $25,000, reimburse COH for patent costs incurred, pay amounts up to $3.2 million upon the achievement of certain development and commercialization milestones for each product under the license, pay royalties on future sales in the low single-digits and royalties on sublicense revenue in the low double-digits, if any. Other than the annual license fee, there were no payments to COH in 2021 or 2022. In January 2023, the Company paid $50,000 to COH upon dosing the first patient in the pheEDIT Phase 1 clinical trial.

On August 6, 2021, the Company received notice from COH that it did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect the Company's exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where the Company retains exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to the Company's exclusive worldwide license with COH does not impact any of its current therapeutic product candidates in development, including HMI-102, HMI-103, HMI-203, HMI-204 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

California Institute of Technology

In September 2016, the Company entered into a co-exclusive license agreement with the California Institute of Technology (“Caltech”), an academic research institute. The license term extends until the expiration, revocation, invalidation or unenforceability of the licensed patent rights. The Company is required to pay an annual minimal royalty fee of $20,000, reimburse for patent costs incurred, pay an amount up to $7.2 million upon the achievement of certain development and regulatory milestones and pay royalties on future sales in the low single-digits and royalties on sublicense revenue in the mid to high single-digits, if any. As of the date of this Annual Report, the Caltech technology is not utilized in any of the Company's current therapeutic product candidates in development and the Company's ongoing efforts with respect to the Caltech agreement are primarily focused on sublicensing the AAV-related patents owned by Caltech.

11. INCOME TAXES

Provision for income taxes consists of the following:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Federal tax provision:
Current	$698	$—
Deferred	—	—
Total federal tax provision	698	—
State tax provision:
Current	17	—
Deferred	—	—
Total state tax provision	17	—
Total tax provision	$715	$—

A reconciliation between the U.S. federal statutory tax and the Company’s tax provision is summarized below. The Company has changed the presentation of its rate reconciliation from percentages to dollar amounts in the current year.

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Federal statutory tax	$(901)	$(20,111)
Tax credits	(13,955)	(8,940)
State taxes, net of federal tax benefit	(2,994)	(8,240)
Non-deductible expenses	875	1,331
Other	1,410	(2,401)
Change in valuation allowance	16,280	38,361
Tax provision	$715	$—

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses	$76,735	$100,417
R&D credits	66,761	51,705
Equity compensation	7,888	6,919
Operating lease liabilities	8,003	6,520
Accrued expense and other	1,479	2,072
Deferred revenue	314	1,189
Capitalized R&D costs	24,477	868
Total deferred tax assets	185,657	169,690
Deferred tax liabilities:
Right-of-use assets	(5,583)	(4,252)
Depreciation	(171)	(1,541)
Other	(251)	(503)
Total deferred tax liabilities	(6,005)	(6,296)
Valuation allowance	(179,652)	(163,394)
Net deferred taxes	$—	$—

The Company recorded an income tax provision of $0.7 million for the year ended December 31, 2022. The year-to-date tax provision predominately results from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 6), offset by available federal and state net operating loss carryforwards and research and development tax credits which are subject to certain limitations as to their utilization. The Company did not record an income tax provision (benefit) for the year ended December 31, 2021.

At December 31, 2022, the Company had $283.5 million and $272.1 million of federal and state net operating loss carryforwards, respectively. Federal net operating loss carryforwards of $0.4 million, generated before 2018, will begin expiring in varying amounts through 2035 unless utilized. The remaining federal net operating loss carryforwards of $283.1 million, generated after 2017, will be carried forward indefinitely. The state net operating losses will begin expiring in varying amounts through 2041 unless utilized. At December 31, 2022, the Company had $55.1 million and $14.8 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2041. Included in the $55.1 million of federal research and development credit carryforwards is $45.2 million of orphan drug credit carryforwards.

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. A roll forward of the valuation allowance is as follows:

Valuation
Allowance
(in thousands)
Balance at December 31, 2021	$(163,394)
Utilization of net operating losses against taxable income	23,654
Increase in net deferred taxes	(39,912)
Balance at December 31, 2022	$(179,652)

For all years through December 31, 2022, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s consolidated financial statements.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. The Company completed a study to assess ownership changes through December 31, 2022. Based on this analysis, the net operating losses are limited but the Company does not believe that any of its net operating losses or research and development credit carryforwards will expire unutilized due to Section 382 limitations.

The Company files tax returns in the United States, Massachusetts and several other states. All tax years since inception remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

As of December 31, 2022, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2022 and 2021.

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

There were 57,483,910 and 57,150,274 shares of common stock outstanding at December 31, 2022 and 2021, respectively.

Preferred Stock—As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

13. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options and restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options granted under the 2015 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At December 31, 2022, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. As of December 31, 2022, there were 2,188,360 shares available for future grant under the 2018 Plan. On January 1, 2023, an additional 2,299,356 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2022.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. As of December 31, 2022, there were 1,776,431 shares available for future grant under the 2018 ESPP. On January 1, 2023, an additional 574,839 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2022.

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

During the year ended December 31, 2022, 226,453 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.6 million. During the year ended December 31, 2021, 110,923 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.8 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

For the Year Ended December 31,
	2022	2021
Expected volatility	68.7% - 70.1%	64.6% - 71.7%
Weighted-average risk-free interest rate	1.46% - 4.16%	0.50% - 1.33%
Expected dividend yield	— %	— %
Expected term (in years)	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$1.40 - $4.17	$4.85 - $13.91

A summary of option activity under the Plans during the year ended December 31, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2022	7,624,306	$14.25	7.5	$2,069
Granted	3,089,655	$2.64
Exercised	(293)	$2.71
Cancelled/Forfeited	(847,934)	$10.25
Outstanding at December 31, 2022	9,865,734	$10.96	7.2	$493
Vested and expected to vest at December 31, 2022	9,865,734	$10.96	7.2	$493
Exercisable at December 31, 2022	6,111,596	$13.19	6.3	$493

The total intrinsic value of options exercised during the year ended December 31, 2022 and 2021 was immaterial and $0.6 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.68 and $7.26, respectively.

Stock Awards Modifications

As part of the transaction with OXB Solutions (see Note 6), the Company transferred employees to OXB Solutions and modified approximately 1.6 million existing stock options and approximately 0.1 million existing restricted stock units granted to these transferred employees in prior periods in order to permit such individuals to continue vesting in their awards and exercise their vested options as long as they are employed by and provide services to OXB Solutions. The modification of the unvested stock awards to continue vesting was accounted for as a Type III (improbable to probable) modification under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Accordingly, the Company reversed all compensation cost previously recorded on the awards that were not expected to vest under the original terms. Total compensation cost reversed in the year ended December 31, 2022 was less than $0.1 million. Total compensation cost of $0.8 million, equal to the modification date fair value, will be recognized over the remaining service period. A portion of this total compensation cost will be included as a component of the loss from equity method investment.

The modification of the vested stock awards to permit transferred employees to exercise their options over the remaining life of the award, rather than the 90-day window for terminated employees, was accounted for as a modification under ASC 718. Accordingly, the Company recognized incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification. The fair value of the awards immediately before modification assumed a 90-day expected term, whereas the fair value immediately after assumed an expected term equal to the remaining life of the modified options. Total incremental compensation cost recognized in the year ended December 31, 2022 related to awards that were vested as of the modification date was $0.4 million.

Restricted Stock Units

The fair value of restricted stock units ("RSUs") is based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest annually in two or three equal installments on January 1st of each year after the grant date. The following table summarizes the Company's RSU activity for the year ended December 31, 2022:

	Number of	Weighted-
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at January 1, 2022	307,600	$12.75
Granted	400,495	$2.70
Vested	(106,890)	$12.42
Forfeited	(58,026)	$6.05
Outstanding at December 31, 2022	543,179	$6.12

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

	For the Year Ended December 31,
	2022	2021
	(in thousands)
General and administrative	$7,867	$8,450
Research and development	5,187	8,795
	$13,054	$17,245

As of December 31, 2022, there was $14.6 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.3 years at December 31, 2022.

14. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits, while the Company contributes to the plan at the discretion of the Board of Directors. The Company’s discretionary match made under the 401(k) Plan for the years ended December 31, 2022 and 2021 was $0.6 million and $0.8 million, respectively.

15. PFIZER STOCK PURCHASE AGREEMENT

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

The Company recognizes revenue over time as the measure of progress which it believes best depicts the transfer of control to Pfizer. The Information Committee will meet regularly over the ROFR Period to share information which results in recognition of the transaction price over the 30-month ROFR Period.

The Company recognized collaboration revenue of $3.2 million during each of the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, there was approximately $1.2 million and $4.4 million of deferred revenue related to the Company’s obligation to Pfizer, respectively.

16. RELATED PARTY TRANSACTIONS

Oxford Biomedica Solutions LLC

As described in Note 6, the Company has significant influence over, but does not control, OXB Solutions through its noncontrolling representation on OXB Solution’s board of directors and the Company’s equity interest in OXB Solutions. In March 2022, concurrently with the closing of the transaction with OXB Solutions, the Company entered into certain ancillary agreements with OXB Solutions including a supply agreement, a lease assignment and assumption agreement, a sublease agreement and a transitional services agreement.

Supply Agreement

Pursuant to the terms of the Manufacturing and Supply Agreement with OXB Solutions entered into in March 2022 (the "Supply Agreement"), the Company has agreed to purchase from OXB Solutions at least 50% of its clinical supply requirements of AAV-based products during the initial term of the supply agreement. The Supply Agreement will provide for an initial term of three years, which may be extended for an additional one-year term. Under the Supply Agreement, the Company is committed to purchase a minimum number of batches of drug substance and drug product, as well as process development services, totaling approximately $29.7 million in 2023. There are no minimum purchase commitments in 2024 (year three) of the Supply Agreement. After the initial term, the Company will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either party may terminate the Supply Agreement upon an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party.

During the year ended December 31, 2022, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of approximately $13.9 million, purchases of process development services of approximately $12.5 million and stability and other support of approximately $1.8 million. These amounts are included within research and development expenses on the Company's consolidated statements of operations. As of December 31, 2022, the amount due to OXB Solutions under the Supply Agreement was $5.2 million and was included in accrued expenses and other liabilities on the Company's consolidated balance sheets.

Lease Assignment and Sublease Agreement

As described in Note 9, the Company leases space for research and development, manufacturing and general office space in Bedford, Massachusetts. The Company and OXB Solutions entered into a lease assignment and assumption agreement pursuant to which Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions and a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as the Company remains jointly and severally liable for the payment of rent under this lease, the Company has not been released from being the primary obligor under such lease and therefore the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s consolidated balance sheets. Therefore, the Company is recording sublease income from OXB Solutions as if it were subleasing the space to OXB Solutions.

During the year ended December 31, 2022, the Company recorded sublease income of $2.0 million related to the sublease agreement with OXB Solutions. This amount was recognized as a reduction to lease expense in the Company's consolidated statements of operations. As of December 31, 2022, the amount of sublease income receivable from OXB Solutions was $0.5 million and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

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

Expenses incurred by the Company for services provided by OXB Solutions recognized under the Services Agreement totaled approximately $0.7 million for the year ended December 31, 2022, and is presented within research and development expenses in the consolidated statements of operations as the services related to facilities support within the Company's research and development labs. As of December 31, 2022, the amount due to OXB Solutions under the Services Agreement was $0.1 million and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The Company provided finance, human resources, IT and legal services to OXB Solutions under the Services Agreement and recognized $1.7 million for the year ended December 31, 2022, for amounts reimbursed by OXB Solutions as a reduction to general and administrative expense in the Company's consolidated statements of operations. As of December 31, 2022, the Company had a receivable balance of $0.3 million from OXB Solutions which was recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. Pursuant to the Services Agreement, the Company has been paying vendors on OXB Solutions' behalf; this process will be fully transitioned to OXB Solutions in 2023. As of December 31, 2022, the amount receivable from OXB Solutions for amounts paid to vendors on their behalf was $1.1 million and was included in prepaid expenses and other current assets on the Company's consolidated balance sheets. In addition, the Company had an amount due to OXB Solutions of $2.0 million as a result of a year-end reconciliation between the two companies related to vendor invoicing.

* * * * *