Form 10-Q
period 2023-03-31
Homology Medicines, Inc.
filed 2023-05-11
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 57,794,767 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic and the current economic slowdown on our business, the anticipated use of cash and business strategy, the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, research and development costs, the anticipated timing and likelihood of success of clinical trials, the expected timing of the release of clinical trial data, the timing and expectations surrounding regulatory communications, our relationship with third-parties, our intent to engage in future strategic partnerships, and the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential," or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements use these words or expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under “Summary Risk Factors” below and in the sections in this Quarterly Report on Form 10-Q titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. Unless the context requires otherwise, we use the terms “Homology,” “the Company,” “we,” “us,” “our” and similar designations in this Quarterly Report on Form 10-Q to refer to Homology Medicines, Inc. and its wholly-owned subsidiary.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,454	$33,986
Short-term investments	110,571	141,040
Prepaid expenses and other current assets	3,558	5,989
Total current assets	153,583	181,015
Equity method investment	23,036	25,814
Property and equipment, net	1,062	1,078
Right-of-use assets	20,200	20,563
Total assets	$197,881	$228,470
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,635	$1,144
Accrued expenses and other liabilities	12,892	18,715
Operating lease liabilities	1,626	1,561
Deferred revenue	354	1,156
Total current liabilities	18,507	22,576
Non-current liabilities:
Operating lease liabilities, net of current portion	27,475	27,916
Total liabilities	45,982	50,492
Commitments and contingencies (Note 8)		—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 57,794,767 and 57,483,910 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	610,056	607,513
Accumulated other comprehensive loss	(182)	(404)
Accumulated deficit	(457,981)	(429,137)
Total stockholders’ equity	151,899	177,978
Total liabilities and stockholders' equity	$197,881	$228,470

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Collaboration revenue	$802	$802
Operating expenses:
Research and development	19,988	24,273
General and administrative	8,325	14,147
Total operating expenses	28,313	38,420
Loss from operations	(27,511)	(37,618)
Other income:
Gain on sale of business	—	131,249
Interest income	1,469	32
Total other income	1,469	131,281
Income (loss) before income taxes	(26,042)	93,663
Provision for income taxes	—	(967)
Loss from equity method investment	(2,802)	(591)
Net income (loss)	$(28,844)	$92,105
Net income (loss) per share-basic	$(0.50)	$1.61
Net income (loss) per share-diluted	$(0.50)	$1.59
Weighted-average common shares outstanding-basic	57,716,344	57,279,963
Weighted-average common shares outstanding-diluted	57,716,344	57,875,576

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Net income (loss)	$(28,844)	$92,105
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	222	7
Total other comprehensive gain	222	7
Comprehensive income (loss)	$(28,622)	$92,112

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2022	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	87,140	—	—	—	—	—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	147,871	—	439	—	—	439
Stock-based compensation	—	—	4,051	—	—	4,051
Other comprehensive gain	—	—	—	7	—	7
Net income	—	—	—	—	92,105	92,105
Balance at March 31, 2022	57,385,578	$6	$598,275	$—	$(332,027)	$266,254

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2023	57,483,910	$6	$607,513	$(404)	$(429,137)	$177,978
Issuance of common stock from RSU vesting	194,525	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116,332	—	150	—	—	150
Stock-based compensation	—	—	2,369	—	—	2,369
Stock-based compensation for equity method investee	—	—	24	—	—	24
Other comprehensive gain	—	—	—	222	—	222
Net loss	—	—	—	—	(28,844)	(28,844)
Balance at March 31, 2023	57,794,767	$6	$610,056	$(182)	$(457,981)	$151,899

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(28,844)	$92,105
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225	348
Noncash lease expense	362	197
Loss from equity method investment	2,802	591
Stock-based compensation expense	2,369	4,051
(Accretion of discount) amortization of premium on short-term investments	(909)	38
Loss on disposal of property and equipment	11	—
Gain on sale of business	—	(131,249)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,431	507
Accounts payable	2,491	7,701
Accrued expenses and other liabilities	(5,815)	(4,988)
Accrued income taxes	—	967
Deferred revenue	(802)	(802)
Operating lease liabilities	(375)	(150)
Net cash used in operating activities	(26,054)	(30,684)
Cash flows from investing activities:
Purchases of short-term investments	(25,283)	—
Sales of marketable securities	56,883	—
Maturities of short-term investments	—	39,461
Proceeds from sale of business	—	130,000
Purchases of property and equipment	(228)	(1,149)
Net cash provided by investing activities	31,372	168,312
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock purchase plan	150	439
Proceeds from issuance of common stock from option exercises	—	1
Net cash provided by financing activities	150	440
Net change in cash, cash equivalents and restricted cash	5,468	138,068
Cash, cash equivalents and restricted cash, beginning of period	33,986	110,335
Cash, cash equivalents and restricted cash, end of period	$39,454	$248,403
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions included in accounts payable	$—	$59
Property and equipment additions included in accrued expenses and other liabilities	$—	$5
Unrealized loss on available for sale securities, net	$222	$7

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

On March 9, 2023, the Company filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of its common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock under the ATM during the three months ended March 31, 2023. As of March 31, 2023, there remained $75.0 million of common stock available for sale under the ATM.

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

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through March 31, 2023, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its transaction with Oxford (see Note 5), its collaboration and license agreement with a former collaboration partner and its private placement with Pfizer (see Note 11). During the three months ended March 31, 2023, the Company incurred a loss from operations of $28.8 million and as of March 31, 2023, had $458.0 million in accumulated deficit. The Company expects to incur additional operating losses and negative operating cash flows for the foreseeable future.

Based on current projections, management believes that cash and cash equivalents and short-term investments as of March 31, 2023 will enable the Company to continue its operations for at least one year from the date of this filing. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K on file with the SEC.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2023, and consolidated results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$39,454	$248,127
Restricted cash	—	276
Total cash, cash equivalents and restricted cash	$39,454	$248,403

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

At March 31, 2023, the Company accounted for its investment in OXB Solutions using the equity method of accounting (see Note 5).

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

The Company acts as sublessor related to a sublease of a substantial portion of the Company's headquarters that is now occupied by OXB Solutions (see Note 12). Fixed sublease payments received are recorded as a reduction to lease cost. Although Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions, the Company remains jointly and severally liable for the payment of rent under this lease and was not released from being the primary obligor under such lease. Therefore, the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s condensed consolidated balance sheets.

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

The Company recorded an income tax provision of $1.0 million for the three months ended March 31, 2022. The tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 5), offset by available federal and state net operating loss carryforwards and research and development tax credits which are subject to certain limitations as to their utilization. The Company did not record an income tax provision (benefit) for the three months ended March 31, 2023.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

3. SHORT-TERM INVESTMENTS

The Company may invest its excess cash in fixed income instruments denominated and payable in U.S. dollars, including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s short-term investments as of March 31, 2023 and December 31, 2022:

As of March 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$31,297	$—	$—	$31,297
US Treasury securities	57,340	17	(155)	57,202
Corporate debt securities	22,116	1	(45)	22,072
Total	$110,753	$18	$(200)	$110,571

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$57,138	$—	$—	$57,138
US Treasury securities	65,160	—	(335)	64,825
Corporate debt securities	19,146	—	(69)	19,077
Total	$141,444	$—	$(404)	$141,040

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three months ended March 31, 2023 and 2022. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	March 31, 2023	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$39,454	$39,454	$—	$—
Total cash equivalents	$39,454	$39,454	$—	$—
Short-term investments:
Commercial paper	$31,297	$—	$31,297	$—
US Treasury securities	57,202	—	57,202	—
Corporate debt securities	22,072	—	22,072	—
Total short-term investments	$110,571	$—	$110,571	$—
Total financial assets	$150,025	$39,454	$110,571	$—

Description	December 31, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$33,967	$33,967	$—	$—
Total cash equivalents	$33,967	$33,967	$—	$—
Short-term investments:
Commercial paper	$57,138	$—	$57,138	$—
US Treasury securities	64,825	—	64,825	—
Corporate debt securities	19,077	—	19,077	—
Total short-term investments	$141,040	$—	$141,040	$—
Total financial assets	$175,007	$33,967	$141,040	$—

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2023 and 2022.

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

In addition, the Company records its share of income or losses from OXB Solutions on a quarterly basis. For the three months ended March 31, 2023, the Company recorded $2.8 million, representing its share of OXB Solution's net loss. As of March 31, 2023, the carrying value of the equity method investment was $23.0 million.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$6,149	$6,025
Computers and purchased software	644	644
Furniture and fixtures	645	645
Property and equipment, at cost	7,438	7,314
Less: accumulated depreciation and amortization	(6,376)	(6,236)
Property and equipment, net	$1,062	$1,078

Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 was approximately $0.2 million and $0.3 million, respectively. The Company had less than $0.1 million of disposals of property and equipment during the three months ended March 31, 2023. The Company had no disposals of property and equipment during the three months ended March 31, 2022.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Accrued research and development expenses	$9,202	$9,447
Accrued compensation and benefits	2,517	5,953
Accrued professional fees	1,013	1,052
Accrued other	160	2,263
Total accrued expenses and other liabilities	$12,892	$18,715

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—In December 2017, the Company entered into a noncancelable operating lease for approximately 67,000 square feet of research and development, manufacturing and general office space in Bedford, Massachusetts. Prior to a subsequent amendment described below, the lease was set to expire in February 2027 with an option for an additional five-year term. Rent became due under the lease in two phases; rent on the first 46,000 square feet started in September 2018 and rent on the remaining 21,000 square feet started in March 2019. The initial annual base rent was $39.50 per square foot and increases by three percent annually. The Company is obligated to pay, on a pro-rata basis, real estate taxes and operating costs related to the premises. The lease agreement allowed for a tenant improvement allowance not to exceed $10.9 million, which the Company received in full, to be applied to the total cost of tenant improvements to the leased premises. The unamortized balance of the tenant improvement allowance was included in deferred rent incentives and recorded as a reduction to operating right-of-use asset upon adoption of the new leasing standards.

In November 2021, the Company entered into an amendment of its December 2017 lease agreement (the “Lease Amendment”) for its corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately

23,011 square feet (the "Expansion Premises") and extended the expiration date of the existing premises under the lease from February 2027 to June 2030. The payment term with respect to the Expansion Premises commenced on May 1, 2022 and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. The Lease Amendment was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $10.9 million to both the right-of-use asset and operating lease liabilities. In February 2022, the Company revised its assumption for when it expects to utilize the tenant improvement allowances. This change in assumption was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $0.2 million to both the right-of-use asset and operating lease liabilities.

In March 2022, in accordance with its transaction with OXB Solutions, the Company assigned all of its right, title and interest in, to and under its corporate headquarters lease to OXB Solutions and entered into a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as the Company has not been released from being the primary obligor under such lease, the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s balance sheet and the Company acts as sublessor to OXB Solutions for accounting purposes. See Note 5 for details. During the three months ended March 31, 2023, the Company received $0.8 million in sublease payments from OXB Solutions, which is recorded as a reduction to lease cost.

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

The following table summarizes operating lease costs and variable lease costs, as well as sublease income:

	Three months ended March 31,
	2023	2022
	(in thousands)
Operating lease costs	$1,088	$924
Variable lease costs	734	634
Sublease income	(769)	(310)
Net lease cost	$1,053	$1,248

The maturities of the Company's operating lease liabilities and minimum lease payments as of March 31, 2023 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2023	3,230
2024	4,578
2025	4,715
2026	4,857
Thereafter	26,266
Total undiscounted lease payments	$43,646
Less: imputed interest	(14,545)
Present value of operating lease liabilities	$29,101

The following table summarizes the lease term and discount rate as of March 31, 2023:

As of March 31, 2023
Weighted-average remaining lease term (years)
Operating leases	8.0
Weighted-average discount rate
Operating leases	10.6%

The following table summarizes the supplemental cash flow information related to the Company's operating lease:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,101	$877
Increase in lease liabilities and right-of-use assets due to lease remeasurements	$—	$199

Legal Proceedings—On March 25, 2022, the Company and certain of its executives were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Central District of California; Pizzuto v. Homology Medicines, Inc., No. 2:22–CV–01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and has filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). The motion to dismiss remains pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

9. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options and restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options granted under the 2015 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At March 31, 2023, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2023, an additional 2,299,356 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2022. As of March 31, 2023, there were 1,469,792 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2023, an additional 574,839 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2022. As of March 31, 2023, there were 2,234,938 shares available for future issuance under the 2018 ESPP.

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

During the three months ended March 31, 2023, 116,332 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of approximately $0.2 million. During the three months ended March 31, 2022, 147,871 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of approximately $0.4 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended March 31,
	2023	2022
Expected volatility	69.6% - 69.7%	68.7% - 69.5%
Weighted-average risk-free interest rate	4.06% - 4.22%	1.46% - 1.89%
Expected dividend yield	— %	— %
Expected term (in years)	6.25	6.00 - 6.25
Underlying common stock fair value	$1.58-$1.60	$2.71-$4.17

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2023	9,865,734	$10.96	7.2	$493
Granted	2,843,950	$1.60
Exercised	—	$—
Cancelled/Forfeited	(105,393)	$7.19
Outstanding at March 31, 2023	12,604,291	$8.88	7.6	$346
Vested and expected to vest at March 31, 2023	12,604,291	$8.88	7.6	$346
Exercisable at March 31, 2023	6,645,290	$12.82	6.2	$346

During the three months ended March 31, 2023, there were no options exercised. The total intrinsic value of options exercised during the three months ended March 31, 2022 was insignificant. The weighted-average grant date fair value per share of options granted during the three months ended March 31, 2023 and 2022 was $1.06 and $1.78, respectively.

Stock Awards Modifications

As part of the transaction with OXB Solutions (see Note 5), the Company transferred employees to OXB Solutions and modified approximately 1.6 million existing stock options and approximately 0.1 million existing restricted stock units granted to these transferred employees in prior periods in order to permit such individuals to continue vesting in their awards and exercise their vested options as long as they are employed by and provide services to OXB Solutions. The modification of the unvested stock awards to continue vesting was accounted for as a Type III (improbable to probable) modification under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Accordingly, the Company reversed all compensation cost previously recorded on the awards that were not expected to vest under the original terms. Total compensation cost reversed in the three months ended March 31, 2022 was less than $0.1 million. Total compensation cost of $0.8 million, equal to the modification date fair value, will be recognized over the remaining service period. A portion of this total compensation cost will be included as a component of the loss from equity method investment.

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

Restricted Stock Units

The fair value of restricted stock units ("RSUs") is based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest annually in two or three equal installments on January 1st of each year after the grant date. The following table summarizes the Company's RSU activity for the three months ended March 31, 2023:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	543,179	$6.12
Granted	483,850	$1.60
Vested	(194,525)	$7.25
Forfeited	(9,958)	$5.52
Outstanding at March 31, 2023	822,546	$3.20

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

	Three months ended March 31,
	2023	2022
	(in thousands)
Research and development	$649	$2,166
General and administrative	1,720	1,885
	$2,369	$4,051

As of March 31, 2023, there was $15.8 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.7 years at March 31, 2023.

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

	Three months ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net income (loss)	$(28,844)	$92,105
Denominator:
Weighted-average common shares outstanding-basic	57,716,344	57,279,963
Dilutive securities	—	595,613
Weighted-average common shares outstanding-diluted	57,716,344	57,875,576

Net income (loss) per share-basic	$(0.50)	$1.61
Net income (loss) per share-diluted	$(0.50)	$1.59

For the three months ended March 31, 2023, the effect of dilutive securities including stock options, restricted stock units and unvested common stock from early exercise of options, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Anti-dilutive securities excluded for the three months ended March 31, 2023 and 2022 were 11,292,890 and 8,078,708, respectively.

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

Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal (the “ROFR”) for a 30-month period (the “ROFR Period”) beginning on the date of the closing of the Private Placement (collectively, the “ROFR Provision”), to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. The ROFR Period expired on May 9, 2023. In addition to the ROFR, the Stock Purchase Agreement provided for an information sharing committee (the “Information Committee”), comprised of representatives of each company, which served as a forum for sharing information regarding the development of HMI-102 and HMI-103 during the ROFR Period.

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

The Company recognizes revenue over time as the measure of progress, which it believes best depicts the transfer of control to Pfizer. The Information Committee met regularly over the ROFR Period to share information which resulted in recognition of the transaction price over the 30-month ROFR Period.

The Company recognized collaboration revenue of $0.8 million during each of the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there was approximately $0.4 million and $1.2 million of deferred revenue related to the Company’s obligation to Pfizer, respectively.

12. RELATED PARTY TRANSACTIONS

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

Supply Agreement

Pursuant to the terms of the Manufacturing and Supply Agreement with OXB Solutions entered into in March 2022 (the "Supply Agreement"), the Company has agreed to purchase from OXB Solutions at least 50% of its clinical supply requirements of AAV-based products during the initial term of the supply agreement. The Supply Agreement provides for an initial term of three years, which may be extended for an additional one-year term. Under the Supply Agreement, the Company is committed to purchase a minimum number of batches of drug substance and drug product, as well as process development services, totaling approximately $29.7 million in 2023. There are no minimum purchase commitments in 2024 (year three) of the Supply Agreement. After the initial term, the Company will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either party may terminate the Supply Agreement upon an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party.

During the three months ended March 31, 2023, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of $4.9 million, as well as purchases of process development services of approximately $1.2 million and stability services and other support of approximately $0.5 million. During the three months ended March 31, 2022, the Company recorded purchases of process development services from OXB Solutions related to the Supply Agreement of approximately $1.1 million. These amounts are included within research and development expenses on the Company's condensed consolidated statements of operations. The amounts due to OXB Solutions under the Supply Agreement were $4.9 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively, and were included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

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

During the three months ended March 31, 2023 and 2022, the Company recorded sublease income of $0.8 million and $0.3 million, respectively, related to the sublease agreement with OXB Solutions. This amount was recognized as a reduction to lease expense in the Company's condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the amount of sublease income receivable from OXB Solutions was $0.3 million and $0.5 million, respectively, and was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

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

Expenses incurred by the Company for services provided by OXB Solutions recognized under the Services Agreement totaled $0.2 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and are presented within research and development expenses in the condensed consolidated statements of operations as the services related to facilities support within the Company's research and development labs. As of March 31, 2023 and December 31, 2022, the amount due to OXB Solutions under the Services Agreement was $0.1 million, and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The Company provided finance, human resources, IT and legal services to OXB Solutions under the Services Agreement and recognized $0.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, for amounts reimbursed by OXB Solutions as a reduction to general and administrative expense in the Company's condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the Company had a receivable balance of $0.1 million and $0.3 million, respectively, from OXB Solutions which was recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. Pursuant to the Services Agreement, the Company has been paying vendors on OXB Solutions' behalf; this process will be fully transitioned to OXB Solutions this year. As of March 31, 2023 and December 31, 2022, the amount receivable from OXB Solutions for amounts paid to vendors on their behalf was $0.6 million and $1.1 million, respectively, and was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

Overview

We are a clinical-stage genetic medicines company dedicated to transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell-derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through a nuclease-free gene editing modality, gene therapy, or gene therapy to express antibodies platform, or GTx-mAb, which is designed to produce antibodies throughout the body. Our clinical programs include: HMI-103, an investigational gene editing candidate in clinical development for the treatment of patients with phenylketonuria, or PKU, HMI-203, an investigational gene therapy candidate in clinical development for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome and HMI-102, an investigational gene therapy candidate in clinical development for the treatment of adult patients with PKU, for which patient enrollment is currently paused. We are in Investigational New Drug Application, or IND, -enabling studies with our lead GTx-mAb gene therapy candidate, HMI-104, for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and are actively seeking a partner for HMI-204, a gene therapy candidate for metachromatic leukodystrophy, or MLD. Our diverse set of AAVHSCs allows us to precisely target, via a single injection, a wide range of disease-relevant tissues, including the liver, central nervous system, or CNS, including the ability to cross the blood-brain-barrier, peripheral nervous system, or PNS, bone marrow, cardiac and skeletal muscle and the eye. Our genetic medicines platform is designed to provide us the flexibility to choose the method we believe is best suited for each disease we pursue, based on factors such as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues and the rate of cell division the disease-relevant tissues exhibit. Our product-development strategy is to continue to develop in parallel gene therapy and gene editing product candidates. We believe our technology platform will allow us to provide transformative cures using either modality.

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

In 2023, we presented new preclinical data supporting the immunosuppression regimen incorporated in both the HMI-103 and HMI-203 clinical trials at WORLDSymposium™. In non-human primates, or NHPs, our data demonstrated that modulating T-cell activity using tacrolimus together with dexamethasone is important in reducing B- and T-cell activity, neutralizing antibody, or nAb, formation, and maintaining transgene expression following rAAV administration in NHPs. These results support the use of a dexamethasone and tacrolimus immunosuppressive regimen in our ongoing gene editing clinical trial with HMI-103 (pheEDIT) in adults with phenylketonuria (NCT05222178) and gene therapy trial with HMI-203 (juMPStart) in adults with Hunter syndrome (MPS II) (NCT05238324).

Clinical-Stage Product Candidates

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In May 2023, we announced the dosing of the second participant in our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing candidate in development for the treatment of classical PKU, with a third participant advancing through screening to complete the first dose cohort of the trial. We have ten active clinical trial sites with more expected to be initiated throughout 2023. We expect to provide initial data from the pheEDIT trial mid-year 2023.

The pheEDIT clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 and is expected to enroll up to nine patients in up to three dose cohorts, ages 18-55 years old, who have been diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial measures serum phenylalanine, or Phe, changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. Prior to dosing, participants complete an up to 82-day screening/run-in period to help us account for and more closely understand day-to-day Phe fluctuations. If positive safety and efficacy results are established in adults, we plan to then enroll younger patients in subsequent HMI-103 clinical trials.

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

HMI-203: Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

We are continuing recruitment efforts for our Phase 1 juMPStart clinical trial with HMI-203, an investigational gene therapy in development for the treatment of adults with Hunter syndrome. The juMPStart trial currently has five clinical sites in the U.S. and Canada with more expected to be initiated, and initial data are anticipated in the second half of 2023.

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

Based on in vivo preclinical studies in a murine model of Hunter syndrome, a single I.V. administration of HMI-203 resulted in robust biodistribution and human I2S enzyme expression, leading to significant reductions in heparan sulfate GAG levels in the cerebrospinal fluid, brain, liver, heart, spleen, lung and kidney, compared with the vehicle-treated disease model. HMI-203 also led to significant reductions in skeletal deformities compared with the vehicle-treated disease model.

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

Oxford Biomedica Solutions Transaction

On March 10, 2022, we closed a transaction with Oxford Biomedica Solutions LLC (f/k/a Roadrunner Solutions LLC), or OXB Solutions, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB Solutions and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB Solutions, which provides AAV vector process development and manufacturing services to biotechnology companies, which we refer to as the Oxford Biomedica Solutions Transaction, or the OXB Solutions Transaction. OXB Solutions incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019. We continue to leverage these process development and manufacturing capabilities while reducing our costs and maintaining our preferred customer status for the manufacturing capacity to support our product candidates. We believe the quality, reliability and scalability of our gene therapy and gene editing manufacturing approach is a core competitive advantage crucial to our long-term success.

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

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet, or the Expansion Premises, and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commenced on May 1, 2022 and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB Solutions with Homology subleasing a portion of lab and office space back from the newly created company. We remain jointly and severally liable for the payment of rent under this lease. See Notes 8 and 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease agreement.

License Agreements

In April 2016, we entered into an exclusive license agreement with City of Hope, or COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our current therapeutic product development candidates in development, including HMI-103, HMI-203, HMI-102, HMI-204 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

Management Team, Intellectual Property and Financial Overview

Our management team has a successful track record of discovering, developing and commercializing therapeutics with a particular focus on rare diseases. We have a robust intellectual property portfolio that includes a combination of issued patents and pending patent applications that are owned by us or licensed from third parties. The portfolio includes issued patents in the United States directed to our family of 15 AAVHSCs, and issued patents in the United States, Europe, Japan, and China specifically directed to gene editing using these AAVHSCs. As of March 31, 2023, we have an exclusive license or co-exclusive license under 21 United States issued patents, 17 foreign granted patents and 47 patent applications pending in the United States and internationally. These licensed patent applications pending include four United States applications and 29 foreign applications that are co-owned with COH. We also own one United States issued patent, two foreign granted patents, 18 pending United States applications and 141 foreign patent applications that are pending. We believe the breadth and depth of our intellectual property is a strategic asset that has the potential to provide us with a significant competitive advantage.

Since our inception in 2015 through March 31, 2023, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. We will require additional capital in order to advance our product candidates through clinical development and commercialization. We believe that our compelling preclinical data, initial positive clinical data with HMI-102, scientific expertise, product-development strategy, manufacturing platform and process which we leveraged to establish OXB Solutions, and robust intellectual property strengthen our position as a leader in the development of genetic medicines.

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

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.8 million in collaboration revenue for each of the three months ended March 31, 2023 and 2022.

Since inception, we have incurred significant operating losses. Our net loss was $28.8 million for the three months ended March 31, 2023. For the three months ended March 31, 2022, we had net income of $92.1 million as a result of our transaction with OXB Solutions, as we recorded a gain of $131.2 million on the sale of our manufacturing business (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $458.0 million and $429.1 million, respectively.

Our total operating expenses were $28.3 million and $38.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As a result of the OXB Solutions Transaction, our quarterly operating expenses did decrease over the prior year as we implemented our program prioritization plan and experienced operational cost savings related to personnel expenses, professional fees, consulting expenses and other costs. As a result of our agreement with Oxford, we are purchasing process development services and manufacturing production runs from OXB Solutions. Therefore, we experienced an increase in these costs with an offsetting decrease in the total costs to run our previously-owned manufacturing facility, including employee-related costs for the manufacturing employees who transitioned to the new company. We also had a modest workforce reduction commensurate with the pipeline prioritization in the second half of 2022.

In 2023, we expect our total operating expenses to continue to decrease over the prior year as we continue to implement our program prioritization plan. However, research and development expenses associated with our ongoing development activities related to our product candidates will increase. For instance, we anticipate that expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities associated with HMI-104, our GTx-mAb product candidate for PNH, will increase. However, we anticipate reduced research and development expenses associated with our Phase 1/2 pheNIX clinical trial with HMI-102 as we have paused future patient enrollment, as well as reduced expenses associated with our optimized MLD program which we have paused and for which we are actively pursuing partnering opportunities, and reductions in other operational costs including personnel-related expenses, professional fees, consulting and other costs. We will continue to incur costs associated with operating as a public company.

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

We believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2023, will enable us to fund our current projected operating expenses and capital expenditure requirements into the fourth quarter of 2024, including additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, IND-enabling activities relating to HMI-104, the continued optimization of our manufacturing processes through process development services with OXB Solutions and the expansion of our intellectual property portfolio. Beyond that, we will need to raise additional capital in order to fund operating expenses and capital expenditure requirements. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. See “Liquidity and Capital Resources.” Adequate additional funds may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of macroeconomic conditions, developments in our industry and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Additionally, our ability to raise capital may be further impacted by global macroeconomic conditions including as a result of international political conflict, supply chain issues and rising inflation, and interest rates. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Any future debt financing or preferred equity or other financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures and may require the issuance of warrants, which could potentially dilute the ownership interests of our stockholders.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development programs or any future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $0.8 million in collaboration revenue for both the three months ended March 31, 2023 and 2022, related to the Stock Purchase Agreement with Pfizer (see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

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
•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs, including OXB Solutions, that manufacture our product candidates for use in our preclinical testing, our clinical trials and additional potential future clinical trials;
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

Other Income

Other income consists of a gain on the sale of our manufacturing business and interest income earned on our cash, cash equivalents, and short-term investments. Our interest income has increased due to significantly higher yields on invested funds during the three months ended March 31, 2023 as compared to the prior year period.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended March 31, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$802	$802	$—
Operating expenses:
Research and development	19,988	24,273	(4,285)
General and administrative	8,325	14,147	(5,822)
Total operating expenses	28,313	38,420	(10,107)
Loss from operations	(27,511)	(37,618)	10,107
Other income:
Gain on sale of business	—	131,249	(131,249)
Interest income	1,469	32	1,437
Total other income	1,469	131,281	(129,812)
Income (loss) before income taxes	(26,042)	93,663	(119,705)
Provision for income taxes	—	(967)	967
Loss from equity method investment	(2,802)	(591)	(2,211)
Net income (loss)	$(28,844)	$92,105	$(120,949)

Collaboration Revenue

Collaboration revenue was $0.8 million in each of the three months ended March 31, 2023 and 2022, and was due to the recognition of deferred revenue related to the Stock Purchase Agreement with Pfizer.

Research and Development Expenses

	Three months ended March 31,
(in thousands)	2023	2022	Change
External development costs for clinical programs:
HMI-102	$1,506	$5,855	$(4,349)
HMI-103	2,385	1,983	402
HMI-203	4,689	1,907	2,782
Other development-stage programs' external development costs	4,530	1,407	3,123
Employee-related costs	5,403	12,090	(6,687)
Other research and development costs	1,475	1,031	444
Total research and development expenses	$19,988	$24,273	$(4,285)

Research and development expenses for the three months ended March 31, 2023 were $20.0 million, compared to $24.3 million for the three months ended March 31, 2022. The decrease of $4.3 million was primarily due to lower employee-related costs as a result of transferring employees to OXB Solutions upon the sale of our manufacturing business to Oxford in March 2022, along with decreased external development costs related to HMI-102 including costs incurred with our CRO to conduct and manage our pheNIX clinical trial as the trial was placed on clinical hold in February 2022 and enrollment was paused in August 2022. Partially offsetting these decreases were increased external development costs related to our development-stage programs including higher spending on HMI-104, our GTx-mAb product candidate for PNH. External development costs for the HMI-203 and HMI-103 clinical programs also increased. We anticipate announcing initial clinical data from both of these programs in 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $8.3 million, compared to $14.1 million for the three months ended March 31, 2022. The decrease of $5.8 million was primarily due to a decrease of $2.7 million in consulting expense as the prior year included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the OXB Solutions transaction. Professional fees decreased by $1.6 million as we incurred higher legal fees in the prior year related to the OXB Solutions Transaction. In addition, employee-related costs decreased by $1.1 million as a result of higher headcount in the prior year. Also, we provided finance, human resources, IT and legal services to OXB Solutions under the transitional services agreement which partially offset our total general and administrative expense in the first quarter of 2023. Finally, depreciation expense and overall facilities costs decreased $0.2 million as compared to the prior year period.

Gain on Sale of Business

On March 10, 2022, we closed our transaction with Oxford and recorded a gain of $131.2 million on the sale of our manufacturing business. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details surrounding the sale.

Interest Income

Interest income for the three months ended March 31, 2023 was $1.5 million, compared to less than $0.1 million for the three months ended March 31, 2022. The increase of $1.4 million was primarily the result of interest income generated at substantially higher yields on invested funds for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Provision for Income Taxes

We recorded an income tax provision of $1.0 million for the three months ended March 31, 2022. The tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford. Though we had substantial pre-tax income for the three months ended March 31, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. We did not record an income tax provision (benefit) for the three months ended March 31, 2023.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the three months ended March 31, 2023 and 2022 we recorded a loss from equity method investment of $2.8 million and $0.6 million, respectively, representing our share of OXB Solutions' net loss. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Income (Loss)

Net loss for the three months ended March 31, 2023 was $28.8 million, compared to net income of $92.1 million for the three months ended March 31, 2022. Net loss for the three months ended March 31, 2023 was primarily due to our operating expenses of $28.3 million as described above. Net income for the three months ended March 31, 2022 was primarily due to a gain of $131.2 million on the sale of our manufacturing business, offset by our operating expenses of $38.4 million.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance the preclinical and clinical development of our product candidates. However, we expect that our research and development expense and our capital expenditures will decrease in 2023 compared with 2022 as a result of the program prioritization plan we implemented in the second half of 2022 as well as the operational cost savings we expect to realize related to personnel expenses, professional fees, consulting expenses and other costs. We do expect that our expenses associated with our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, and development activities associated with HMI-104, our GTx-mAb product candidate for PNH, will increase. We will incur expenses with CMOs, including OXB Solutions, to supply us with product for our preclinical and clinical studies as well as process development services. In addition, we expect to continue to incur costs associated with operating as a public company.

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

ATM Program

On March 9, 2023, we filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023.

We also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). We did not sell any shares of common stock under the ATM during the three months ended March 31, 2023. As of March 31, 2023, there remained $75.0 million of common stock available for sale under the ATM.

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

Strategic Collaborations and Investments

On November 9, 2020, we entered into the Stock Purchase Agreement with Pfizer, pursuant to which Pfizer purchased 5,000,000 shares of our common stock through a private placement transaction at a purchase price of $12.00 per share, for an aggregate purchase price of $60.0 million. Under the Stock Purchase Agreement, Pfizer was granted an exclusive right of first refusal, or ROFR, for a 30-month period to negotiate a potential collaboration on the development and commercialization of HMI-102 and HMI-103. The 30-month ROFR period expired on May 9, 2023. In addition to the ROFR, the Stock Purchase Agreement provided for an information sharing committee comprised of representatives of each company which served as a forum for sharing information regarding the development of HMI-102 and HMI-103 during the ROFR period. Additionally, Pfizer designated a member to join our Scientific Advisory Board to participate in matters related to the development of these programs.

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $150.0 million and $175.0 million as of March 31, 2023 and December 31, 2022, respectively. We had no indebtedness as of March 31, 2023 and December 31, 2022.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(26,054)	$(30,684)
Net cash provided by investing activities	31,372	168,312
Net cash provided by financing activities	150	440
Net change in cash, cash equivalents and restricted cash	$5,468	$138,068

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $26.1 million, which was primarily utilized for the funding of our operating expenses of $28.3 million, as we incurred expenses associated with research and development activities including clinical trial activities associated with our HMI-103 and HMI-203 programs, preclinical development activities including IND-enabling studies for HMI-104 and research activities on other applications for our technology, adjusted for non-cash expenses of $4.9 million, which includes a $2.8 million loss from our equity method investment in OXB Solutions and $2.4 million of stock-based compensation expense, and a change in operating assets and liabilities of $2.1 million. The change in operating assets and liabilities was driven by decreased accrued expenses and other liabilities of $5.8 million, offset by decreased prepaid expenses and other current assets of $2.4 million and increased accounts payable of $2.5 million.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $31.4 million, primarily due to proceeds from the sale of marketable securities of $56.9 million, offset by purchases of short-term investments of $25.3 million and purchases of property and equipment of $0.2 million.

Net cash used in investing activities for the three months ended March 31, 2022 was $168.3 million, primarily due to $130.0 million of cash received from Oxford pursuant to the OXB Solutions Transaction (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.2 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.4 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Funding Requirements

Operating expenses decreased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We expect total operating expenses to decrease in 2023 as we continue to implement our program prioritization plan, but research and development expenses for our ongoing clinical trials and development activities will increase. We will continue to incur costs associated with operating as a public company.

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
•
pause development activities and seek a partner for HMI-204, our optimized MLD program; and
•
employ cost-saving measures across all operational functions including personnel-related expenses, professional fees, consulting and other costs.

We believe that our existing cash, cash equivalents, and short term investments will enable us to fund our current projected operating expenses and capital expenditure requirements into the fourth quarter of 2024, including additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our lead gene editing product candidate for PKU, our Phase 1 juMPStart clinical trial with HMI-203, our gene therapy product candidate for Hunter syndrome and our product candidate HMI-104 from our GTx-mAb platform for the treatment of PNH, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. Beyond that, we will need to raise additional capital in order to fund operating expenses and capital expenditure requirements. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect.

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

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi-national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, and the COVID-19 pandemic. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price” and “Risk Factors— The COVID-19 pandemic has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2023 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

Our interest-earning assets consist of cash and cash equivalents and short-term investments of $150.0 million, or 75.8% of our total assets at March 31, 2023, and $175.0 million, or 76.6% of our total assets at December 31, 2022. Interest income earned on these assets was approximately $1.5 million for the three months ended March 31, 2023 and less than $0.1 million for the three months ended March 31, 2022. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At March 31, 2023, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of March 31, 2023 and December 31, 2022.

Inflation Rate Risk

As of March 31, 2023, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, increased cost of drug product from OXB Solutions and other future potential contract manufacturing organizations, supplies and employee compensation expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against the Company and certain of its executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). The motion to dismiss remains pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

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

We are a clinical-stage genetic medicines company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2023 was $28.8 million. As of March 31, 2023, we had an accumulated deficit of approximately $458.0 million. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in net income of $92.1 million for the three months ended March 31, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024, including, additional development activities related to our Phase 1 pheEDIT clinical trial with HMI-103, our Phase 1 juMPStart clinical trial with HMI-203, IND-enabling activities relating to HMI-104, the continued optimization of our manufacturing processes and the expansion of our intellectual property portfolio. Beyond that, we will need to raise additional capital in order to fund operating expenses and capital expenditure requirements. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates and any future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of March 31, 2023, we do not have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including under our effective Registration Statement on Form S-3, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

•
a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•
the regulatory pathway for a potential product candidate may be complex and difficult to navigate successfully or economically.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials, with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations are aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Once implemented, this may have further impact on the application of the CTR in Northern Ireland. A decision by the UK Government not to closely align any new legislation with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be adversely impacted.

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

Prior to seeking accelerated approval or similar expedited approval for any of our product candidates, we intend to seek feedback from the FDA or other comparable regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or similar expedited approval. Furthermore, if we decide to submit an application for accelerated approval or similar expedited approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, or make commercialization unfeasible, and could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We have received orphan drug designation for HMI-102, HMI-103 and HMI-203, and we intend to seek orphan drug designation for our other product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

We have received orphan drug designation for HMI-102 and HMI-103 in the United States and the EU for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency and for HMI-203 in the United States and the EU for the use of AAVHSC15 expressing human iduronate 2-sulfatase for the treatment of mucopolysaccharidosis type II (Hunter syndrome). In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same disease or condition for seven years, except in limited circumstances. The applicable exclusivity period is ten years in the EU. The European exclusivity period can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

We may seek rare pediatric disease designation for our product candidates, however, there is no guarantee that we will obtain such designation, and even if we do, there is no guarantee that FDA approval will result in a priority review voucher.

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

We may seek rare pediatric disease designation for our product candidates; however, we may not be able to obtain such designation. If we are able to obtain rare pediatric disease designation for our product candidates, there is no guarantee that we will be able to obtain a priority review voucher, even if the designated product candidate is approved by the FDA. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Specifically, the FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of September 30, 2024, and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

A Regenerative Medicine Advanced Therapy designation from the FDA, or Advanced Therapy Medicinal Product classification by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for HMI-102 or our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. In a February 2019 final guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) and may have a significant impact on the pharmaceutical industry in the long term.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in any one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, foreign regulatory authorities rules and regulations and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; or (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and malware (e.g. ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, war (including the war between Russia and Ukraine) and telecommunication and electrical failures. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any significant security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals; and

•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers. For instance, in the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and member states level. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g. annual) basis.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. In the United States, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA increases data privacy obligations for covered companies and provides individual privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing the likelihood of and risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA become enforceable on July 1, 2023. Similar laws have passed in Virginia, Colorado, Connecticut, Iowa and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, on March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against us and certain of our executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The

complaint alleges that we failed to disclose certain information regarding efficacy and safety in connection with a Phase 1/2 HMI-102 clinical trial, and seeks damages in an unspecified amount. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts on September 2, 2022, and a motion to dismiss on October 17, 2022. On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). The motion to dismiss remains pending.

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

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomic or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on our product candidates.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly among third-party payors. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

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
•
political and economic instability, including in light of the war between Russia and Ukraine;
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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of March 31, 2023, we own three registered trademarks and two pending trademark applications in the United States, as well as 38 registered trademarks and seven pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11% of our outstanding voting stock as of March 31, 2023. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

HOMOLOGY MEDICINES, INC.

Date: May 11, 2023	By:	/s/ Albert Seymour, Ph.D.
Albert Seymour, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: May 11, 2023	By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial and Business Officer and Treasurer (principal financial officer and principal accounting officer)