Form 10-Q
period 2023-06-30
Homology Medicines, Inc.
filed 2023-08-14
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 57,811,083 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the timing and anticipated benefits of and costs associated with our recent reduction in force and related strategic initiatives; our future results of operations and financial position, the anticipated impact of COVID-19 and the current economic environment on our business, the anticipated use of cash and business strategy, the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, research and development costs, the anticipated timing and likelihood of success of clinical trials, the expected timing of the release of clinical trial data, the timing and expectations surrounding regulatory communications, our relationship with third-parties, our intent to engage in future strategic partnerships, and the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
Any financial or strategic option we pursue may not be successful. Moreover, our decision to discontinue further program development efforts, with the exception of required actions, may not result in the anticipated savings for the Company and may adversely affect our business.
•
We have a limited operating history and no history of commercializing genetic medicine products, which may make it difficult to evaluate the prospects for our future viability.
•
Should we resume development of our product candidates, we would be heavily dependent on the success of our product candidates, and if none of our candidates receives regulatory approval or is not successfully commercialized, our business may be harmed.
•
Should we resume development of our product candidates, we intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our initiated Phase 1 pheEDIT clinical trial. In addition, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable.
•
Our product candidates have caused and may in the future cause serious adverse events or undesirable side effects or have other properties which may delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
•
Adverse public perception of genetic medicine, and gene editing in particular, may negatively impact the length of time required to advance our product candidates through clinical trials, should we resume development of our product candidates, including the pace at which we advance patient enrollment, and potential regulatory approval of, or demand for, our potential products.
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
•
Our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$76,797	$33,986
Short-term investments	50,274	141,040
Prepaid expenses and other current assets	4,265	5,989
Total current assets	131,336	181,015
Equity method investment	17,319	25,814
Property and equipment, net	845	1,078
Right-of-use assets	19,837	20,563
Total assets	$169,337	$228,470
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,393	$1,144
Accrued expenses and other liabilities	17,845	18,715
Operating lease liabilities	1,701	1,561
Deferred revenue	—	1,156
Total current liabilities	22,939	22,576
Non-current liabilities:
Operating lease liabilities, net of current portion	27,023	27,916
Total liabilities	49,962	50,492
Commitments and contingencies (Note 8)		—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 57,798,133 and 57,483,910 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	612,482	607,513
Accumulated other comprehensive loss	(88)	(404)
Accumulated deficit	(493,025)	(429,137)
Total stockholders’ equity	119,375	177,978
Total liabilities and stockholders' equity	$169,337	$228,470

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$354	$802	$1,156	$1,604
Operating expenses:
Research and development	22,982	21,075	42,970	45,348
General and administrative	8,188	8,034	16,513	22,181
Total operating expenses	31,170	29,109	59,483	67,529
Loss from operations	(30,816)	(28,307)	(58,327)	(65,925)
Other income:
Gain on sale of business	—	—	—	131,249
Interest income	1,511	474	2,980	506
Total other income	1,511	474	2,980	131,755
Income (loss) before income taxes	(29,305)	(27,833)	(55,347)	65,830
Benefit from (provision for) income taxes	—	105	—	(862)
Loss from equity method investment	(5,739)	(1,361)	(8,541)	(1,952)
Net income (loss)	$(35,044)	$(29,089)	$(63,888)	$63,016
Net income (loss) per share-basic	$(0.61)	$(0.51)	$(1.11)	$1.10
Net income (loss) per share-diluted	$(0.61)	$(0.51)	$(1.11)	$1.09
Weighted-average common shares outstanding-basic	57,795,285	57,385,578	57,756,032	57,334,078
Weighted-average common shares outstanding-diluted	57,795,285	57,385,578	57,756,032	57,869,443

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(35,044)	$(29,089)	$(63,888)	$63,016
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	94	(41)	316	(34)
Total other comprehensive gain	94	(41)	316	(34)
Comprehensive income (loss)	$(34,950)	$(29,130)	$(63,572)	$62,982

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2022	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	87,140	—	—	—	—	—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	147,871	—	439	—	—	439
Stock-based compensation	—	—	4,051	—	—	4,051
Other comprehensive gain	—	—	—	7	—	7
Net income	—	—	—	—	92,105	92,105
Balance at March 31, 2022	57,385,578	$6	$598,275	$—	$(332,027)	$266,254
Stock-based compensation	—	—	3,143	—	—	3,143
Stock-based compensation for equity method investee	—	—	21	—	—	21
Other comprehensive loss	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(29,089)	(29,089)
Balance at June 30, 2022	57,385,578	$6	$601,439	$(41)	$(361,116)	$240,288

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2023	57,483,910	$6	$607,513	$(404)	$(429,137)	$177,978
Issuance of common stock from RSU vesting	194,525	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116,332	—	150	—	—	150
Stock-based compensation	—	—	2,369	—	—	2,369
Stock-based compensation for equity method investee	—	—	24	—	—	24
Other comprehensive gain	—	—	—	222	—	222
Net loss	—	—	—	—	(28,844)	(28,844)
Balance at March 31, 2023	57,794,767	$6	$610,056	$(182)	$(457,981)	$151,899
Issuance of common stock from option exercises	3,366	—	2	—	—	2
Stock-based compensation	—	—	2,402	—	—	2,402
Stock-based compensation for equity method investee	—	—	22	—	—	22
Other comprehensive loss	—	—	—	94	—	94
Net loss	—	—	—	—	(35,044)	(35,044)
Balance at June 30, 2023	57,798,133	$6	$612,482	$(88)	$(493,025)	$119,375

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(63,888)	$63,016
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442	676
Noncash lease expense	726	655
Loss from equity method investment	8,541	1,952
Stock-based compensation expense	4,771	7,194
(Accretion of discount) amortization of premium on short-term investments	(1,519)	(91)
Loss on disposal of property and equipment	11	—
Gain on sale of business	—	(131,249)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,724	(6,088)
Accounts payable	2,249	1,637
Accrued expenses and other liabilities	(862)	1,646
Accrued income taxes	—	862
Deferred revenue	(1,156)	(1,604)
Operating lease liabilities	(753)	(136)
Net cash used in operating activities	(49,714)	(61,530)
Cash flows from investing activities:
Purchases of short-term investments	(25,282)	(49,248)
Maturities of short-term investments	117,883	47,461
Proceeds from sale of business	—	130,000
Purchases of property and equipment	(228)	(1,270)
Net cash provided by investing activities	92,373	126,943
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock purchase plan	150	439
Proceeds from issuance of common stock from option exercises	2	1
Net cash provided by financing activities	152	440
Net change in cash, cash equivalents and restricted cash	42,811	65,853
Cash, cash equivalents and restricted cash, beginning of period	33,986	110,335
Cash, cash equivalents and restricted cash, end of period	$76,797	$176,188
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions included in accrued expenses and other liabilities	$—	$5
Unrealized loss on available for sale securities, net	$316	$(34)

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

On July 27, 2023, the Company announced that it had completed a review of its business and the Company's Board of Directors had approved a plan to explore, review and evaluate a range of potential strategic options available to the Company, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the current financing environment and the Company's anticipated clinical development timeline for its lead program, HMI-103, the Company also announced that it is stopping further development of its programs, outside of required actions, such as the continued collection of data from and monitoring of participants in its clinical trials, and reducing its workforce by 86% in an effort to significantly reduce its ongoing operating costs as it evaluates strategic alternatives. The workforce reduction is expected to be substantially completed in the third quarter of 2023 (see Note 13).

On March 9, 2023, the Company filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of its common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock under the ATM during the six months ended June 30, 2023. As of June 30, 2023, there remained $75.0 million of common stock available for sale under the ATM.

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

Since its inception and until recently, the Company has devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates through discovery, preclinical and clinical trials, developing and implementing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical and regulatory risks associated with the successful research, development and manufacturing of its product candidates.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through June 30, 2023, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its transaction with Oxford (see Note 5), its collaboration and license agreement with a former collaboration partner and its private placement with Pfizer (see Note 11). During the six months ended June 30, 2023, the Company incurred a loss from operations of $58.3 million and as of June 30, 2023, the Company had $493.0 million in accumulated deficit.

The Company expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges.

Based on current projections, management believes that cash and cash equivalents and short-term investments as of June 30, 2023 will enable the Company to continue its operations for at least one year from the date of this filing. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on the results of the strategic review process and its ability to continue to raise additional capital to finance its operations. Should the Company resume the development of product candidates, it will need to obtain substantial additional funding in connection with continuing operations, particularly as the Company advances its preclinical activities and clinical trials for its product candidates in development. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2023, and consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments.

Cash and Cash Equivalents and Restricted Cash—Cash and cash equivalents consist of standard checking accounts, money market accounts and certain investments. The Company considers all highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less to be cash equivalents. The Company did not have any restricted cash at June 30, 2023 or December 31, 2022.

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

At June 30, 2023, the Company accounted for its investment in OXB Solutions using the equity method of accounting (see Note 5).

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

The Company recorded an income tax benefit of $0.1 million and income tax provision of $0.9 million for the three and six months ended June 30, 2022, respectively. The tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 5), offset by available federal and state net operating loss carryforwards and research and development tax credits which are subject to certain limitations as to their utilization. The Company did not record an income tax provision (benefit) for the three and six months ended June 30, 2023.

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

The following table summarizes the Company’s short-term investments as of June 30, 2023 and December 31, 2022:

As of June 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$7,396	$—	$(11)	$7,385
US Treasury securities	26,713	—	(43)	26,670
Corporate debt securities	16,253	—	(34)	16,219
Total	$50,362	$—	$(88)	$50,274

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$57,138	$—	$—	$57,138
US Treasury securities	65,160	—	(335)	64,825
Corporate debt securities	19,146	—	(69)	19,077
Total	$141,444	$—	$(404)	$141,040

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and six months ended June 30, 2023 and 2022. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	June 30, 2023	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$76,570	$76,570	$—	$—
Total cash equivalents	$76,570	$76,570	$—	$—
Short-term investments:
Commercial paper	$7,385	$—	$7,385	$—
US Treasury securities	26,670	—	26,670	—
Corporate debt securities	16,219	—	16,219	—
Total short-term investments	$50,274	$—	$50,274	$—
Total financial assets	$126,844	$76,570	$50,274	$—

Description	December 31, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$33,967	$33,967	$—	$—
Total cash equivalents	$33,967	$33,967	$—	$—
Short-term investments:
Commercial paper	$57,138	$—	$57,138	$—
US Treasury securities	64,825	—	64,825	—
Corporate debt securities	19,077	—	19,077	—
Total short-term investments	$141,040	$—	$141,040	$—
Total financial assets	$175,007	$33,967	$141,040	$—

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023 and 2022.

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

During the three months ended June 30, 2023, the Company determined that the fair value of its investment in OXB Solutions was negatively impacted due to a change in OXB Solutions' forecasted performance relative to expected performance when the Company initially invested in OXB Solutions. The Company determined that the decline in value was deemed to be other than temporary and recorded an impairment charge of $3.8 million to reduce its equity method investment to fair value. The impairment charge is included in the loss on equity method investment in the Company's condensed consolidated statements of operations.

In addition, the Company records its share of income or losses from OXB Solutions on a quarterly basis. For the three and six months ended June 30, 2023, the Company recorded $1.9 million and $4.7 million, respectively, representing its share of OXB Solution's net loss for each period. As of June 30, 2023, the carrying value of the equity method investment was $17.3 million.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$6,149	$6,025
Computers and purchased software	644	644
Furniture and fixtures	645	645
Property and equipment, at cost	7,438	7,314
Less: accumulated depreciation and amortization	(6,593)	(6,236)
Property and equipment, net	$845	$1,078

Depreciation expense for the three and six months ended June 30, 2023 was approximately $0.2 million and $0.4 million, respectively, compared to $0.3 million and $0.7 million, respectively for the three and six months ended June 30, 2022. The Company had less than $0.1 million of disposals of property and equipment during the three and six months ended June 30, 2023. The Company had no disposals of property and equipment during the three and six months ended June 30, 2022.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Accrued research and development expenses	$12,602	$9,447
Accrued compensation and benefits	3,606	5,953
Accrued professional fees	877	1,052
Accrued other	760	2,263
Total accrued expenses and other liabilities	$17,845	$18,715

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

In March 2022, in accordance with its transaction with OXB Solutions, the Company assigned all of its right, title and interest in, to and under its corporate headquarters lease to OXB Solutions and entered into a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as the Company has not been released from being the primary obligor under such lease, the related right-of-use asset and operating lease liability were not derecognized and remain on the Company’s balance sheet and the Company acts as sublessor to OXB Solutions for accounting purposes. See Note 5 for details. During the six months ended June 30, 2023, the Company received $1.5 million in sublease payments from OXB Solutions, which is recorded as a reduction to lease cost.

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

The following table summarizes operating lease costs and variable lease costs, as well as sublease income:

	Six months ended June 30,
	2023	2022
	(in thousands)
Operating lease costs	$2,175	$1,847
Variable lease costs	1,313	1,090
Sublease income	(1,538)	(1,240)
Net lease cost	$1,950	$1,697

The maturities of the Company's operating lease liabilities and minimum lease payments as of June 30, 2023 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2023	2,242
2024	4,578
2025	4,715
2026	4,857
Thereafter	26,266
Total undiscounted lease payments	$42,658
Less: imputed interest	(13,934)
Present value of operating lease liabilities	$28,724

The following table summarizes the lease term and discount rate as of June 30, 2023:

June 30, 2023
Weighted-average remaining lease term (years)
Operating leases	8.0
Weighted-average discount rate
Operating leases	10.6%

The following table summarizes the supplemental cash flow information related to the Company's operating lease:

	Six months ended June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,202	$1,328
Increase in lease liabilities and right-of-use assets due to lease remeasurements	$—	$199

Legal Proceedings—On March 25, 2022, the Company and certain of its executives were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Central District of California; Pizzuto v. Homology Medicines, Inc., No. 2:22–CV–01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). On May 9, 2023, the Massachusetts court issued an order permitting the parties to submit updated briefs in connection with the motion to dismiss, which were submitted on June 8, 2023, July 13, 2023, and August 3, 2023. The motion to dismiss remains pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

9. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options and restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options granted under the 2015 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At June 30, 2023, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2023, an additional 2,299,356 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2022. As of June 30, 2023, there were 1,332,510 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2023, an additional 574,839 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2022. As of June 30, 2023, there were 2,234,938 shares available for future issuance under the 2018 ESPP.

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

During the six months ended June 30, 2023, 116,332 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of approximately $0.2 million. During the six months ended June 30, 2022, 147,871 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of approximately $0.4 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million during the three and six months ended June 30, 2023 and 2022, respectively.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expected volatility	69.2% - 69.6%	69.3% - 69.6%	69.2% - 69.7%	68.7% - 69.6%
Weighted-average risk-free interest rate	3.45% - 4.03%	2.67% - 3.38%	3.45% - 4.22%	1.46% - 3.38%
Expected dividend yield	— %	— %	— %	— %
Expected term (in years)	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$0.92-$1.03	$1.78-$2.88	$0.92-$1.60	$1.78-$4.17

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2023	9,865,734	$10.96	7.2	$493
Granted	3,188,150	$1.53
Exercised	(3,366)	$0.47
Cancelled/Forfeited	(296,260)	$8.91
Outstanding at June 30, 2023	12,754,258	$8.65	7.3	$252
Vested and expected to vest at June 30, 2023	12,754,258	$8.65	7.3	$252
Exercisable at June 30, 2023	7,246,788	$12.20	6.1	$252

The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was insignificant for each period. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2023 and 2022 was $1.01 and $1.72, respectively.

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

Restricted Stock Units

The fair value of restricted stock units ("RSUs") is based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest annually in two or three equal installments on January 1st of each year after the grant date. The following table summarizes the Company's RSU activity for the six months ended June 30, 2023:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	543,179	$6.12
Granted	483,850	$1.60
Vested	(194,525)	$6.14
Forfeited	(26,009)	$5.28
Outstanding at June 30, 2023	806,495	$2.85

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$628	$1,088	$1,277	$3,254
General and administrative	1,774	2,055	3,494	3,940
	$2,402	$3,143	$4,771	$7,194

As of June 30, 2023, there was $12.9 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.5 years at June 30, 2023.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$(35,044)	$(29,089)	$(63,888)	$63,016
Denominator:
Weighted-average common shares outstanding-basic	57,795,285	57,385,578	57,756,032	57,334,078
Dilutive securities	—	—	—	535,365
Weighted-average common shares outstanding-diluted	57,795,285	57,385,578	57,756,032	57,869,443

Net income (loss) per share-basic	$(0.61)	$(0.51)	$(1.11)	$1.10
Net income (loss) per share-diluted	$(0.61)	$(0.51)	$(1.11)	$1.09

For the three and six months ended June 30, 2023, as well as for the three months end June 30, 2022, the effect of dilutive securities including stock options, restricted stock units and unvested common stock from early exercise of options, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the periods and their inclusion would be anti-dilutive. Anti-dilutive securities excluded for the three months ended June 30, 2023 and 2022 were 13,203,200 and 10,393,266, respectively, and for the six months ended June 30, 2023 and 2022 were 12,256,946 and 8,849,937, respectively.

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

The Company recorded the issuance of common stock at its estimated fair value of $52.0 million, which reflected a discount for the lack of marketability of the shares. The remaining $8.0 million of aggregate purchase price was allocated to the other elements of the Stock Purchase Agreement, which represented a contract with a customer. The Company concluded that the Information Committee represented the only performance obligation under the contract. The ROFR did not provide Pfizer with a material right and was therefore not a performance obligation. As such, the Company allocated the $8.0 million to the Information Committee obligation.

The Company recognizes revenue over time as the measure of progress, which it believes best depicts the transfer of control to Pfizer. The Information Committee met regularly over the ROFR Period to share information which resulted in recognition of the transaction price over the 30-month ROFR Period.

During the three and six months ended June 30, 2023, the Company recognized collaboration revenue of $0.4 million and $1.2 million, respectively, compared to $0.8 million and $1.6 million, respectively for the three and six months ended June 30, 2022. There was no deferred revenue related to the Company’s obligation to Pfizer as of June 30, 2023. As of December 31, 2022, there was approximately $1.2 million of deferred revenue related to the Company’s obligation to Pfizer.

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

During the three and six months ended June 30, 2023, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of $8.3 million and $13.2 million, respectively, as well as purchases of process development services of approximately $1.5 million and $2.7 million, respectively, and stability services and other support services of approximately $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2022, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of $1.5 million, as well as purchases of process development services of approximately $6.9 million and $8.0 million, respectively. These amounts are included within research and development expenses on the Company's condensed consolidated statements of operations. The amounts due to OXB Solutions under the Supply Agreement were $10.2 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively, and were included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

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

During the three and six months ended June 30, 2023, the Company recorded sublease income of $0.8 million and $1.5 million, respectively, related to the sublease agreement with OXB Solutions. During the three and six months ended June 30, 2022, the Company recorded sublease income of $0.9 million and $1.2 million, respectively, related to the sublease agreement with OXB Solutions. This amount was recognized as a reduction to lease expense in the Company's condensed consolidated statements of operations.

During the three months ended June 30, 2023, the Company transitioned payment of the lease invoice to OXB Solutions. Therefore, as of June 30, 2023, the amount of sublease income payable to OXB Solutions was $0.3 million and was included in accrued expenses on the Company's condensed consolidated balance sheets. As of December 31, 2022, the amount of sublease income receivable from OXB Solutions was $0.5 million and was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

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

Expenses incurred by the Company for services provided by OXB Solutions recognized under the Services Agreement totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million for the three and six months ended June 30, 2022, and are presented within research and development expenses in the condensed consolidated statements of operations as the services related to facilities support within the Company's research and development labs. As of June 30, 2023 and December 31, 2022, the amount due to OXB Solutions under the Services Agreement was $0.4 million and $0.1 million, respectively, and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The Company provided finance, human resources, IT and legal services to OXB Solutions under the Services Agreement and recognized $0.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $1.4 million and $2.0 million for the three and six months ended June 30, 2022, respectively, for amounts reimbursed by OXB Solutions as a reduction to general and administrative expense in the Company's condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the Company had a receivable balance of $0.1 million and $0.3 million, respectively, from OXB Solutions which was recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. Pursuant to the Services Agreement, the Company has been paying vendors on OXB Solutions' behalf; this process will be fully transitioned to OXB Solutions this year. As of June 30, 2023 and December 31, 2022, the amount receivable from OXB Solutions for amounts paid to vendors on their behalf was $0.1 million and $1.1 million, respectively, and was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

13. SUBSEQUENT EVENTS

On July 25, 2023, the Company's Board of Directors approved a process to explore, review and evaluate a range of potential strategic options available to the Company, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Therefore, based on cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value as the Company plans to pursue strategic options, the Company's Board of Directors also approved a reduction in the Company’s current workforce by approximately 80 employees, or 86% of the Company's workforce. The Company currently estimates that it will incur approximately $6.9 million in charges in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs, including tax costs and excluding noncash expenses associated with share-based awards. The Company expects that the majority of these charges will be incurred in the third quarter of 2023.

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

In July 2023, we completed a review of our business and our Board of Directors approved a plan to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the current financing environment and our anticipated clinical development timeline for our lead program, HMI-103, we stopped further development of our programs, outside of required actions including continued collection of data from and monitoring of participants in our clinical trials, and reduced our workforce by 86% to significantly reduce our ongoing operating costs as we evaluate strategic alternatives. We have retained TD Cowen as our strategic financial advisor. There can be no assurance that a transaction will result from this process and we do not intend to disclose additional details unless and until we have entered into a specific transaction or otherwise determined that further disclosure is appropriate.

Our clinical programs include: HMI-103, an investigational gene editing candidate for the treatment of patients with phenylketonuria, or PKU, HMI-203, an investigational gene therapy candidate for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome and HMI-102, an investigational gene therapy candidate for the treatment of adult patients with PKU. Our preclinical programs include: HMI-104, a GTx-mAb gene therapy candidate for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and HMI-204, a gene therapy candidate for metachromatic leukodystrophy, or MLD.

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In July 2023, we reported initial clinical data from the first dose cohort in the pheEDIT Phase 1, dose-escalation trial evaluating HMI-103 in adults with classical PKU. As of the data cut-off date of July 26, 2023, HMI-103 has been generally well-tolerated in all three participants. Participant 1 experienced a reduction in plasma phenylalanine, or Phe, levels to below the U.S. American College of Medical Genetics and Genomics PKU treatment guideline threshold of <360 μmol/L, and the majority of Phe levels have been below 360 μmol/L through 31 weeks post-dose, including after the initiation of dietary protein supplementation. Participant 2 experienced a meaningful plasma Phe reduction of 49% at 17 weeks post-dose. Participant 3 was recently dosed, and their plasma Phe values were above baseline as of July 26, 2023; however, we believe additional data are needed to make a meaningful conclusion given the timeframe and the participant’s self-liberalized and variable dietary protein intake to above baseline diet.

HMI-103 was administered to participants via a one-time I.V. infusion at a dose of 6E13 vg/kg. As of the data cut-off date of July 26, 2023, HMI-103 has been generally well-tolerated by all three participants with no serious adverse events, and the majority of treatment-related adverse events have been mild. All liver function tests have remained in the normal range during the prophylactic immunosuppression regimen incorporating the T-cell inhibitor tacrolimus in combination with corticosteroid. In July 2023, we received approval from the Independent Data Monitoring Committee to escalate to the next dose cohort in the trial.

The pheEDIT clinical trial is an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 in patients ages 18-55 years old who have been diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial measures serum phenylalanine, or Phe, changes. The trial incorporates an immunosuppressive regimen that includes a T-cell inhibitor used in combination with a steroid-sparing regimen. Prior to dosing, participants complete an up to 82-day screening/run-in period to help us account for and more closely understand day-to-day Phe fluctuations.

We received Fast Track Designation for HMI-103 from the U.S. Food and Drug Administration, or FDA, for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to PAH deficiency. Also, we have received orphan designation from the European Commission, or EC, and orphan drug designation from the FDA, for HMI-103 for the treatment of PAH deficiency.

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

In 2023, we presented new preclinical data supporting the immunosuppression regimen incorporated in our clinical trials at WORLDSymposium™. In non-human primates, or NHPs, our data demonstrated that modulating T-cell activity using tacrolimus together with dexamethasone is important in reducing B- and T-cell activity, neutralizing antibody, or nAb, formation, and maintaining transgene expression following rAAV administration in NHPs.

HMI-104: GTx-mAb Gene Therapy Candidate for the Treatment of Patients with PNH

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. This platform represents an additional way that we can leverage our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with levels associated with anti-C5 therapeutics, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human neonatal fragment crystallizable (Fc) receptor, or FcRn. We have completed IND-enabling studies with HMI-104.

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

License Agreements

In April 2016, we entered into an exclusive license agreement with City of Hope, or COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our current therapeutic product development candidates, including HMI-103, HMI-203, HMI-102, HMI-204 and HMI-104, nor will it impact any potential future therapeutic product development candidates.

Financial Overview

Since our inception in 2015 through June 30, 2023, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction.

We were incorporated and commenced operations in 2015. Since our incorporation and until recently, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, developing our technology platform, advancing HMI-102, HMI-103 and HMI-203 through IND-enabling studies and into clinical trials, advancing HMI-202 and HMI-104 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock, through funding from our collaboration partner and through proceeds received as a result of our transaction with OXB Solutions.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $0.4 million and $1.2 million in collaboration revenue for the three and six months ended June 30, 2023, respectively and $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

Since inception, we have incurred significant operating losses. Our net loss was $35.0 million and $63.9 million for the three and six months ended June 30, 2023, respectively. For the three months ended June 30, 2022, our net loss was $29.1 million and for the six months ended June 30, 2022, our net income was $63.0 million as a result of our transaction with OXB Solutions, as we recorded a gain of $131.2 million on the sale of our manufacturing business (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $493.0 million and $429.1 million, respectively.

Our total operating expenses were $31.2 million and $59.5 million for the three and six months ended June 30, 2023, respectively, and $29.1 million and $67.5 million for the three and six months ended June 30, 2022, respectively. We expect operating expenses to continue to decrease over the prior year as we implement our plan to reduce our workforce by 86% and stop all further program development efforts outside of required actions, including continued collection of data from and monitoring of participants in our clinical trials. We expect to incur costs and expenditures in connection with the process of evaluating our strategic alternatives and we will continue to incur costs associated with operating as a public company. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate strategic transactions may be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future, could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume development of product candidates, our ability to generate product revenue sufficient to achieve profitability would depend heavily on the successful development and eventual commercialization of one or more product candidates. Our future operating requirements will depend on many factors, including:

•
the costs, timing, and results of research and development efforts for any product candidates, including clinical trials;
•
the costs and timing of process development scale-up activities, and the adequacy of supply of any product candidates for preclinical studies and clinical trials through CMOs, including OXB Solutions;
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

As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $127.1 million. Based on our current operating plan, including reducing our workforce by 86% and stopping further program development efforts outside of required actions including continued collection of data from and monitoring of participants in our clinical trials, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2026. See “Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.2 million and $1.6 million in collaboration revenue for the six months ended June 30, 2023 and 2022, respectively, related to the Stock Purchase Agreement with Pfizer (see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including discovery efforts, and the development of our product candidates, and include:

•
salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs, including OXB Solutions, that manufacture our product candidates for use in preclinical testing and clinical trials;
•
costs of outside consultants, including their fees and related travel expenses;
•
costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials; and
•
allocated expenses for rent and other operating costs.

We expense research and development costs as incurred.

Research and development activities have historically been central to our business model. We expect our research and development expenses to decrease in the near future as we stop the further development of our product candidates while we explore strategic alternatives. Should we resume development of product candidates, we would expect research and development costs to increase significantly for the foreseeable future as the product candidate development programs progress.

Should we resume development of product candidates, the duration, costs and timing of development activities including clinical trials would depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials and other research and development activities that we may conduct;
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

Should we resume development of product candidates, a change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, human resources, legal, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs, rent expense, maintenance of facilities and other operating costs including expenses associated with being a public company.

We expect our general and administrative expenses to decrease in the near future due to our recent workforce reductions. We do expect to incur significant costs, however, related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges.

Other Income

Other income consists of a gain on the sale of our manufacturing business and interest income earned on our cash, cash equivalents, and short-term investments. Our interest income has increased due to significantly higher yields on invested funds during the three and six months ended June 30, 2023 as compared to the prior year.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended June 30, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$354	$802	$(448)
Operating expenses:
Research and development	22,982	21,075	1,907
General and administrative	8,188	8,034	154
Total operating expenses	31,170	29,109	2,061
Loss from operations	(30,816)	(28,307)	(2,509)
Other income:
Gain on sale of business	—	—	—
Interest income	1,511	474	1,037
Total other income	1,511	474	1,037
Loss before income taxes	(29,305)	(27,833)	(1,472)
Benefit from income taxes	—	105	(105)
Loss from equity method investment	(5,739)	(1,361)	(4,378)
Net loss	$(35,044)	$(29,089)	$(5,955)

Collaboration Revenue

Collaboration revenue for the three months ended June 30, 2023 was $0.4 million, compared to $0.8 million for the three months ended June 30, 2022, and was due to the recognition of deferred revenue related to the Stock Purchase Agreement with Pfizer in both periods.

Research and Development Expenses

	Three months ended June 30,
(in thousands)	2023	2022	Change
External development costs for clinical programs:
HMI-102	$1,235	$3,946	$(2,711)
HMI-103	6,486	3,325	3,161
HMI-203	3,792	3,205	587
Other development-stage programs' external development costs	5,201	2,425	2,776
Employee-related costs	5,035	6,252	(1,217)
Other research and development costs	1,233	1,922	(689)
Total research and development expenses	$22,982	$21,075	$1,907

Research and development expenses for the three months ended June 30, 2023 were $23.0 million, compared to $21.1 million for the three months ended June 30, 2022. The increase of $1.9 million was primarily due to increased direct costs of $3.2 million related to pheEDIT, our Phase 1 clinical trial with HMI-103. Additionally, there was a $2.8 million increase in direct research expenses related to our other development-stage programs, primarily due to higher spending on HMI-104, our GTx-mAb product candidate for PNH. Partially offsetting these increases was a $2.7 million decrease in external development costs related to HMI-102, including costs incurred with our CRO to conduct and manage our pheNIX clinical trial as the trial was placed on clinical hold in February 2022 and enrollment was paused in August 2022, along with a $1.2 million decrease in employee-related costs as a result of lower headcount in the second quarter of 2023 as compared to the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $8.2 million, compared to $8.0 million for the three months ended June 30, 2022. The increase of $0.2 million was primarily due to higher legal expenses, partially offset by lower consulting and market research costs.

Interest Income

Interest income for the three months ended June 30, 2023 was $1.5 million, compared to $0.5 million for the three months ended June 30, 2022. The increase of $1.0 million was primarily the result of interest income generated at substantially higher yields on invested funds for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Income Tax Benefit

We recorded an income tax benefit of $0.1 million for the three months ended June 30, 2022. We did not record an income tax provision (benefit) for the three months ended June 30, 2023.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the three months ended June 30, 2023 and 2022, we recorded a loss from equity method investment of $1.9 million and $1.4 million, respectively, representing our share of OXB Solutions' net loss. In addition, during the three months ended June 30, 2023, we recorded an other-than-temporary impairment charge of approximately $3.8 million because it was determined that the fair value of our equity method investment in OXB Solutions was less than its carrying value. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Loss

Net loss for the three months ended June 30, 2023 was $35.0 million, compared to $29.1 million for the three months ended June 30, 2022. The increase in net loss was primarily due to the increase in the loss from equity method investment discussed above.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$1,156	$1,604	$(448)
Operating expenses:
Research and development	42,970	45,348	(2,378)
General and administrative	16,513	22,181	(5,668)
Total operating expenses	59,483	67,529	(8,046)
Loss from operations	(58,327)	(65,925)	7,598
Other income:
Gain on sale of business	-	131,249	(131,249)
Interest income	2,980	506	2,474
Total other income	2,980	131,755	(128,775)
Income (loss) before income taxes	(55,347)	65,830	(121,177)
Provision for income taxes	—	(862)	862
Loss from equity method investment	(8,541)	(1,952)	(6,589)
Net income (loss)	$(63,888)	$63,016	$(126,904)

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2023 was $1.2 million, compared to $1.6 million for the six months ended June 30, 2022, and was due to the recognition of deferred revenue related to the Stock Purchase Agreement with Pfizer in both periods.

Research and Development Expenses

	Six months ended June 30,
(in thousands)	2023	2022	Change
External development costs for clinical programs:
HMI-102	$2,811	$9,775	$(6,964)
HMI-103	8,730	5,308	3,422
HMI-203	8,796	5,112	3,684
Other development-stage programs' external development costs	9,636	3,832	5,804
Employee-related costs	10,438	18,342	(7,904)
Other research and development costs	2,559	2,979	(420)
Total research and development expenses	$42,970	$45,348	$(2,378)

Research and development expenses for the six months ended June 30, 2023 were $43.0 million, compared to $45.3 million for the six months ended June 30, 2022. The decrease of $2.4 million was primarily due to lower employee-related costs as a result of transferring employees to OXB Solutions upon the sale of our manufacturing business to Oxford in March 2022, along with decreased external development costs related to HMI-102, including costs incurred with our CRO to conduct and manage our pheNIX clinical trial as the trial was placed on clinical hold in February 2022 and enrollment was paused in August 2022. Partially offsetting these decreases were increased external development costs related to our development-stage programs, including higher spending on HMI-104, our GTx-mAb product candidate for PNH. External development costs for the HMI-103 and HMI-203 clinical programs also increased.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $16.5 million, compared to $22.2 million for the six months ended June 30, 2022. The decrease of $5.7 million was primarily due to a decrease in consulting expense as the prior year included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the OXB Solutions transaction. Employee-related costs decreased by $1.0 million as a result of higher headcount in the prior year and professional fees decreased by $0.8 million as we incurred higher legal fees in the prior year related to the OXB Solutions Transaction. Finally, depreciation expense and overall facilities costs decreased $0.5 million as compared to the prior year period.

Gain on Sale of Business

Gain on sale of business for the six months ended June 30, 2022 was $131.2 million. On March 10, 2022, we closed our transaction with Oxford and recorded a gain of $131.2 million on the sale of our manufacturing business. See Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details surrounding the sale.

Interest Income

Interest income for the six months ended June 30, 2023 was $3.0 million, compared to $0.5 million for the six months ended June 30, 2022. The increase of $2.5 million was the result of higher yields on invested funds for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Provision for Income Taxes

We recorded an income tax provision of $0.9 million for the six months ended June 30, 2022. The tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford. Though we had substantial pre-tax income for the six months ended June 30, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. We did not record an income tax provision (benefit) for the six months ended June 30, 2023.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the six months ended June 30, 2023 and 2022, we recorded a loss from equity method investment of $4.7 million and $2.0 million, respectively, representing our share of OXB Solutions' net loss. In addition, during the three months ended June 30, 2023, we recorded an other-than-temporary impairment charge of approximately $3.8 million because it was determined that the fair value of our equity method investment in OXB Solutions was less than its carrying value. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Income (Loss)

Net loss for the six months ended June 30, 2023 was $63.9 million, compared to net income of $63.0 million for the six months ended June 30, 2022. Net income for the six months ended June 30, 2022 was primarily due to a gain of $131.2 million on the sale of our manufacturing business, offset by our operating expenses of $67.5 million as described above.

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

ATM Program

On March 9, 2023, we filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023. We also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). We did not sell any shares of common stock under the ATM during the six months ended June 30, 2023. As of June 30, 2023, there remained $75.0 million of common stock available for sale under the ATM.

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

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $127.1 million and $175.0 million as of June 30, 2023 and December 31, 2022, respectively. We had no indebtedness as of June 30, 2023 and December 31, 2022.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(49,714)	$(61,530)
Net cash provided by investing activities	92,373	126,943
Net cash provided by financing activities	152	440
Net change in cash, cash equivalents and restricted cash	$42,811	$65,853

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $49.7 million, which was primarily utilized for the funding of our operating expenses of $59.5 million, as we incurred expenses associated with research and development activities including clinical trial activities associated with our HMI-103 and HMI-203 programs, preclinical development activities including IND-enabling studies for HMI-104 and research activities on other applications for our technology, adjusted for non-cash expenses of $13.0 million. Non-cash expenses includes an $8.5 million loss from our equity method investment in OXB Solutions, $4.8 million of stock-based compensation expense and a change in operating assets and liabilities of $1.2 million, partially offset by accretion on short-term investments of $1.5 million. The change in operating assets and liabilities was driven by increased accounts payable of $2.2 million and decreased prepaid expenses and other current assets of $1.7 million, partially offset by decreased deferred revenue of $1.2 million.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $92.4 million, primarily due to proceeds from maturities of short-term investments of $117.9 million, offset by purchases of short-term investments of $25.3 million.

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

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.2 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.4 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Funding Requirements

Operating expenses decreased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. We currently expect our expenses to decrease in 2023 compared to 2022 due to our decision to stop all further development of our product candidates and conduct an 86% workforce reduction while we explore strategic alternatives. We will continue to incur costs associated with operating as a public company and we currently estimate that we will incur approximately $6.9 million in charges in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs, including tax costs and excluding noncash expenses associated with share-based awards. If we decide to resume the development of our product candidates, however, we expect our expenses to increase in order to advance preclinical activities and clinical trials for product candidates in development.

As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $127.1 million. Based on our current operating plan, including reducing our workforce by 86% and stopping further program development efforts outside of required actions, including continued collection of data from and monitoring of participants in our clinical trials, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Should we resume development of product candidates, our future funding requirements would depend on and could increase significantly as a result of many factors, including:

•
the costs, timing, and results of research and development efforts, including clinical trials;
•
the costs and timing of process development scale-up activities, and the adequacy of supply of product candidates for preclinical studies and clinical trials through CMOs, including OXB Solutions;
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

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, and COVID-19. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price” and “Risk Factors— COVID-19 has and could continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Until such time, if ever, that we can generate product revenue, and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of product candidates and are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2023 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

Our interest-earning assets consist of cash and cash equivalents and short-term investments of $127.1 million, or 75.0% of our total assets at June 30, 2023, and $175.0 million, or 76.6% of our total assets at December 31, 2022. Interest income earned on these assets was approximately $3.0 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on June 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At June 30, 2023, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of June 30, 2023 and December 31, 2022.

Inflation Rate Risk

As of June 30, 2023, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, increased cost of drug product from OXB Solutions and other future potential contract manufacturing organizations, supplies and employee compensation expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against the Company and certain of its executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). On May 9, 2023, the Massachusetts court issued an order permitting the parties to submit updated briefs in connection with the motion to dismiss, which were submitted on June 8, 2023, July 13, 2023, and August 3, 2023. The motion to dismiss remains pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

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

We are a clinical-stage genetic medicines company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss for the six months ended June 30, 2023 was $63.9 million. As of June 30, 2023, we had an accumulated deficit of approximately $493.0 million. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in net income of $63.0 million for the six months ended June 30, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted most of our financial resources to research and development, including our preclinical development activities.

In July 2023, we completed a review of our business and our Board of Directors approved a plan to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the current financing environment and our anticipated clinical development timeline, we stopped further development of our programs, outside of required actions including continued collection of data from and monitoring of participants in our clinical trials, and reduced our workforce by 86% to significantly reduce our ongoing operating costs as we evaluate strategic alternatives.

We expect to incur costs and expenditures in connection with the process of evaluating our strategic alternatives and we will continue to incur costs associated with operating as a public company. The process of continuing to evaluate strategic transactions may be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

Should we resume development of our product candidates, we would expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive FDA or foreign regulatory authorities approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with genetic medicines product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if we:

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

Furthermore, should we resume development of our product candidates, our ability to successfully develop, commercialize and license our products and generate product revenue would be subject to substantial additional risks and uncertainties. Each of our programs and product candidates will require additional preclinical and clinical development, potential regulatory approval in multiple jurisdictions, securing manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.”

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

We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates and any future product candidates should we resume such activities. In addition, we may not be able to enter into any collaborations that will generate significant cash. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into 2026. Beyond that, we will need to raise additional capital in order to fund operating expenses and capital expenditure requirements. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. As a result, we are unable to estimate the exact amount of our working capital requirements. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Should we resume development of our product candidates, our future funding requirements, both near and long-term, would depend on many factors, including, but not limited to:

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of macroeconomic conditions, developments in our industry and COVID-19. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of or product candidates or potentially discontinue operations.

Any financial or strategic option we pursue may not be successful.

In July 2023, our Board of Directors approved a process to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. The process of continuing to evaluate these strategic options may be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of June 30, 2023, we do not have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including under our effective Registration Statement on Form S-3, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, should we resume development of our product candidates, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our decision to discontinue further program development efforts, with the exception of required actions, may not result in the anticipated savings for the Company and may adversely affect our business.

In connection with our decision to pursue strategic alternatives and reduce our ongoing operating expenses, in July 2023 we decided to stop further program developments with the exception of required actions, including the continued collection of data from and monitoring of participants in our clinical trials. Based on the anticipated clinical development timeline of HMI-103 and the current financing environment, we believe this decision to discontinue further program development efforts (outside of the aforementioned required actions) will significantly reduce our ongoing operating costs. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from this decision due to unforeseen difficulties, delays or other unexpected costs. For instance, this decision to stop further program developments may include higher than expected costs associated with winding down our clinical programs. Moreover, if we are unable to realize the expected cost savings, our financial condition could be adversely affected, and it may be more difficult to complete a potential strategic transaction.

We have a limited operating history and no history of commercializing genetic medicine products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in 2015. Our operations to date have been limited to financing and staffing our company, developing our technology and identifying and developing our product candidates. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes about six to ten years to develop a new drug from the time it enters Phase 1 clinical trials to when it is approved for treating patients, but in many cases, it may take longer. Consequently, should we resume development of our product candidates, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing genetic medicine products.

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

Should we resume development of our product candidates, we would be heavily dependent on the success of our product candidates, and if none of our candidates receives regulatory approval or is not successfully commercialized, our business may be harmed.

We have historically invested a significant portion of our efforts and financial resources in the development of our product candidates. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products, and we have stopped development activities. Should we resume development of our product candidates, we expect that a substantial portion of our efforts and expenditures over the next few years would be devoted to development of these candidates, which would require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. Therefore, we cannot be certain that any of our product candidates would be successful in future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

Historically, part of our strategy has involved, and to the extent such activities are resumed in the future may involve, identifying novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

In addition, should we resume development of our product candidates, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. If we are unable to identify additional suitable product candidates for clinical development, this would adversely impact our business strategy and our financial position and share price and could potentially cause us to cease operations.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval

Should we resume development our of product candidates, we intend to identify and develop product candidates based on our novel genetic medicines platform, which makes it difficult to predict the time and cost of product candidate development. No products that utilize gene editing technology have been approved in the United States or in Europe, and there have only been a limited number of human clinical trials involving a gene editing product candidate. Moreover, none of those trials has involved our nuclease-free gene editing technology, prior to our initiated Phase 1 pheEDIT clinical trial. In addition, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform.

We have historically concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. To date, no product that utilizes gene editing has been approved in the United States or Europe. There have been a limited number of clinical trials of gene editing technologies, however no product candidates have been approved, and, prior to our initiated Phase 1 pheEDIT clinical trial, none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. Moreover, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform. In addition, because our programs are all in the research, preclinical or early-clinical stage, we have not yet been able to fully assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue. Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. All applications rely on the unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. Should we resume development our of product candidates, we cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, studies conducted by a third party in non-human primates suggest that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity of the dorsal root ganglion, or DRG. To date, we have not observed the severe DRG toxicities described in these publications after intravenous administration in non-human primates with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy and gene editing are novel and the regulatory landscape that governs any product candidates we may develop is uncertain and continues to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop to the extent we resume such activities.

Regulatory requirements governing products created with genome editing technology or involving gene therapy treatment have changed frequently and will likely continue to change in the future. Approvals by one regulatory authority may not be indicative of what any other regulatory authority may require for approval, and there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of gene therapy products, cell therapy products and other products created with genome editing technology. For example, the FDA maintains the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, with responsibility for the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Should we resume development of our product candidates, these and other regulatory review agencies, committees and advisory groups and any requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

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

Should we resume development of our product candidates, we would be required to consult with these regulatory and advisory groups and comply with all applicable guidelines, rules and regulations. If we fail to do so, we may be required to delay or terminate development of such product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient product revenue to maintain our business.

Clinical trials are expensive, time-consuming, difficult to design and implement, and involve an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Should we resume development of our product candidates, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and genetic medicines industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Even if our current and future clinical trials are completed as planned, we cannot be certain that their results will establish the safety, purity, potency and/or effectiveness of any of our product candidates to the satisfaction of the FDA or other regulatory authorities, even if we believe that such trials were successful.

To date, we have not completed any clinical trials for our product candidates. Should we resume development of our product candidates, we may experience delays in conducting any clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

To the extent we resume such activities, all of our product candidates would require extensive clinical testing before we are prepared to submit a BLA or similar applications seeking regulatory approval. We cannot predict with any certainty if or when we might complete the development of any of our product candidate and submit a BLA or similar applications or whether any such BLA or similar applications will be approved by the FDA or comparable foreign authorities. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials, with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations are aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Once implemented, this may have further impact on the application of the CTR in Northern Ireland. A decision by the UK Government not to closely align any new legislation with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be adversely impacted.

Adverse public perception of genetic medicine, and gene editing in particular, may negatively impact the length of time required to advance our product candidates through clinical trials should we resume development of our product candidates, including the pace at which we advance patient enrollment, and potential regulatory approval of, or demand for, our potential products.

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

In addition, gene editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of gene editing technology to human embryos or the human germline. For example, in April 2015, Chinese scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on gene editing of human eggs, sperm, and embryos. The Alliance for Regenerative Medicine in Washington, D.C. has called for a voluntary moratorium on the use of gene editing technologies in research that involved altering human embryos or human germline cells. Similarly, the NIH has announced that it would not fund any use of gene editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Laws in the UK prohibit genetically modified embryos from being implanted into women, but embryos can be altered in research labs under license from the Human Fertilisation and Embryology Authority. Research on embryos is more tightly controlled in many other European countries.

Although we do not use our technologies to edit human embryos or the human germline, should we resume development of our product candidates, such public debate about the use of gene editing technologies in human embryos and heightened regulatory scrutiny could prevent or delay our development of product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development and commercialization of product candidates or demand for any products we may develop. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing gene therapy or gene editing technologies, even if not ultimately attributable to product candidates we may discover and develop, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved, a decrease in demand for any such product candidates and a suspension or withdrawal of approval by regulatory authorities of our product candidates.

A Breakthrough Therapy Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a Breakthrough Therapy Designation for our product candidates if the clinical data support such a designation for one or more product candidates to the extent we resume development of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for priority review and rolling review of a BLA, if the relevant criteria are met.

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

In the future we may seek EMA PRIME designation or apply for other expedited regulatory pathways, designations, schemes or tools in the EU or UK for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

In the future we may seek EMA PRIME (Priority Medicines) designation or other designations, schemes or tools for one or more of our product candidates. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy and Fast-Track designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

We may equally pursue some of the post-Brexit MHRA procedures to prioritize access to new medicines that will benefit patients, such as a 150-day assessment, a rolling review procedure and an innovative licensing and access pathway, or ILAP. ILAP aims to accelerate the time to market and to facilitate patient access to medicines, including new chemical entities, biological medicines, new indications and repurposed medicines. To benefit from ILAP, we must first apply to the MHRA for an innovation passport. Product developers that benefit from ILAP will be provided with advice on clinical trial design to ensure optimal data generation for both regulatory approval and health technology appraisal.

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

Should we resume development of our product candidates, we may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways or similar expedited approval pathways outside the United States. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or similar expedited approval pathways by foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or foreign regulatory authorities may seek to withdraw accelerated approval or similar expedited approval.

Should we resume development of our product candidates, we may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

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

We have received orphan drug designation for HMI-103, and in the future we may intend to seek orphan drug designation for our other product candidates, but any orphan drug designations we receive may not confer marketing exclusivity or other expected benefits.

We have received orphan drug designation for HMI-103 in the United States and the EU for the use of AAVHSC15 expressing PAH for the treatment of PAH deficiency. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same disease or condition for seven years, except in limited circumstances. The applicable exclusivity period is ten years in the EU. The European exclusivity period can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

In the future even if we, or any prospective collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate as ours for diseases or conditions other than those in which we have been granted orphan drug designation. The same principles are valid for the EU as well.

A Regenerative Medicine Advanced Therapy designation from the FDA, or Advanced Therapy Medicinal Product classification by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

Should we resume development of our product candidates, we may seek a Regenerative Medicine Advanced Therapy, or RMAT, designation for HMI-102 or our product candidates. In 2017, the FDA established the RMAT designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. In a February 2019 final guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.

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

If we resume development of product candidates and encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Should we resume development of our product candidates, the timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. The enrollment of patients depends on many factors, including:

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

In addition, should we resume development of our product candidates, our clinical trials would compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition would reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we would expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

If we resume development of our product candidates and any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by any such product, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025). The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business to the extent we resume such activities.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the agency and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and related reorganization, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Also, resource constraints resulting from COVID-19 have caused and could continue to cause the FDA and/or other agencies to be unable to provide requested feedback to companies navigating the regulatory review process on a timely basis.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to COVID-19. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization, to the extent we resume such activities, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

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

As a result of the impacts of COVID-19 and our continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques (including artificial intelligence) that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Any significant security breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could require significant resources to remediate or recover from the incident, result in legal claims or proceedings (including class actions), liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Should we resume development of our product candidates, initial, interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

If we resume development of product candidates we may publicly disclose initial, interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial, top-line or preliminary data we previously published. As a result, initial, top-line and preliminary data should be viewed with caution until the final data are available.

We may also disclose interim or initial data from our preclinical studies and clinical trials. Interim or initial data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial, interim, top-line or preliminary data and final data could significantly harm our business prospects. Further, disclosure of any such data by us or by our competitors could result in volatility in the price of our common stock.

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

We may in the future expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, but it could have a significant impact. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. In the United States, HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA increases data privacy obligations for covered companies and provides individual privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing the likelihood of and risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA become enforceable on July 1, 2023. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Since the beginning of 2021, we have also been subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. If we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our operations are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, on March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against us and certain of our executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that we failed to disclose certain information regarding efficacy and safety in connection with a Phase 1/2 HMI-102 clinical trial, and seeks damages in an unspecified amount. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts on September 2, 2022, and a motion to dismiss on October 17, 2022. On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). On May 9, 2023, the Massachusetts court issued an order permitting the parties to submit updated briefs in connection with the motion to dismiss, which were submitted on June 8, 2023, July 13, 2023, and August 3, 2023. The motion to dismiss remains pending.

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

The development and commercialization of new genetic medicine products is highly competitive. Moreover, the gene editing field is characterized by rapidly changing technologies, significant competition, and a strong emphasis on intellectual property. Should we resume development of our product candidates, we will face competition with respect to any product candidates that we may seek to develop or commercialize from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

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

Should we resume development of our product candidates, if we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved. Moreover, provisions in our agreements with Pfizer may inhibit our ability to enter into future collaborations with third parties.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

Should we resume development of our product candidates, there are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidates. Additionally, if the commercial launch of any of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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

In the future, any product candidates for which we may seek approval as biologic products may face competition sooner than anticipated.

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

We currently rely on third-party manufacturers for the manufacture of materials for research programs, preclinical and clinical studies. We do not have long-term supply agreements with all of the third-party manufacturers, and we purchase our required supply on a purchase order basis. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. Should we resume development of our product candidates, if we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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
•
delay or inability to procure sufficient manufacturing capacity;
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

In addition, we intend to abandon certain national and regional patent applications while they are still pending. The grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications may be rejected by the relevant patent office, while substantively similar applications are granted by others. For example, relative to other countries, China has a heightened requirement for patentability and specifically requires a detailed description of medical uses of a claimed drug. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for and launch generic versions of our products. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of June 30, 2023, we own four registered trademarks and one pending trademark applications in the United States, as well as 39 registered trademarks and five pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Risks Related to Employee Matters and Other Risks Related to Our Business

Our recent reduction in force undertaken to significantly reduce our ongoing operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In July 2023, we implemented a reduction in force affecting approximately 80 employees, or 86% of our workforce, in order to reduce our ongoing operating costs, extend our cash runway into 2026 and maximize shareholder value as we plan to pursue strategic options. In connection with these actions, we currently estimate that we will incur approximately $6.9 million in charges in connection with the reduction in force, primarily consisting of severance payments, employee benefits and related costs, including tax costs and excluding noncash expenses associated with share-based awards.

The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

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

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from the limited pool of skilled workers discussed above is intense, and in the future we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In the future we may also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract and retain high quality personnel in the future, our ability to develop and commercialize product candidates may be limited.

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

COVID-19 has and could continue to adversely impact our business, including our preclinical studies and clinical trials.

Disruptions caused by COVID-19 have resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, many clinical sites are under-resourced as a result of COVID-19 and other factors, impacting the sites’ ability to advance clinical trials in a timely manner. Should we resume development of our product candidates, we could experience disruptions in conducting or completing our other ongoing and planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. While we have entered into arrangements with third parties to provide remote patient visits and monitoring, we may still experience delays with our ongoing and planned clinical trials. It is possible that COVID-19 may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, it is possible that COVID-19 and response efforts may have an impact in the future on our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials.

The extent to which the pandemic may further impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

COVID-19 has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity. In addition, the recession or market correction resulting from the spread of COVID-19 could materially affect our business.

Risks Related to Our Common Stock

Our executive officers and directors and their respective affiliates, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11% of our outstanding voting stock as of June 30, 2023. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain future earnings for the development and operation of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

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

We expect to continue to incur costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We continue to evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

In the future, we may engage in acquisitions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
None.
b)
None.
c)
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under Item 408(a) of Regulation S-K.

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

HOMOLOGY MEDICINES, INC.

Date: August 14, 2023	By:	/s/ Albert Seymour, Ph.D.
Albert Seymour, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: August 14, 2023	By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial and Business Officer and Treasurer (principal financial officer and principal accounting officer)