Form 10-Q
period 2023-09-30
Homology Medicines, Inc.
filed 2023-11-14
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 57,934,332 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the timing and anticipated benefits of and costs associated with our recent reduction in force, strategic initiatives and related corporate restructuring efforts, our future results of operations and financial position, the anticipated impact of COVID-19 and the current economic environment on our business, the anticipated use of cash and business strategy, the potential, safety, efficacy, and regulatory and clinical progress of our former product candidates, prospective products, product approvals, research and development costs, the anticipated timing and likelihood of success of clinical trials, the expected timing of the release of clinical trial data, the timing and expectations surrounding regulatory communications, our relationship with third-parties, our intent to engage in future strategic partnerships, and the plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
Any financial or strategic option we pursue may not be successful. Moreover, our decision to discontinue further program development efforts may not result in the anticipated savings for the Company and may adversely affect our business.
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
•
We have historically contracted with third parties, including Oxford Biomedica Solutions LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.
•
Our contract manufacturers, including Oxford Biomedica Solutions LLC, are subject to significant regulation with respect to manufacturing our former product candidates. The manufacturing facilities on which we historically and may in the future rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.
•
Even if we obtain FDA approval for our product candidates in the United States in the future, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.
•
We may collaborate with third parties for the development and commercialization of our product candidates in the future, but there are no assurances that we will succeed in establishing and maintaining such collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(UNAUDITED)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$29,111	$33,986
Short-term investments	74,187	141,040
Assets held for sale	314	—
Prepaid expenses and other current assets	3,023	5,989
Total current assets	106,635	181,015
Equity method investment	13,957	25,814
Property and equipment, net	—	1,078
Right-of-use assets	19,471	20,563
Total assets	$140,063	$228,470
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,803	$1,144
Accrued expenses and other liabilities	15,711	18,715
Operating lease liabilities	1,778	1,561
Deferred revenue	—	1,156
Total current liabilities	25,292	22,576
Non-current liabilities:
Operating lease liabilities, net of current portion	26,560	27,916
Total liabilities	51,852	50,492
Commitments and contingencies (Note 9)		—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 57,902,210 and 57,483,910 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	614,220	607,513
Accumulated other comprehensive loss	(36)	(404)
Accumulated deficit	(525,979)	(429,137)
Total stockholders’ equity	88,211	177,978
Total liabilities and stockholders' equity	$140,063	$228,470

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$802	$1,156	$2,406
Operating expenses:
Research and development	17,519	25,854	60,489	71,202
General and administrative	6,842	7,810	23,355	29,991
Restructuring and other charges	6,640	—	6,640	—
Total operating expenses	31,001	33,664	90,484	101,193
Loss from operations	(31,001)	(32,862)	(89,328)	(98,787)
Other income:
Gain on sale of business	—	—	—	131,249
Interest income	1,423	1,269	4,403	1,775
Total other income	1,423	1,269	4,403	133,024
Income (loss) before income taxes	(29,578)	(31,593)	(84,925)	34,237
Benefit from (provision for) income taxes	—	46	—	(816)
Loss from equity method investment	(3,376)	(2,179)	(11,917)	(4,131)
Net income (loss)	$(32,954)	$(33,726)	$(96,842)	$29,290
Net income (loss) per share-basic	$(0.57)	$(0.59)	$(1.68)	$0.51
Net income (loss) per share-diluted	$(0.57)	$(0.59)	$(1.68)	$0.51
Weighted-average common shares outstanding-basic	57,853,132	57,447,192	57,788,755	57,372,399
Weighted-average common shares outstanding-diluted	57,853,132	57,447,192	57,788,755	57,901,298

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(32,954)	$(33,726)	$(96,842)	$29,290
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	52	(416)	368	(450)
Total other comprehensive gain (loss)	52	(416)	368	(450)
Comprehensive income (loss)	$(32,902)	$(34,142)	$(96,474)	$28,840

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(UNAUDITED)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2022	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	87,140	—	—	—	—	—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	147,871	—	439	—	—	439
Stock-based compensation	—	—	4,051	—	—	4,051
Other comprehensive gain	—	—	—	7	—	7
Net income	—	—	—	—	92,105	92,105
Balance at March 31, 2022	57,385,578	$6	$598,275	$—	$(332,027)	$266,254
Stock-based compensation	—	—	3,143	—	—	3,143
Stock-based compensation for equity method investee	—	—	21	—	—	21
Other comprehensive loss	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(29,089)	(29,089)
Balance at June 30, 2022	57,385,578	$6	$601,439	$(41)	$(361,116)	$240,288
Issuance of common stock from RSU vesting	16,450	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	78,582	—	124	—	—	124
Stock-based compensation	—	—	2,771	—	—	2,771
Stock-based compensation for equity method investee	—	—	20	—	—	20
Other comprehensive loss	—	—	—	(416)	—	(416)
Net loss	—	—	—	—	(33,726)	(33,726)
Balance at September 30, 2022	57,480,610	$6	$604,354	$(457)	$(394,842)	$209,061

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2023	57,483,910	$6	$607,513	$(404)	$(429,137)	$177,978
Issuance of common stock from RSU vesting	194,525	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	116,332	—	150	—	—	150
Stock-based compensation	—	—	2,369	—	—	2,369
Stock-based compensation for equity method investee	—	—	24	—	—	24
Other comprehensive gain	—	—	—	222	—	222
Net loss	—	—	—	—	(28,844)	(28,844)
Balance at March 31, 2023	57,794,767	$6	$610,056	$(182)	$(457,981)	$151,899
Issuance of common stock from option exercises	3,366	—	2	—	—	2
Stock-based compensation	—	—	2,402	—	—	2,402
Stock-based compensation for equity method investee	—	—	22	—	—	22
Other comprehensive gain	—	—	—	94	—	94
Net loss	—	—	—	—	(35,044)	(35,044)
Balance at June 30, 2023	57,798,133	$6	$612,482	$(88)	$(493,025)	$119,375
Issuance of common stock from RSU vesting	86,592	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	17,485	—	18	—	—	18
Stock-based compensation	—	—	1,706	—	—	1,706
Stock-based compensation for equity method investee	—	—	14	—	—	14
Other comprehensive gain	—	—	—	52	—	52
Net loss	—	—	—	—	(32,954)	(32,954)
Balance at September 30, 2023	57,902,210	$6	$614,220	$(36)	$(525,979)	$88,211

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(96,842)	$29,290
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578	997
Noncash lease expense	1,091	969
Loss from equity method investment	11,917	4,131
Stock-based compensation expense	6,477	9,965
Accretion of discount on short-term investments	(2,279)	(872)
Loss on disposal of property and equipment	68	—
Gain on sale of business	—	(131,249)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,966	(5,301)
Accounts payable	6,659	2,711
Accrued expenses and other liabilities	(2,996)	5,672
Deferred revenue	(1,156)	(2,406)
Operating lease liabilities	(1,138)	(369)
Net cash used in operating activities	(74,655)	(86,462)
Cash flows from investing activities:
Purchases of short-term investments	(73,240)	(157,460)
Maturities of short-term investments	142,740	47,461
Proceeds from sale of business	—	130,000
Proceeds from sale of property and equipment	338	—
Purchases of property and equipment	(228)	(1,276)
Net cash provided by investing activities	69,610	18,725
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock purchase plan	168	563
Proceeds from issuance of common stock from option exercises	2	1
Net cash provided by financing activities	170	564
Net change in cash, cash equivalents and restricted cash	(4,875)	(67,173)
Cash, cash equivalents and restricted cash, beginning of period	33,986	110,335
Cash, cash equivalents and restricted cash, end of period	$29,111	$43,162
Supplemental disclosures of noncash investing and financing activities:
Property and equipment additions included in accrued expenses and other liabilities	$—	$8
Unrealized gain (loss) on available for sale securities, net	$368	$(450)

See notes to condensed consolidated financial statements.

HOMOLOGY MEDICINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business—Homology Medicines, Inc. (the “Company” or "Homology") is a clinical-stage genetic medicines company historically focused on transforming the lives of patients suffering from rare diseases by addressing the underlying cause of the disease with one-time gene therapy and gene editing treatments. The Company was founded in March 2015 as a Delaware corporation. Its principal offices are in Bedford, Massachusetts.

On July 27, 2023, the Company announced that it had completed a review of its business and the Company's Board of Directors had approved a plan to explore, review and evaluate a range of potential strategic options available to the Company, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the current financing environment and the Company's anticipated clinical development timeline for its lead program, HMI-103, the Company also announced that it was stopping further development of its programs and reduced its workforce by 86% in an effort to significantly reduce its ongoing operating costs as it evaluates strategic alternatives. The workforce reduction was substantially completed in the third quarter of 2023 (see Note 8).

On March 9, 2023, the Company filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of its common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock under the ATM during the nine months ended September 30, 2023. As of September 30, 2023, there remained $75.0 million of common stock available for sale under the ATM.

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

Since its inception and until recently, the Company devoted substantially all of its resources to recruiting personnel, developing its technology platform and advancing its pipeline of product candidates through discovery, preclinical and clinical trials, developing and implementing manufacturing processes, building out manufacturing and research and development space, and maintaining and building its intellectual property portfolio. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependency on key individuals and intellectual property, competition from other products and companies, and the technical and regulatory risks associated with the successful research, development and manufacturing of its product candidates.

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through September 30, 2023, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its transaction with Oxford (see Note 5), its collaboration and license agreement with a former collaboration partner and its private placement with Pfizer (see Note 12). During the nine months ended September 30, 2023, the Company incurred a loss from operations of $96.8 million and as of September 30, 2023, the Company had $526.0 million in accumulated deficit.

The Company has incurred and expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. There can be no assurance, however, that the Company will be able to successfully consummate any particular strategic transaction. The process of evaluating strategic options has been and may continue to be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges.

Based on current projections, management believes that the Company's existing cash and cash equivalents and short-term investments as of September 30, 2023 will enable the Company to continue its operations for at least one year from the date of this filing. However, due to the consideration of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as the Company's workforce reduction of all but a few custodial employees, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern for more than twelve months from the date that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company resume the development of product candidates, it would need to obtain substantial additional funding in connection with continuing operations, particularly as the Company resumes its preclinical activities and clinical trials for its product candidates. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2023, and consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Cash and Cash Equivalents and Restricted Cash—Cash and cash equivalents consist of standard checking accounts, money market accounts and certain investments. The Company considers all highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less to be cash equivalents. The Company did not have any restricted cash at September 30, 2023 or December 31, 2022.

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

Assets Held for Sale—The Company classifies assets as held for sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the aforementioned criteria are met as of the balance sheet date, the assets are presented separately in the consolidated balance sheet as held for sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held for sale.

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

At September 30, 2023, the Company accounted for its investment in OXB Solutions using the equity method of accounting (see Note 5).

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

The Company acts as sublessor related to a sublease of a substantial portion of the Company's headquarters that is now occupied by OXB Solutions. Fixed sublease payments received are recorded as a reduction to lease cost. Although Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions, the Company remained jointly and severally liable for the payment of rent under this lease as of and for the three and nine months ended September 30, 2023. Therefore, the related right-of-use asset and operating lease liability were not derecognized and remained on the Company’s condensed consolidated balance sheets as of September 30, 2023. The Company was released from being the primary obligor under such lease effective October 1, 2023 (see Note 14).

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

The Company recorded an income tax benefit of less than $0.1 million and an income tax provision of $0.8 million for the three and nine months ended September 30, 2022, respectively. The year-to-date tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 5), offset by available federal and state net operating loss carryforwards and research and development tax credits which are subject to certain limitations as to their utilization. The Company did not record an income tax provision (benefit) for the three and nine months ended September 30, 2023.

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

The following table summarizes the Company’s short-term investments as of September 30, 2023 and December 31, 2022:

As of September 30, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$3,965	$—	$(2)	$3,963
US Treasury securities	55,268	6	(7)	55,267
Corporate debt securities	14,990	—	(33)	14,957
Total	$74,223	$6	$(42)	$74,187

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$57,138	$—	$—	$57,138
US Treasury securities	65,160	—	(335)	64,825
Corporate debt securities	19,146	—	(69)	19,077
Total	$141,444	$—	$(404)	$141,040

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and nine months ended September 30, 2023 and 2022. The contractual maturity dates of all of the Company’s investments are less than one year.

4. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	September 30, 2023	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$28,375	$28,375	$—	$—
Total cash equivalents	$28,375	$28,375	$—	$—
Short-term investments:
Commercial paper	$3,963	$—	$3,963	$—
US Treasury securities	55,267	—	55,267	—
Corporate debt securities	14,957	—	14,957	—
Total short-term investments	$74,187	$—	$74,187	$—
Total financial assets	$102,562	$28,375	$74,187	$—

Description	December 31, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$33,967	$33,967	$—	$—
Total cash equivalents	$33,967	$33,967	$—	$—
Short-term investments:
Commercial paper	$57,138	$—	$57,138	$—
US Treasury securities	64,825	—	64,825	—
Corporate debt securities	19,077	—	19,077	—
Total short-term investments	$141,040	$—	$141,040	$—
Total financial assets	$175,007	$33,967	$141,040	$—

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023 and 2022.

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

Pursuant to the OXB Solutions Transaction, the Company also assigned all of its right, title and interest in, to and under its facility lease to OXB Solutions. However, as the Company remained jointly and severally liable for the payment of rent under the facility lease, the Company had not been released from being the primary obligor under such lease as of September 30, 2023 and therefore the related right-of-use asset and lease liability were not derecognized and remained on the Company’s balance sheet. The Company determined that the expected disposal of the fixed assets did not qualify for reporting as a discontinued operation since it did not represent a strategic shift that has or will have a major effect on the Company's operations and financial results. Subsequently, the Company was released from being the primary obligor under such lease effective as of October 1, 2023 (see Note 14).

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

During the nine months ended September 30, 2023, the Company determined that the fair value of its investment in OXB Solutions was negatively impacted due to a change in OXB Solutions' forecasted performance relative to expected performance when the Company initially invested in OXB Solutions. The Company determined that the decline in value was deemed to be other than temporary and recorded an impairment charge of $3.8 million to reduce its equity method investment to fair value. The impairment charge is included in the loss on equity method investment in the Company's condensed consolidated statements of operations.

In addition, the Company records its share of income or losses from OXB Solutions on a quarterly basis. For the nine months ended September 30, 2023, the Company recorded $8.1 million representing its share of OXB Solution's net loss for the period. As of September 30, 2023, the carrying value of the equity method investment was $14.0 million.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$—	$6,025
Computers and purchased software	—	644
Furniture and fixtures	—	645
Property and equipment, at cost	—	7,314
Less: accumulated depreciation and amortization	—	(6,236)
Property and equipment, net	$—	$1,078

In August 2023, consistent with its decision to stop further development of its programs and explore, review and evaluate a range of potential strategic options available to the Company, the Company committed to a plan to sell its remaining property and equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of September 30, 2023. The assets held for sale were reported at the lower of the carrying amount or fair value with no depreciation expense taken after August 2023.

Depreciation expense for the three and nine months ended September 30, 2023 was approximately $0.1 million and $0.6 million, respectively, compared to $0.3 million and $1.0 million, respectively for the three and nine months ended September 30, 2022. The Company had approximately $0.4 million of disposals of property and equipment during the three and nine months ended September 30, 2023. The Company had no disposals of property and equipment during the three and nine months ended September 30, 2022.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Accrued research and development expenses	$8,198	$9,447
Accrued compensation and benefits	6,660	5,953
Accrued professional fees	648	1,052
Accrued other	205	2,263
Total accrued expenses and other liabilities	$15,711	$18,715

8. RESTRUCTURING AND OTHER CHARGES

On July 25, 2023, the Company's Board of Directors approved a process to explore, review and evaluate a range of potential strategic options available to the Company, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Therefore, based on cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value as the Company plans to pursue strategic options, the Company's Board of Directors also approved a reduction in the Company’s workforce by approximately 80 employees, or 86% of the Company's workforce as of July 2023. In connection with this corporate restructuring, the Company recorded a restructuring charge for severance and related costs of $6.9 million in the Company's condensed consolidated statements of operations during the three months ended September 30, 2023.

The Company’s restructuring liability, which was included in accrued compensation and benefits, consisted of the following:

(in thousands)	Employee-Related Costs
Accrued restructuring balance at January 1, 2023	$-
Expenses incurred	6,895
Payments	(2,154)
Accrued restructuring balance at September 30, 2023	$4,741

The Company had previously granted certain of the terminated employees restricted stock units (“RSUs”) that vest in annual installments based on continued service to the Company, as well as options to purchase shares of the Company’s common stock that typically vest over a period of four years. In connection with the reduction in workforce, the Company agreed to accelerate the vesting of a portion of the RSUs that were unvested as of the employees’ termination dates, and also modify the stock options for terminated employees such that subject to the satisfaction of severance conditions, the terminated employees’ vested options will remain outstanding and exercisable until the first anniversary of each employee’s termination date. These equity modifications, described in detail in Note 10, resulted in a net reduction to stock based compensation expense of $0.3 million reflected within restructuring and other charges in the Company's condensed consolidated statements of operations during the three months ended September 30, 2023.

9. COMMITMENTS AND CONTINGENCIES

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

In March 2022, in accordance with its transaction with OXB Solutions, the Company assigned all of its right, title and interest in, to and under its corporate headquarters lease to OXB Solutions and entered into a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. The Company was not released from being the primary obligor under such lease as of September 30, 2023 and therefore the related right-of-use asset and operating lease liability were not derecognized and remained on the Company’s balance sheet and the Company acted as sublessor to OXB Solutions for accounting purposes. See Note 5 for details. During the nine months ended September 30, 2023, the Company received $2.3 million in sublease payments from OXB Solutions, which is recorded as a reduction to lease cost. In October 2023, the Company was released from being primary obligor under the lease (see Note 14).

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

The following table summarizes operating lease costs and variable lease costs, as well as sublease income:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Operating lease costs	$3,263	$2,826
Variable lease costs	1,551	1,698
Sublease income	(2,312)	(1,210)
Net lease cost	$2,502	$3,314

The maturities of the Company's operating lease liabilities and minimum lease payments as of September 30, 2023 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2023	1,134
2024	4,578
2025	4,715
2026	4,857
Thereafter	26,265
Total undiscounted lease payments	$41,549
Less: imputed interest	(13,211)
Present value of operating lease liabilities	$28,338

The following table summarizes the lease term and discount rate as of September 30, 2023:

September 30, 2023
Weighted-average remaining lease term (years)
Operating leases	7.5
Weighted-average discount rate
Operating leases	10.6%

The following table summarizes the supplemental cash flow information related to the Company's operating lease:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,310	$2,226
Increase in lease liabilities and right-of-use assets due to lease remeasurements	$—	$6,262

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

10. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options and restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options granted under the 2015 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At September 30, 2023, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019, and ending on and including January 1, 2028, equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. Therefore, on January 1, 2023, an additional 2,299,356 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2022. As of September 30, 2023, there were 1,978,793 shares available for future grant under the 2018 Plan.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted and the Company’s stockholders approved the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year, beginning on January 1, 2019, and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. Therefore, on January 1, 2023, an additional 574,839 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2022. As of September 30, 2023, there were 2,693,911 shares available for future issuance under the 2018 ESPP.

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

During the nine months ended September 30, 2023, 133,817 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of approximately $0.2 million. During the nine months ended September 30, 2022, 226,453 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of approximately $0.6 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million during the three and nine months ended September 30, 2023 and 2022, respectively.

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

The assumptions used in the Black-Scholes option pricing model are as follows (note that there were no options granted during the three months ended September 30, 2023):

	Three months ended	Nine months ended September 30,
	September 30, 2022	2023	2022
Expected volatility	70.1%	69.2% - 69.7%	68.7% - 70.1%
Weighted-average risk-free interest rate	3.20% - 3.66%	3.45% - 4.22%	1.46% - 3.66%
Expected dividend yield	— %	— %	— %
Expected term (in years)	6.25	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$1.82-$2.82	$0.92-$1.60	$1.78-$4.17

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2023	9,865,734	$10.96	7.2	$493
Granted	3,188,150	$1.53
Exercised	(3,366)	$0.47
Cancelled/Forfeited	(623,776)	$11.11
Outstanding at September 30, 2023	12,426,742	$8.55	4.9	$488
Vested and expected to vest at September 30, 2023	12,426,742	$8.55	4.9	$488
Exercisable at September 30, 2023	7,566,304	$11.80	4.5	$421

The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was insignificant for each period. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2023 and 2022 was $1.01 and $1.72, respectively.

Stock Awards Modifications - Corporate Restructuring

In connection with the Company's corporate restructuring (see Note 8), the Company terminated approximately 80 employees and modified approximately 3.3 million existing stock options and approximately 0.4 million existing restricted stock units ("RSUs") granted to these terminated employees in prior periods. The modification of the vested stock options to permit terminated employees up to one year following their termination date to exercise their options, rather than the 90-day window for terminated employees, is accounted for as a modification under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Accordingly, the Company recognized incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after the modification. The fair value of the awards immediately before assumes an expected term equal to 90 days from the termination date, whereas the fair value immediately after assumes an expected term equal to one year from the termination date. Total incremental compensation cost recognized in the three months ended September 30, 2023 related to awards that were vested as of the modification date was less than $0.1 million. All unvested stock options were forfeited upon termination and the Company reversed all compensation cost previously recorded on the forfeited awards. Total compensation cost reversed in the three months ended September 30, 2023 was less than $0.1 million.

The terminated employees' RSUs were modified to accelerate the vesting of a portion of the RSUs that were unvested as of the employees’ termination dates. The accelerated vesting of certain RSUs is accounted for as a Type III (improbable to probable) modification under ASC 718. Accordingly, the Company reversed all compensation cost previously recorded on the awards that are not expected to vest under the original terms. Total compensation cost reversed in the three months ended September 30, 2023 was approximately $0.2 million. Total compensation cost of less than $0.1 million, equal to the modification date fair value, was recognized over the remaining service period, beginning on the modification date and ending on each employee’s termination date.

Stock Awards Modifications - OXB Solutions Transaction

As part of the transaction with OXB Solutions (see Note 5), the Company transferred employees to OXB Solutions and modified approximately 1.6 million existing stock options and approximately 0.1 million existing restricted stock units granted to these transferred employees in prior periods in order to permit such individuals to continue vesting in their awards and exercise their vested options as long as they are employed by and provide services to OXB Solutions. The modification of the unvested stock awards to continue vesting was accounted for as a Type III (improbable to probable) modification under ASC 718. Accordingly, the Company reversed all compensation cost previously recorded on the awards that were not expected to vest under the original terms. Total compensation cost reversed in the three months ended March 31, 2022 was less than $0.1 million. Total compensation cost of $0.8 million, equal to the modification date fair value, will be recognized over the remaining service period. A portion of this total compensation cost will be included as a component of the loss from equity method investment.

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

Restricted Stock Units

The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest annually in two or three equal installments on January 1st of each year after the grant date. The following table summarizes the Company's RSU activity for the nine months ended September 30, 2023:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	543,179	$6.12
Granted	483,850	$1.60
Vested	(281,117)	$5.31
Forfeited	(258,184)	$2.54
Outstanding at September 30, 2023	487,728	$3.04

Stock-based Compensation Expense

The Company recognizes compensation expense for awards to employees based on the grant date fair value of stock-based awards on a straight-line basis over the period during which an award holder provides service in exchange for the award, which is generally the vesting period. The Company recorded stock-based compensation expense related to stock options, shares purchased under the 2018 ESPP, restricted stock units and stock award modifications as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$230	$889	$1,507	$4,143
General and administrative	1,477	1,882	4,970	5,822
	$1,707	$2,771	$6,477	$9,965

As of September 30, 2023, there was $10.5 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.2 years at September 30, 2023.

11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon assumed exercise of stock options and the vesting of restricted stock units, except in such case when their inclusion would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$(32,954)	$(33,726)	$(96,842)	$29,290
Denominator:
Weighted-average common shares outstanding-basic	57,853,132	57,447,192	57,788,755	57,372,399
Dilutive securities	—	—	—	528,899
Weighted-average common shares outstanding-diluted	57,853,132	57,447,192	57,788,755	57,901,298

Net income (loss) per share-basic	$(0.57)	$(0.59)	$(1.68)	$0.51
Net income (loss) per share-diluted	$(0.57)	$(0.59)	$(1.68)	$0.51

For the three and nine months ended September 30, 2023, as well as for the three months end September 30, 2022, the effect of dilutive securities including stock options, restricted stock units and unvested common stock from early exercise of options, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the periods and their inclusion would be anti-dilutive. Anti-dilutive securities excluded for the three months ended September 30, 2023 and 2022 were 12,993,266 and 9,933,508, respectively, and for the nine months ended September 30, 2023 and 2022 were 12,507,026 and 9,048,927, respectively.

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

During the nine months ended September 30, 2023, the Company recognized collaboration revenue of $1.2 million, compared to $0.8 million and $2.4 million, respectively for the three and nine months ended September 30, 2022. As the ROFR Period expired in May 2023, there was no revenue recognized during the three months ended September 30, 2023. There was no deferred revenue related to the Company’s obligation to Pfizer as of September 30, 2023. As of December 31, 2022, there was approximately $1.2 million of deferred revenue related to the Company’s obligation to Pfizer.

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

Supply Agreement

Pursuant to the terms of the Manufacturing and Supply Agreement with OXB Solutions entered into in March 2022 (the "Supply Agreement"), the Company agreed to purchase from OXB Solutions at least 50% of its clinical supply requirements of AAV-based products during the initial term of the supply agreement. The Supply Agreement provides for an initial term of three years, which may be extended for an additional one-year term. Under the Supply Agreement, the Company is committed to purchase a minimum number of batches of drug substance and drug product, as well as process development services, totaling approximately $29.7 million by the fiscal year ending December 31, 2023. As of September 30, 2023, the Company had approximately $1.4 million in remaining purchase obligations to OXB Solutions pursuant to the Supply Agreement. There are no minimum purchase commitments in 2024 (year three) of the Supply Agreement. After the initial term, the Company will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either party may terminate the Supply Agreement upon an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party.

During the three and nine months ended September 30, 2023, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of $8.4 million and $21.7 million, respectively, as well as purchases of process development services of approximately $3.1 million and $5.8 million, respectively, and stability services and other support services of approximately $0.4 million and $1.2 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded purchases of drug substance from OXB Solutions related to the Supply Agreement of $6.0 million and $7.5 million, respectively, as well as purchases of process development services of approximately $2.2 million and $10.2 million, respectively. These amounts are included within research and development expenses on the Company's condensed consolidated statements of operations. The amounts due to OXB Solutions under the Supply Agreement were $12.6 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively, and were included in accounts payable and accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

Lease Assignment and Sublease Agreement

As described in Note 9, the Company leases space for research and development, manufacturing and general office space in Bedford, Massachusetts. In March 2022, the Company and OXB Solutions entered into a lease assignment and assumption agreement pursuant to which Homology assigned all of its right, title and interest in, to and under this lease to OXB Solutions and a sublease agreement whereby OXB Solutions subleased certain premises in its facility to Homology. However, as of and for the three and nine months ended September 30, 2023, the Company remained jointly and severally liable for the payment of rent under this lease and had not been released from being the primary obligor under such lease and therefore the related right-of-use asset and operating lease liability were not derecognized and remained on the Company’s condensed consolidated balance sheets. Therefore, the Company is recording sublease income from OXB Solutions as if it were subleasing the space to OXB Solutions. On October 1, 2023, the Company was released from being the primary obligor under the lease (see Note 14).

During the three and nine months ended September 30, 2023, the Company recorded sublease income of $0.8 million and $2.3 million, respectively, related to the sublease agreement with OXB Solutions. During the three and nine months ended September 30, 2022, the Company recorded sublease income of $0.5 million and $1.2 million, respectively, related to the sublease agreement with OXB Solutions. This amount was recognized as a reduction to lease expense in the Company's condensed consolidated statements of operations.

During 2023, OXB Solutions assumed responsibility for paying the landlord for invoices related to the leased property and, as such, the Company began making direct payments to OXB Solutions for amounts due to OXB Solutions under the sublease. Therefore, as of September 30, 2023, the amount of sublease income payable to OXB Solutions was $0.1 million and was included in accrued expenses on the Company's condensed consolidated balance sheets. As of December 31, 2022, the amount of sublease income receivable from OXB Solutions was $0.5 million and was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

Transitional Services Agreement

Under the transitional services agreement with OXB Solutions (the “Services Agreement”), the Company is performing certain services for the benefit of OXB Solutions and OXB Solutions is performing certain services for the benefit of the Company. The term of the Services Agreement will not exceed eighteen months and lasts until the earlier of termination for convenience, termination for cause in the event of an uncured material breach, termination as a result of bankruptcy of either party, and expiration or termination of the only remaining outstanding service as set forth in the Services Agreement. Each company is fully reimbursing the other for these services. The Services Agreement was substantially complete as of September 30, 2023.

Expenses incurred by the Company for services provided by OXB Solutions recognized under the Services Agreement totaled $0.3 million for the nine months ended September 30, 2023, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively, and are presented within research and development expenses in the condensed consolidated statements of operations as the services related to facilities support within the Company's research and development labs. As of September 30, 2023 and December 31, 2022, the amount due to OXB Solutions under the Services Agreement was $0.1 million at each balance sheet date, and was included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The Company provided finance, human resources, IT and legal services to OXB Solutions under the Services Agreement and recognized $0.5 million for the nine months ended September 30, 2023, and $0.8 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, for amounts reimbursed by OXB Solutions as a reduction to general and administrative expense in the Company's condensed consolidated statements of operations. The Company did not provide reimbursable services to OXB Solutions under the Services Agreement during the three months ended September 30, 2023. As of December 31, 2022, the Company had a receivable balance of $0.3 million from OXB Solutions which was recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. Pursuant to the Services Agreement, the Company has been paying vendors on OXB Solutions' behalf; this process will be fully transitioned to OXB Solutions in 2023. As of December 31, 2022, the amount receivable from OXB Solutions for amounts paid to vendors on their behalf was $1.1 million and was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

14. SUBSEQUENT EVENTS

On September 25, 2023, the Company signed and executed a release letter with its lessor related to its headquarters in Bedford, MA. The lessor agreed to release the Company of all obligations under the lease effective October 1, 2023 (the “Release Date”) in exchange for a $0.1 million cash payment. For accounting purposes, the release letter is not considered a modification of the lease until the Release Date as the Company is not released from its obligations under the lease until such date. As of September 30, 2023, the lease had a remaining right-of-use asset balance of $19.5 million and an operating lease liability balance of $28.3 million. On October 1, 2023, the Company will write off the right-of-use asset and operating lease liability and record the difference as a gain of $8.8 million within other income on the condensed consolidated statements of operations. Because the Company’s sublease agreement with OXB Solutions remains in effect after termination of the head lease, the Company will recognize a new right-of-use asset and an operating lease liability of $1.6 million, which equals the present value of the future sublease payments owed to OXB Solutions for the remaining term of the sublease. The Company is actively searching for a subtenant to take over its sublease with OXB Solutions and is evaluating whether there is any impairment of the related right-of-use asset.

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

Overview

We are a clinical-stage genetic medicines company historically focused on transforming the lives of patients suffering from rare genetic diseases with significant unmet medical needs by addressing the underlying cause of the disease. Our proprietary platform is designed to utilize our human hematopoietic stem cell-derived adeno-associated virus vectors, or AAVHSCs, to precisely and efficiently deliver single administration genetic medicines in vivo through a nuclease-free gene editing modality, gene therapy, or gene therapy to express antibodies platform, or GTx-mAb, which is designed to produce antibodies throughout the body.

In July 2023, we completed a review of our business and our Board of Directors approved a plan to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the current financing environment and our anticipated clinical development timeline for our lead program, HMI-103, we stopped further development of our programs and reduced our workforce by 86% to significantly reduce our ongoing operating costs as we evaluate strategic alternatives. We have retained TD Cowen as our strategic financial advisor. There can be no assurance that a transaction will result from this process and we do not intend to disclose additional details unless and until we have entered into a specific transaction or otherwise determined that further disclosure is appropriate.

Our former clinical programs include: HMI-103, an investigational gene editing candidate for the treatment of patients with phenylketonuria, or PKU, HMI-203, an investigational gene therapy candidate for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome and HMI-102, an investigational gene therapy candidate for the treatment of adult patients with PKU. Our preclinical programs include: HMI-104, a GTx-mAb gene therapy candidate for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and HMI-204, a gene therapy candidate for metachromatic leukodystrophy, or MLD.

HMI-103: Gene Editing Candidate for the Treatment of Patients with PKU

In October 2023, we reported clinical data from the first dose cohort in the pheEDIT Phase 1, dose-escalation trial evaluating HMI-103 in adults with classical PKU. As of the data cut-off date of September 14, 2023, HMI-103 has been generally well-tolerated in all three participants. Participant 1 experienced a reduction in plasma phenylalanine, or Phe, levels to below the U.S. American College of Medical Genetics and Genomics PKU treatment guideline threshold of <360 μmol/L, and the majority of Phe levels have been below 360 μmol/L through 39 weeks post-dose, including after the initiation of dietary protein supplementation. Participant 2 experienced a meaningful plasma Phe reduction of 50% at 23 weeks post-dose. Participant 3 experienced a meaningful plasma Phe reduction of 60% at 14 weeks post-dose. In accordance with our decision to stop developing our programs, we terminated the pheEDIT trial in October 2023.

HMI-103 was administered to participants via a one-time I.V. infusion at a dose of 6E13 vg/kg. As of the data cut-off date of September 14, 2023, HMI-103 has been generally well-tolerated by all three participants with no serious adverse events, and the majority of treatment-related adverse events have been mild and transient. All liver function tests have remained in the normal range during the prophylactic immunosuppression regimen incorporating the T-cell inhibitor tacrolimus in combination with corticosteroid. In July 2023, we received approval from the Independent Data Monitoring Committee to escalate to the next dose cohort in the trial.

The pheEDIT clinical trial was an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 in patients ages 18-55 years old who have been diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial measured serum Phe changes. The trial incorporated an immunosuppressive regimen that included a T-cell inhibitor used in combination with a steroid-sparing regimen. Prior to dosing, participants completed an up to 82-day screening/run-in period to help us account for and more closely understand day-to-day Phe fluctuations.

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

HMI-104: GTx-mAb Gene Therapy Candidate for the Treatment of Patients with PNH

HMI-104 is a clinical development candidate for PNH from our GTx-mAb platform. This platform represents an additional way that we can leverage our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with levels associated with anti-C5 therapeutics, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human neonatal fragment crystallizable (Fc) receptor, or FcRn. We have completed IND-enabling studies with HMI-104.

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

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increases the space under lease by approximately 23,011 square feet, or the Expansion Premises, and extends the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commenced on May 1, 2022 and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB Solutions with Homology subleasing a portion of lab and office space back from the newly created company. We remained jointly and severally liable for the payment of rent under this lease as of September 30, 2023. However as of October 1, 2023, we were released from being primary obligor under the lease. See Notes 9 and 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease agreement.

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

Financial Overview

Since our inception in 2015 through September 30, 2023, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction.

We were incorporated and commenced operations in 2015. Since our incorporation and until recently, we devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, developing our technology platform, advancing HMI-102, HMI-103 and HMI-203 through IND-enabling studies and into clinical trials, advancing HMI-202 and HMI-104 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock, through funding from our collaboration partner and through proceeds received as a result of our transaction with OXB Solutions.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $1.2 million in collaboration revenue for the nine months ended September 30, 2023, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2022, respectively. We did not recognize any collaboration revenue for the three months ended September 30, 2023.

Since inception, we have incurred significant operating losses. Our net loss was $33.0 million and $96.8 million for the three and nine months ended September 30, 2023, respectively. For the three months ended September 30, 2022, our net loss was $33.7 million and for the nine months ended September 30, 2022, our net income was $29.3 million as a result of our transaction with OXB Solutions, as we recorded a gain of $131.2 million on the sale of our manufacturing business (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $526.0 million and $429.1 million, respectively.

Our total operating expenses were $31.0 million and $90.5 million for the three and nine months ended September 30, 2023, respectively, and $33.7 million and $101.2 million for the three and nine months ended September 30, 2022, respectively. We expect operating expenses to continue to decrease over the prior year as we recently reduced our workforce by 86% and have stopped all further program development efforts. We expect to continue to incur costs and expenditures in connection with our ongoing evaluation of strategic alternatives and we will continue to incur costs associated with operating as a public company. There can be no assurance, however, that we will be able to successfully consummate any particular strategic transaction. The process of evaluating strategic transactions has been and may continue to be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, any strategic business combination or other transactions that we may consummate in the future, could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement, transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

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

As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $103.3 million. Based on our current projections, including our recent reduction in force and stopping further program development efforts, we believe that our existing cash, cash equivalents, and short-term investments will enable us to continue our operations for at least one year from the date of this filing. However, due to the discontinuation of all of our clinical trials and research activities, as well as our recent reduction in force of all but a few custodial employees, management has concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been issued. See “Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.2 million and $2.4 million in collaboration revenue for the nine months ended September 30, 2023 and 2022, respectively, related to the Stock Purchase Agreement with Pfizer (see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding revenue recognition discussions).

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

Research and development activities have historically been central to our business model. We expect our research and development expenses to continue to decrease significantly given the discontinuation of all of our clinical trials and research activities. Should we resume development of product candidates, we would expect research and development costs to increase significantly for the foreseeable future as the product candidate development programs progress.

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

We expect our general and administrative expenses to decrease in the near future due to our recent workforce reductions. We have incurred and expect to continue to incur significant costs, however, related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges.

Other Income

Other income consists of a gain on the sale of our manufacturing business and interest income earned on our cash, cash equivalents, and short-term investments. Our interest income has increased due to significantly higher yields on invested funds during the three and six months ended September 30, 2023 as compared to the prior year.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies during the three months ended September 30, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$—	$802	$(802)
Operating expenses:
Research and development	17,519	25,854	(8,335)
General and administrative	6,842	7,810	(968)
Restructuring and other charges	6,640	—	6,640
Total operating expenses	31,001	33,664	(2,663)
Loss from operations	(31,001)	(32,862)	1,861
Other income:
Interest income	1,423	1,269	154
Total other income	1,423	1,269	154
Loss before income taxes	(29,578)	(31,593)	2,015
Benefit from income taxes	—	46	(46)
Loss from equity method investment	(3,376)	(2,179)	(1,197)
Net loss	$(32,954)	$(33,726)	$772

Collaboration Revenue

Collaboration revenue for the three months ended September 30, 2022 was $0.8 million and was due to the recognition of deferred revenue related to the Stock Purchase Agreement with Pfizer. We previously recognized deferred revenue from Pfizer over Pfizer's right of first refusal, or ROFR, period of 30 months during which Pfizer could have negotiated a potential collaboration on the development and commercialization of HMI-102 and HMI-103. The ROFR period expired in May 2023.

Research and Development Expenses

	Three months ended September 30,
(in thousands)	2023	2022	Change
External development costs for clinical programs:
HMI-102	$3,046	$3,866	$(820)
HMI-103	7,258	5,459	1,799
HMI-203	(366)	5,984	(6,350)
Other development-stage programs' external development costs	5,221	2,498	2,723
Employee-related costs	1,193	5,684	(4,491)
Other research and development costs	1,167	2,363	(1,196)
Total research and development expenses	$17,519	$25,854	$(8,335)

Research and development expenses for the three months ended September 30, 2023 were $17.5 million, compared to $25.9 million for the three months ended September 30, 2022. The decrease of $8.3 million was primarily associated with our decision to stop further development of our programs and reduce our workforce by 86% in July 2023 in an effort to decrease our ongoing operating costs. External costs for our three clinical programs for the three months ended September 30, 2023 reflect the results of reconciliations performed at our CRO and other vendors associated with our clinical trials, as well as the recognition of expense for contractual obligations owed under our Supply Agreement with OXB Solutions. In addition, employee-related costs decreased over the prior quarter primarily due to our workforce reduction, which we instituted during the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $6.8 million, compared to $7.8 million for the three months ended September 30, 2022. The decrease of $1.0 million was primarily due to lower consulting, market research costs and facility-related costs.

Restructuring and Other Charges

In connection with the corporate restructuring that reduced our current workforce by approximately 80 employees, or 86%, we recorded a restructuring charge for severance and related costs of $6.9 million during the three months ended September 30, 2023. We also modified certain stock options and restricted stock units granted to the terminated employees in a prior period. These equity modifications resulted in a net reduction to stock based compensation expense of $0.3 million reflected within restructuring and other charges during the three months ended September 30, 2023. See Notes 8 and 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our corporate restructuring and other charges. We did not record restructuring and other charges for the three months ended September 30, 2022.

Interest Income

Interest income for the three months ended September 30, 2023 was $1.4 million, compared to $1.3 million for the three months ended September 30, 2022. The increase of $0.1 million was primarily the result of interest income generated at higher yields on invested funds for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Income Tax Benefit

We recorded an income tax benefit of less than $0.1 million for the three months ended September 30, 2022. We did not record an income tax provision (benefit) for the three months ended September 30, 2023.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the three months ended September 30, 2023 and 2022, we recorded a loss from equity method investment of $3.4 million and $2.2 million, respectively, representing our share of OXB Solutions' net loss. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Loss

Net loss for the three months ended September 30, 2023 was $33.0 million, compared to $33.7 million for the three months ended September 30, 2022. The decrease in net loss was primarily due to the decrease in operating expenses discussed above.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$1,156	$2,406	$(1,250)
Operating expenses:
Research and development	60,489	71,202	(10,713)
General and administrative	23,355	29,991	(6,636)
Restructuring and other charges	6,640	—	6,640
Total operating expenses	90,484	101,193	(10,709)
Loss from operations	(89,328)	(98,787)	9,459
Other income:
Gain on sale of business	—	131,249	(131,249)
Interest income	4,403	1,775	2,628
Total other income	4,403	133,024	(128,621)
Income (loss) before income taxes	(84,925)	34,237	(119,162)
Provision for income taxes	—	(816)	816
Loss from equity method investment	(11,917)	(4,131)	(7,786)
Net income (loss)	$(96,842)	$29,290	$(126,132)

Collaboration Revenue

Collaboration revenue for the nine months ended September 30, 2023 was $1.2 million, compared to $2.4 million for the nine months ended September 30, 2022, and was due to the recognition of deferred revenue related to the Stock Purchase Agreement with Pfizer in both periods.

Research and Development Expenses

	Nine months ended September 30,
(in thousands)	2023	2022	Change
External development costs for clinical programs:
HMI-102	$5,822	$13,643	$(7,821)
HMI-103	16,371	10,767	5,604
HMI-203	8,942	11,095	(2,153)
Other development-stage programs' external development costs	13,685	6,330	7,355
Employee-related costs	11,631	24,025	(12,394)
Other research and development costs	4,038	5,342	(1,304)
Total research and development expenses	$60,489	$71,202	$(10,713)

Research and development expenses for the nine months ended September 30, 2023 were $60.5 million, compared to $71.2 million for the nine months ended September 30, 2022. The decrease of $10.7 million was primarily due to lower employee-related costs as a result of the reduction in workforce we instituted during the three months ended September 30, 2023, in addition to transferring employees to OXB Solutions upon the sale of our manufacturing business to Oxford in March 2022. In addition, external development costs related to HMI-102, including costs incurred with our CRO to conduct and manage our pheNIX clinical trial, decreased as the trial was placed on clinical hold in February 2022 and enrollment was paused in August 2022. Partially offsetting these decreases were increased external development costs in the first half of 2023 related to our development-stage programs, including higher spending on HMI-104, our GTx-mAb product candidate for PNH. In addition, external development costs for the HMI-103 clinical program increased over the nine months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $23.4 million, compared to $30.0 million for the nine months ended September 30, 2022. The decrease of $6.6 million was primarily due to a $3.3 million decrease in consulting expense as the prior year included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the OXB Solutions transaction. Employee-related costs decreased $1.5 million as a result of the reduction in workforce we instituted in the three months ended September 30, 2023. In addition, professional fees decreased $0.8 million as we incurred higher legal fees in the prior year related to the OXB Solutions Transaction, and depreciation expense and overall facilities costs decreased $0.7 million as compared to the prior year period.

Restructuring and Other Charges

In connection with the corporate restructuring that reduced our workforce by approximately 80 employees, or 86%, we recorded a restructuring charge for severance and related costs of $6.9 million during the nine months ended September 30, 2023. We also modified certain stock options and restricted stock units granted to the terminated employees in a prior period. These equity modifications resulted in a net reduction to stock based compensation expense of $0.3 million reflected within restructuring and other charges during the nine months ended September 30, 2023. See Notes 8 and 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring and other charges. We did not record restructuring and other charges for the nine months ended September 30, 2022.

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

Interest Income

Interest income for the nine months ended September 30, 2023 was $4.4 million, compared to $1.8 million for the nine months ended September 30, 2022. The increase of $2.6 million was primarily the result of interest income generated at higher yields on invested funds for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Provision for Income Taxes

We recorded an income tax provision of $0.8 million for the nine months ended September 30, 2022. The tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford. Though we had substantial pre-tax income for the nine months ended September 30, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. We did not record an income tax provision (benefit) for the nine months ended September 30, 2023.

Loss from Equity Method Investment

We record our share of gains or losses from OXB Solutions on a quarterly basis. For the nine months ended September 30, 2023 and 2022, we recorded a loss from equity method investment of $11.9 million and $4.1 million, respectively, representing our share of OXB Solutions' net loss. The loss from equity method investment for the nine months ended September 30, 2023 includes an other-than-temporary impairment charge of approximately $3.8 million we recorded because it was determined that the fair value of our equity method investment in OXB Solutions was less than its carrying value. See Notes 2 and 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Net Income (Loss)

Net loss for the nine months ended September 30, 2023 was $96.8 million, compared to net income of $29.3 million for the nine months ended September 30, 2022. Net income for the nine months ended September 30, 2022 was primarily due to a gain of $131.2 million on the sale of our manufacturing business, offset by our operating expenses of $101.2 million as described above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We do not have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock, through an up-front payment and funding of research candidates from a collaboration partner and through the gross proceeds from our transaction with OXB Solutions. Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our IPO in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer through a private placement transaction.

ATM Program

On March 9, 2023, we filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023. We also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). We did not sell any shares of common stock under the ATM during the nine months ended September 30, 2023. As of September 30, 2023, there remained $75.0 million of common stock available for sale under the ATM.

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

Strategic Review and Reduction in Force

On July 25, 2023, our Board of Directors approved a process to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Therefore, based on cost-reduction initiatives intended to reduce our ongoing operating expenses and maximize shareholder value as we evaluate strategic options, our Board of Directors also approved a reduction in our current workforce by approximately 80 employees. In connection with this corporate restructuring, we recorded a restructuring charge for severance and related costs of $6.9 million in our condensed consolidated statements of operations during the three months ended September 30, 2023.

Cash Flows

Our cash, cash equivalents, and short-term investments totaled $103.3 million and $175.0 million as of September 30, 2023 and December 31, 2022, respectively. We had no indebtedness as of September 30, 2023 and December 31, 2022.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(74,655)	$(86,462)
Net cash provided by investing activities	69,610	18,725
Net cash provided by financing activities	170	564
Net change in cash, cash equivalents and restricted cash	$(4,875)	$(67,173)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $74.7 million, which was primarily utilized for the funding of our operating expenses of $90.5 million, as we incurred expenses associated with research and development activities including clinical trial activities associated with our HMI-103 and HMI-203 programs, preclinical development activities including IND-enabling studies for HMI-104 and research activities on other applications for our technology, adjusted for non-cash expenses of $17.9 million. Non-cash expenses includes an $11.9 million loss from our equity method investment in OXB Solutions, $6.5 million of stock-based compensation expense and noncash lease expense of $1.1 million, partially offset by accretion on short-term investments of $2.3 million. The change in operating assets and liabilities of $4.3 million was driven by increased accounts payable of $6.7 million and decreased prepaid expenses and other current assets of $3.0 million, partially offset by decreased accrued expenses and other liabilities of $3.0 million and decreased deferred revenue of $1.2 million.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $69.6 million, primarily due to proceeds from maturities of short-term investments of $142.7 million, offset by purchases of short-term investments of $73.2 million.

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

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.2 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.6 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Funding Requirements

Operating expenses decreased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. We currently expect our expenses to continue to decrease in 2023 compared to 2022 due to our decision to stop all further development of our product candidates and the recent implementation of an 86% workforce reduction. We will continue to incur costs associated with operating as a public company. If we decide to resume the development of our product candidates, however, we expect our expenses to increase in order to advance preclinical activities and clinical trials for product candidates in development.

As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $103.3 million. Based on our current projections, we believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2023 will enable us to continue our operations for at least one year from the date of this filing. However, in light of the discontinuation of all of our clinical trials and research activities, as well as our recent reduction in force of all but a few custodial employees, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been issued.

We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. Because our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, we are unable to estimate the exact amount of our working capital requirements. Should we resume development of our product candidates in the future, our future funding requirements would depend on and could increase significantly as a result of many factors, including:

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

Until such time, if ever, that we can generate product revenue, and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of our product candidates and are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2023 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

Our interest-earning assets consist of cash and cash equivalents and short-term investments of $103.3 million, or 73.8% of our total assets at September 30, 2023, and $175.0 million, or 76.6% of our total assets at December 31, 2022. Interest income earned on these assets was approximately $4.4 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on September 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At September 30, 2023, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of September 30, 2023 and December 31, 2022.

Inflation Rate Risk

As of September 30, 2023, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage genetic medicines company with a limited operating history. Since inception, we have incurred significant operating losses. Our net loss for the nine months ended September 30, 2023 was $96.8 million. As of September 30, 2023, we had an accumulated deficit of approximately $526.0 million. On March 10, 2022, we closed our transaction with OXB Solutions and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in net income of $29.3 million for the nine months ended September 30, 2022 (see Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the OXB Solutions Transaction). In addition, we have not commercialized any products and have never generated any revenue from product sales. We have historically devoted most of our financial resources to research and development, including our preclinical development activities.

In July 2023, we completed a review of our business and our Board of Directors approved a plan to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the current financing environment and our anticipated clinical development timeline, we stopped further development of our programs and reduced our workforce by 86% to significantly reduce our ongoing operating costs as we evaluate strategic alternatives.

We have incurred and expect to continue to incur costs and expenditures in connection with our process of evaluating our strategic alternatives and we will continue to incur costs associated with operating as a public company. The process of continuing to evaluate strategic transactions may be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

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

Furthermore, should we resume development of our product candidates, our ability to successfully develop, commercialize and license our products and generate product revenue would be subject to substantial additional risks and uncertainties. Each of our programs and product candidates would require additional preclinical and clinical development, potential regulatory approval in multiple jurisdictions, securing manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. These risks are further described under “—Risks Related to Discovery, Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.”

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

In July 2023, our Board of Directors approved a process to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. The process of continuing to evaluate these strategic options has been and may continue to be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance of completion of any particular course of action or a defined timeline for completion, and we can provide no assurance that any strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of September 30, 2023, we do not have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Our decision to discontinue further program development efforts may not result in the anticipated savings for the Company and may adversely affect our business.

In connection with our decision to pursue strategic alternatives and reduce our ongoing operating expenses, in July 2023 we decided to stop further program developments. Based on the anticipated clinical development timeline of HMI-103 and the current financing environment, we believe this decision to discontinue further program development efforts will significantly reduce our ongoing operating costs. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from this decision due to unforeseen difficulties, delays or other unexpected costs. For instance, this decision to stop further program developments may include higher than expected costs associated with winding down our clinical programs. Moreover, if we are unable to realize the expected cost savings, our financial condition could be adversely affected, and it may be more difficult to complete a potential strategic transaction.

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

Based on our current projections, we believe that our existing cash, cash equivalents, and short-term investments will enable us to continue to fund our operations for at least one year from the date of this filing. However, due to considerations of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as our significant reduction in force of all but a few custodial employees, management has concluded that there is substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been issued. Beyond that, we will need to raise additional capital in order to fund operating expenses and capital expenditure requirements. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. As a result, we are unable to estimate the exact amount of our working capital requirements. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Should we resume development of our product candidates, our future funding requirements, both near and long-term, would depend on many factors, including, but not limited to:

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

We have historically invested a significant portion of our efforts and financial resources in the development of our product candidates. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We have no products that are approved for commercial sale and may never be able to develop marketable products, and we have stopped development activities. Should we resume development of our product candidates, we expect that a substantial portion of our efforts and expenditures over the next few years would be devoted to development of these candidates, which would require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business has historically depended heavily on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. Therefore, we cannot be certain that any of our product candidates would be successful in future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

Should we resume development of our product candidates, we may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates or significantly increase the cost of such trials, including:

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

Some of our potential therapeutic products involve editing the human genome. If we resume the development of our product candidates in the future, the clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene editing and gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene editing are unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

To the extent we resume development of our product candidates, we may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

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

Our contract manufacturers, including Oxford Biomedica Solutions LLC, are subject to significant regulation with respect to manufacturing our former product candidates. The manufacturing facilities which we have historically and may in the future rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.

Historically we have had relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. In March 2022, we closed an agreement with Oxford to establish a new AAV vector manufacturing company, Oxford Biomedica Solutions LLC, that incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019. The related transactions closed on March 10, 2022. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

Even if we obtain FDA approval for our product candidates in the United States in the future, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and malware (e.g. ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, and telecommunication and electrical failures. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

If we resume development of our product candidates we may publicly disclose initial, interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial, top-line or preliminary data we previously published. As a result, initial, top-line and preliminary data should be viewed with caution until the final data are available.

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

To the extent we resume development of our product candidates, we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

If we resume development of our product candidates, enacted and future healthcare legislation could increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

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
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals; and
•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers. For instance, in the EU, interactions between pharmaceutical companies and healthcare professionals and healthcare organizations are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and member states level. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of pharmaceutical products is prohibited in the EU. Relationships with healthcare professionals and associations are subject to stringent anti-gift statutes and anti-bribery laws, the scope of which differs across the EU. In addition, national “Sunshine Acts” may require pharmaceutical companies to report/publish transfers of value provided to healthcare professionals and associations on a regular (e.g., annual) basis.

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

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third-party manufacturers or our development efforts may be interrupted or delayed.

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

Risks Related to Commercialization

Should we resume development of our product candidates, we face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

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

There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we had research programs, including PKU, MLD, Hunter syndrome, hemoglobinopathies and ophthalmological diseases. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches.

Historically, our platform and product focus was the development of genetic medicines using our proprietary AAVHSCs in vivo through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. Should we resume development of such programs, if our programs are approved for the indications for which we are planning clinical trials, they may compete with other products under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Censa Pharmaceuticals, Generation Bio, Nestlé Health Science, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. If our Hunter syndrome treatment is approved, it may compete with therapies from Shire and/or GC Pharma. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics, Passage Bio and/or Shire. In vivo gene therapy approaches provide potential advantages over ex vivo approaches. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including but not limited to Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Prime Therapeutics and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics.

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

Even if any of our product candidates receives marketing approval in the future, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval in the future, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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
•
political and economic instability, including in light of the international terrorism and conflicts;
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

Risks Related to Our Dependence on Third Parties

We have historically contracted with third parties, including Oxford Biomedica Solutions LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts if we were to resume such activities.

We have historically relied on third-party manufacturers for the manufacture of materials for research programs, preclinical and clinical studies. We do not have long-term supply agreements with all of the third-party manufacturers, and we purchase our required supply on a purchase order basis. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. Should we resume development of our product candidates, if we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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
•
lack of qualified backup suppliers for those components that are purchased from a sole or single-source supplier;
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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with GMP regulations or similar regulatory requirements outside the United States. The failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

Assuming we were to resume the development of product candidates, any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under GMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

Any future dependence upon others for the manufacture of any product candidates we may develop or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

Should we resume development of our product candidates, we would rely on third parties to conduct, supervise and monitor our clinical trials. If those third parties did not successfully carry out their contractual duties, or if they performed in an unsatisfactory manner, it may harm our business.

Should we resume development of our product candidates, we would rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. We would rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. Our reliance on CROs for clinical development activities limits our control over these activities, but we would remain responsible for ensuring that each of our studies was conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs would not relieve us of our regulatory responsibilities.

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

We may collaborate with third parties for the development and commercialization of our product candidates in the future, but there are no assurances that we will succeed in establishing and maintaining such collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

We may seek collaborative relationships for the development and commercialization of our product candidates in the future should we resume such activities. Failure to obtain a collaborative relationship for any of our product candidates may significantly impair the potential for the product candidate. We would also need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

We are a party to agreements with COH for certain AAV vector-related patents and know-how and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us. If we fail to comply with our obligations under the COH license, or any of our other collaborators, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We currently in-license certain intellectual property from COH. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves. The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

If we fail to comply with our obligations under our patent licenses with third parties, we could lose license rights that are important to our business.

We are a party to a license agreement with COH, pursuant to which we in-license patents and technology for our product candidates. This existing license imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise materially breach a license agreement, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In addition, any claims asserted against us by our licensors may be costly and time-consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of September 30, 2023, we own four registered trademarks and one pending trademark applications in the United States, as well as 39 registered trademarks and five pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

In July 2023, we implemented a reduction in force affecting approximately 80 employees, or 86% of our workforce, in order to reduce our ongoing operating costs, extend our cash runway and maximize shareholder value as we consider strategic options. In connection with this corporate restructuring, the Company recorded a restructuring charge for severance and related costs of $6.9 million in the Company's condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q during the three months ended September 30, 2023. In addition, the Company had previously granted certain of the terminated employees restricted stock units that vest in annual installments based on continued service to the Company, as well as options to purchase shares of the Company’s common stock that typically vest over a period of four years. In connection with the reduction in workforce, the Company agreed to accelerate the vesting of a portion of the RSUs that were unvested as of the employees’ termination dates, and also modify the stock options for terminated employees such that subject to the satisfaction of severance conditions, the terminated employees’ vested options will remain outstanding and exercisable until the first anniversary of each employee’s termination date. These equity modifications resulted in a net reduction to stock based compensation expense of $0.3 million reflected within restructuring and other charges in the Company's condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q during the three months ended September 30, 2023.

The reduction in force may result in unintended consequences and additional costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of certain principal members of our management team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

If we are unable to retain one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from the limited pool of skilled workers discussed above is intense, and in the future we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In the future we may also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to attract and retain high quality personnel in the future, our ability to develop and commercialize product candidates may be limited.

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

COVID-19 has and could continue to adversely impact our business, including our preclinical studies and clinical trials to the extent we resume such activities.

Disruptions caused by COVID-19 previously resulted in delays in enrolling our Phase 1/2 pheNIX clinical trial. In addition, many clinical sites are under-resourced as a result of COVID-19 and other factors, impacting the sites’ ability to advance clinical trials in a timely manner. Should we resume development of our product candidates, we could experience disruptions in conducting or completing our other ongoing and planned preclinical and clinical trials and could incur unforeseen costs as a result of preclinical study or clinical trial delays. It is possible that COVID-19 may have an impact in the future on our CROs’ ability to complete critical studies required for the progression of these programs. Moreover, it is possible that COVID-19 and response efforts may have an impact in the future on our third-party suppliers and CMOs’ ability to manufacture our product candidates or materials needed for our preclinical studies and clinical trials.

Moreover, COVID-19 has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our liquidity. In addition, the recession or market correction resulting from the spread of COVID-19 could materially affect our business.

Risks Related to Our Common Stock

Our executive officers and directors and their respective affiliates, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 11% of our outstanding voting stock as of September 30, 2023. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We have never declared or paid any cash dividends on our common shares. We anticipate that we will retain future earnings for the development and operation of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

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

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, international terrorism and conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business, results of operations and the price of our common stock may be adversely affected.

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

HOMOLOGY MEDICINES, INC.

Date: November 14, 2023	By:	/s/ Albert Seymour, Ph.D.
Albert Seymour, Ph.D.
President, Chief Executive Officer and Director (principal executive officer)

Date: November 14, 2023	By:	/s/ W. Bradford Smith
W. Bradford Smith
Chief Financial and Business Officer and Treasurer (principal financial officer and principal accounting officer)