Form 10-K
period 2023-12-31
Homology Medicines, Inc.
filed 2024-03-13
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 1, 2024, there were 58,133,540 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders or an amendment to this Annual Report on Form 10-K which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2023.

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
•
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to continue our operations for more than twelve months after the issuance date of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
•
We have historically contracted with third parties, including Oxford Biomedica (US) LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts.
•
Our contract manufacturers, including Oxford Biomedica (US) LLC, are subject to significant regulation with respect to manufacturing our former product candidates. The manufacturing facilities on which we historically and may in the future rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.
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

In July 2023, we completed a review of our business and our Board of Directors approved a plan to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the financing environment and the anticipated clinical development timeline for our lead program, HMI-103, we stopped further development of our programs and reduced our workforce by 86% to significantly reduce our ongoing operating costs as we evaluated strategic alternatives.

Agreement and Plan of Merger

After a comprehensive review of strategic alternatives, on November 16, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Q32 Bio Inc., a Delaware corporation, or Q32, and Kenobi Merger Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary, or Merger Sub, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Q32, with Q32 continuing as our wholly owned subsidiary and the surviving corporation of the merger, or the Merger. Our future operations are highly dependent on the success of the Merger and there can be no assurance that the Merger will be successfully consummated. If the Merger is completed, the business of Q32 will continue as the business of the combined company.

Merger Consideration

Subject to the terms and conditions of the Merger Agreement, (i) immediately prior to the effective time of the Merger, or the Effective Time, all Q32 preferred stock will be converted into Q32 common stock pursuant to the organizational documents of Q32, or the Q32 Preferred Stock Conversion, and (ii) at the Effective Time, (a) each outstanding share of Q32 common stock (excluding Q32 common stock issued in the Concurrent Financing, as described below) will be converted into the right to receive a number of shares of our common stock, or the Company Common Stock, calculated in accordance with the Merger Agreement, (b) each outstanding Q32 stock option and warrant that has not previously been exercised prior to the closing of the Merger will be assumed by us and become an option or warrant, as applicable, to purchase a number of shares of Company Common Stock and (c) the Q32 common stock issued in the Concurrent Financing will be converted into the right to receive a number of shares of Company Common Stock calculated in accordance with the Merger Agreement. The shares of Company Common Stock that will be issued to stockholders of Q32 will be calculated using a formula in the Merger Agreement based on the equity value of each of Q32 and us. Q32 has been ascribed an aggregate equity value of $195 million and our equity value is expected to be approximately $80 million subject to adjustment based on the amount of our net cash at closing of the Merger.

Concurrent Financing

Pursuant to the Merger Agreement, immediately prior to the Effective Time, Q32 will consummate a financing through the sale of its common stock for aggregate gross proceeds of $42 million based on the same aggregate equity value of Q32 used in the Merger, or the Concurrent Financing. On November 16, 2023, Q32 entered into subscription agreements with certain accredited investors, or the Investors, for the Concurrent Financing with expected gross proceeds to Q32 of $42 million. In connection with the Concurrent Financing, at the closing of the Merger, Q32 will enter into a registration rights agreement with the Investors providing for the registration under the Securities Act of 1933, as amended, or the Securities Act, of the shares of common stock sold in the Concurrent Financing. The consummation of the transactions contemplated by the subscription agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the subscription agreements. Shares of Q32 common stock issued pursuant to the Concurrent Financing will be converted into shares of Company Common Stock in the Merger in accordance with the Merger Agreement.

Contingent Value Rights Agreement

At the Effective Time, if any Legacy Assets (as defined below) have not been disposed of in a Legacy Asset Disposition (as defined below) or if additional consideration may be payable for the Legacy Assets (as defined below) after closing of the Merger, the Company and Equiniti Trust Company, LLC, a New York limited liability company, as the initial rights agent, or the Rights Agent, will enter into a Contingent Value Rights Agreement, or the CVR Agreement, pursuant to which our common stockholders of record as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “CVR”) for each outstanding share of Company Common Stock held by such stockholder on such date.

Each CVR will represent the contractual right to receive payments from us upon the actual receipt by us or our subsidiaries of certain contingent proceeds derived from any cash consideration that is paid to us or our subsidiaries as a result of the sale, transfer, license, assignment or other divestiture, disposition or commercialization of any of our assets, rights and interests relating to our HMI-103, HMI-204, Capsids and AAVHSC Platform, including any equity interests held directly or indirectly by us in Oxford Biomedica (US) LLC (f/k/a Oxford Biomedica Solutions LLC and Roadrunner Solutions LLC), or OXB (US), pursuant to that certain Equity Securities Purchase Agreement, dated as of January 28, 2022, by and between the Company and OXB Solutions, or the Legacy Assets, and such disposition, or a Legacy Asset Disposition, net of certain tax, transaction costs and certain other expenses.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any holders of CVRs will receive payments with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the Securities and Exchange Commission, or SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in the Company or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Former Clinical Programs

Our former clinical programs include: HMI-103, an investigational gene editing candidate for the treatment of patients with phenylketonuria, or PKU; HMI-203, an investigational gene therapy candidate for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome; and HMI-102, an investigational gene therapy candidate for the treatment of adult patients with PKU. Our former preclinical programs include: HMI-104, a GTx-mAb gene therapy candidate for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and HMI-204, a gene therapy candidate for metachromatic leukodystrophy, or MLD. We are currently exploring strategic alternatives for HMI-103 (Adult/Pediatric PKU), HMI-204 (MLD) and our capsids and AAVHSC platform, including the sale of these programs.

In August 2023, we withdrew our Clinical Trial Application, or CTA, for HMI-203 in Canada. In September 2023, we withdrew our IND for HMI-102, which the FDA formally acknowledged in November 2023. In December 2023, we withdrew our IND for HMI-203 and in March 2024, we withdrew our IND for HMI-103. All clinical trial sites have been notified that all studies we had been conducting for our programs have been terminated; sites have been duly notified of their responsibilities. We have also withdrawn all orphan drug designations for our programs in both the United States and the EU.

In September 2023, we inactivated the pheEDIT Phase 1 gene editing clinical trial evaluating HMI-103 in adults with classical PKU (NCT05222178). In October 2023, we reported clinical data from the first dose cohort in the pheEDIT trial. As of the data cut-off date of September 14, 2023, HMI-103 was generally well-tolerated in all three participants with no serious adverse events, and the majority of treatment-related adverse events were mild and transient. All liver function tests remained in the normal range during the prophylactic immunosuppression regimen incorporating the T-cell inhibitor tacrolimus in combination with corticosteroid. Participant 1 experienced a reduction in plasma phenylalanine, or Phe, levels to below the U.S. American College of Medical Genetics and Genomics PKU treatment guideline threshold of <360 µmol/L, and the majority of Phe levels were below 360 mmol/L through 39 weeks post-dose, including after the initiation of dietary protein supplementation. Participant 2 experienced a meaningful plasma Phe reduction of 50% at 23 weeks post-dose. Participant 3 experienced a meaningful plasma Phe reduction of 60% at 14 weeks post-dose.

In August 2023, we terminated both the pheNIX Phase 1/2 gene therapy clinical trial evaluating HMI-102 in adults with classical PKU and the juMPStart Phase 1 gene therapy clinical trial evaluating HMI-203 in adults with Hunter Syndrome. INDs for both the pheNIX Phase 1/2 and juMPStart Phase 1 clinical trials have been withdrawn.

Earlier-Stage Product Candidates

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

HMI-104 was a candidate for PNH from our GTx-mAb platform. This platform represents an additional way that we could potentially leverage our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with levels associated with anti-C5 therapeutics, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human neonatal fragment crystallizable (Fc) receptor, or FcRn. We completed IND-enabling studies with HMI-104.

Oxford Biomedica (US) LLC Transaction

On March 10, 2022, we closed a transaction with OXB (US), Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB (US) LLC and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB (US) LLC, which provides AAV vector process development and manufacturing services to biotechnology companies, which we refer to as the Oxford Biomedica (US) LLC Transaction, or the OXB (US) LLC Transaction. OXB (US) LLC incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019.

Pursuant to the terms of the Purchase Agreement and a contribution agreement, or the Contribution Agreement, entered into between us and OXB (US) LLC prior to the closing of the OXB (US) LLC Transaction, or the Closing, we agreed to assign and transfer to OXB (US) LLC all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products, but excluding certain assets related to manufacturing or testing of our proprietary AAV vectors, or collectively, the Transferred Assets, in exchange for 175,000 common equity units in OXB (US) LLC, or Units, and OXB (US) LLC assumed from us, and agreed to pay, perform and discharge when due, all of our duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, we sold to OXB, and OXB purchased from us, 130,000 Units, or the Transferred Units, in exchange for $130.0 million. In connection with the Closing, OXB contributed $50.0 million in cash to OXB (US) LLC in exchange for an additional 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB (US) LLC, and (ii) we owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB (US) LLC.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC, or the OXB (US) LLC Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB (US) LLC at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB (US) LLC Operating Agreement, we are entitled to designate one director on the board of directors of OXB (US) LLC, currently Paul Alloway, Ph.D., our President and Chief Operating Officer.

Concurrently with the Closing, we entered into certain ancillary agreements with OXB (US) LLC including a license and patent management agreement whereby OXB (US) LLC granted certain licenses to us, a supply agreement, or the Supply Agreement, for a term of three years which includes certain annual minimum purchase commitments, a lease assignment pursuant to which we assigned all of our right, title and interest in, to and under our facility lease to OXB (US) LLC, a sublease agreement whereby OXB (US) LLC subleased certain premises in its facility to us, as well as several additional ancillary agreements.

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increased the space under the lease by approximately 23,011 square feet, or the Expansion Premises, and extended the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commenced on May 1, 2022 and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premises under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB (US) LLC with Homology subleasing a portion of lab and office space back from OXB (US) LLC until December 31, 2024. Effective October 1, 2023, we were released from being primary obligor under such lease, See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our lease agreement.

License Agreements

In April 2016, we entered into an exclusive license agreement with City of Hope, or COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our former therapeutic product development candidates, including HMI-102, HMI-103, HMI-203, HMI-204 and HMI-104.

Financial Overview

Since our inception in 2015 through December 31, 2023, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. Should we resume development of one or more of our product candidates, we will require additional capital in order to advance our product candidates through clinical development and commercialization.

Our Opportunity in Genetic Medicines

We were historically focused on monogenic diseases where the genetic abnormality is known to occur in a single gene. The majority of monogenic diseases harbor thousands of individual mutations within the diseased gene, each resulting in a loss of function. Adding a functional gene to the cell where there is a missing or mutated gene (gene therapy), replacing an entire diseased gene with a whole functional gene (gene editing), or expressing an antibody to address the underlying genetic disease mechanism (GTx-mAb), are the optimal therapeutic approaches for addressing these monogenic disorders. This can be accomplished either through a method of gene therapy called gene transfer in slowly or non-dividing cells, or through a method of gene editing called gene integration in rapidly dividing cells.

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

Our Platform & Approach

In developing a genetic medicine product candidate, our strategy was to choose the AAVHSC that reaches the area(s) of the body needed to address the specific disease we were targeting. We then designed the product candidate to precisely and efficiently deliver genetic medicines following a one-time I.V. infusion (in vivo) using a gene therapy, nuclease-free gene editing, or GTx-mAb modality. Refer to Figure 1 below for a graphical depiction of our platform.

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

Our Former Pipeline Strategy

We initially pursued monogenic diseases where we knew exactly what we were seeking to correct and exactly which gene to insert into patients’ cells, including delivery via our GTx-mAb platform to express and secrete antibodies from the liver. We prioritized monogenic diseases with significant unmet medical needs, validated regulatory pathways, well-accepted biomarkers and significant commercial opportunities. We were formerly focused on developing product candidates to treat monogenic diseases in the liver, CNS and peripheral tissues, bone marrow, and the eye, given that our AAVHSCs naturally show a high degree of tropism or ability to enter cells in these organs and organ systems. These tissues are affected in many rare genetic diseases.

Our initial focus areas included developing product candidates for intracellular, inborn errors of metabolism and other genetic conditions that are especially well-suited to correction by our gene editing or gene therapy methods. In slow- or non-dividing cells (e.g., CNS and adult liver cells), gene therapy can potentially be curative, while rapidly dividing cells (e.g., hematopoietic CD34+ cells and pediatric liver cells) require a gene editing approach to provide a permanent correction in the genome that can be replicated with each cell division. We were purposefully deploying our proprietary AAVHSCs in certain indications first with a gene therapy approach followed by a gene editing approach, in order to maximize the likelihood of translating our platform into widespread clinical and commercial success.

We believe we have validated our AAVHSC platform in the liver based on the results observed in the dose-escalation portion of our Phase 1/2 trial with HMI-102, and in the first dose cohort of our Phase 1 trial with HMI-103. We have completed a comprehensive in vivo biodistribution study in NHPs in which all 11 of the AAVHSCs tested crossed the blood-brain-barrier and the blood-nerve-barrier.

Our Genetic Medicines Platform

Our proprietary genetic medicines platform is built on our novel AAVHSCs, which allow us to choose the best suited modality from either a gene therapy, nuclease-free gene editing, or GTx-mAb modality for each disease we pursue, based on such factors as the targeted disease biology, the biodistribution of our AAVHSCs to key tissues, and the rate of cell division the target tissues exhibit. The unique characteristics of our platform enable nuclease-free gene editing, specifically gene integration, and broad, systemic tissue distribution. Our AAVHSCs are designed to directly integrate corrective DNA through HR with therapeutically relevant efficiencies. Our HR-based gene editing approach utilizes a single component AAV system that contains everything required to selectively edit DNA with no need for exogenous nucleases or editing machinery. This single-component system simplifies the manufacturing and delivery of our therapeutics. We believe our gene editing approach has the potential to be curative as it provides a permanent correction in the genome that is then replicated with each cell division so that new generations of cells will carry the corrected gene. Our AAVHSCs are naturally occurring and have been modified to be non-replicating to minimize potential safety issues. We believe our platform’s combined attributes will allow for more efficient and safer therapeutics for a wide range of genetic diseases.

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

We have successfully inserted full-length cDNA encoding PAH in vivo reaching levels of efficiency required for therapeutic efficacy. The preclinical data that supports HMI-103 is described in detail below in the Our Former Product Candidates section.

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

Figure 5. AAVHSC16 has reduced in vivo liver tropism in NHPs while exhibiting robust distribution to other peripheral organs and the CNS.

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

We believe our ability to perform gene integration at efficiencies that are greater than both nuclease-based and other AAV-based approaches, coupled with our single component delivery system, enable us to administer genetic medicines in vivo. We believe the advantages of in vivo administration of therapeutics via a single component delivery system include the following:

•
simpler and faster manufacturing relative to ex vivo therapeutic approaches resulting in reduced manufacturing costs;
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

Our Former Product Candidates

HMI-103 Gene Editing Candidate for the Treatment of Adult Patients with PKU

Our lead gene editing program, HMI-103, was a one-time, in vivo, nuclease-free gene editing candidate for the treatment of classical PKU. HMI-103 was designed to harness the body's natural DNA repair process of homologous recombination to replace the disease-causing gene with a functional gene and liver-specific promoter and to maximize PAH expression in all transduced liver cells through episomal expression.

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

Saproterin dihydrochloride, or Kuvan(R), is an FDA-approved therapy to reduce elevations in serum Phe. Kuvan is a synthetic version of BH4, a cofactor that is required for PAH activity. Treatment with BH4 can activate residual PAH enzyme activity, improve the normal oxidative metabolism of Phe, and decrease Phe levels in some patients; however, clinical data suggests that Kuvan is not fully effective in lowering high serum levels of Phe back to normal levels and must be used in conjunction with a low Phe diet. While this approach can increase residual PAH activity, it does not fully correct the underlying genetic disorder (PAH deficiency). Worldwide sales of Kuvan were approximately $180.8 million in 2023. Generic versions of Kuvan are available in several countries around the world, including multiple generic versions in the U.S.

Pegvaliase, or Palynziq(R), is a pegylated plant-derived enzyme called phenylalanine ammonia lyase that was approved in the U.S. by the FDA in 2018 and in Europe by the EC in 2019. Similar to Kuvan, this approach does not correct the underlying genetic disorder (PAH deficiency) and will not reconstitute the natural pathway. We believe Palynziq to have certain limitations including that it must be administered via daily injections and its label contains a black box warning that it can cause severe allergic reaction (anaphylaxis) that may be life-threatening and can happen at any time during treatment with Palynziq. The label states that patients must carry auto-injectable epinephrine with them at all times during Palynziq treatment. Patients in its Phase 3 trials did not meet the secondary efficacy endpoints for cognitive benefit. Worldwide sales of Palynziq were approximately $303.9 million in 2023.

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

The gene editing vector transgene is flanked by left and right homology arms, containing sequences that are identical and specific to the genomic target. The arms were designed to integrate by non-nuclease-based, AAV-mediated HR into the target human PAH locus. This therapy aims to correct the genetic defect within the treated liver cells then directing the expression of the PAH protein. HR-based integration via AAVHSCs is highly precise, without the introduction of insertions, deletions or viral ITRs. The corrected copy of the PAH gene would be retained as cells divide into daughter cells as the liver grows. Screening for PKU of all newborns in the United States allows for the identification of affected individuals before serious neurological complications develop. We believe our HR approach possesses the efficacy and durability characteristics that would be appropriate to treat PKU in newly identified patients.

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

Figure 9. I.V. administration of murine surrogate (with murine homology arms) of HMI-103 showed durable gene integration in the Pahenu2 model of PKU.

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

Figure 10. HMI-103 was ten times more potent than non-integrating gene therapy construct HMI-102 in the Pahenu2 model of PKU. The analysis compared the dose at which fifty percent Phe reduction was achieved in the model.

In 2023, we presented preclinical data at WORLDSymposium™, which supported the immunosuppression regimen that was incorporated in our former clinical trials. In NHPs, our data demonstrated that modulating T-cell activity using tacrolimus together with dexamethasone was important in reducing B-and T-cell activity, neutralizing antibody, or nAb, formation, and maintaining transgene expression following rAAV administration in NHPs.

pheEDIT Phase 1 Clinical Trial with HMI-103

In September 2023, we inactivated our pheEDIT Phase 1 gene editing clinical trial evaluating HMI-103 in adults with classical PKU (NCT05222178).

The pheEDIT clinical trial was an open-label, dose escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-103 in patients ages 18-55 years old who were diagnosed with classical PKU due to phenylalanine hydroxylase, or PAH, deficiency. In addition to safety endpoints, the trial measured serum Phe changes. The trial incorporated an immunosuppressive regimen that included a T-cell inhibitor used in combination with a steroid-sparing regimen. Patients were dosed following requisite Institutional Biosafety Committee and Institutional Review Board approvals at the clinical sites, and completion of an 82-day screening/run-in period to account for and more closely understand day-to-day Phe fluctuations of participants.

In October 2023, we reported clinical data from the first dose cohort in the pheEDIT trial. As of the data cut-off date of September 14, 2023, HMI-103 was generally well-tolerated in all three participants with no serious adverse events, and the majority of treatment-related adverse events were mild and transient. All liver function tests remained in the normal range during the prophylactic immunosuppression regimen incorporating the T-cell inhibitor tacrolimus in combination with corticosteroid. Participant 1 experienced a reduction in plasma phenylalanine, or Phe, levels to below the U.S. American College of Medical Genetics and Genomics PKU treatment guideline threshold of <360 μmol/L, and the majority of Phe levels were below 360 μmol/L through 39 weeks post-dose, including after the initiation of dietary protein supplementation. Participant 2 experienced a meaningful plasma Phe reduction of 50% at 23 weeks post-dose. Participant 3 experienced a meaningful plasma Phe reduction of 60% at 14 weeks post-dose.

HMI-102 Investigational Gene Therapy for the Treatment of Adult Patients with PKU

HMI-102 was an AAVHSC vector gene therapy candidate designed to treat PAH deficiency, the underlying genetic cause of PKU. HMI-102 consisted of an AAVHSC15 vector containing the coding sequence of human PAH under control of a promoter designed to continuously express PAH, specifically in the liver. We chose AAVHSC15 as the basis of this product candidate because of its tropism for the liver, the normal site for PAH protein expression.

pheNIX Phase 1/2 Clinical Trial with HMI-102

In August 2023, we terminated the pheNIX Phase 1/2 gene therapy clinical trial evaluating HMI-102 in adults with classical PKU. In September 2023, we withdrew our IND for the pheNIX Phase 1/2 clinical trial.

The pheNIX clinical trial was designed to evaluate the safety and efficacy of the investigational gene therapy in a randomized, concurrently controlled, dose-escalation study in adult patients aged 18–55 years old with classical PKU. The dose-escalation phase of the trial was designed to evaluate safety and efficacy of ascending doses of HMI-102 to enable the selection of a dose for the randomized, concurrently controlled Phase 2 portion of the trial. We enrolled six patients in the dose-escalation phase across three dose cohorts.

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

Based on the safety and efficacy results observed in the dose-escalation phase as of the cutoff date, in early 2021 we advanced to the Phase 2 randomized, concurrently controlled, expansion phase of the pheNIX trial. We selected two doses for the expansion phase: 6E13 vg/kg and 8E13 vg/kg. In October 2021, we announced that as of September 30, 2021, both doses in the expansion phase of the trial were generally well-tolerated and showed evidence of biological activity, including clinically meaningful reductions in Phe levels, increases in Tyr and reductions in the Phe-to-Tyr ratio.

On February 18, 2022, we announced that our pheNIX gene therapy trial was placed on clinical hold due to the need to modify risk-mitigation measures in the study in response to observations of elevated liver function tests, or LFTs. On March 17, 2022, we received the official clinical hold letter from the FDA requesting information on elevated LFTs observed in some patients in the trial and modified clinical risk-mitigation measures. In patients who experienced elevated LFTs, all have resolved and no hospitalizations were required. We responded to the FDA regarding the clinical hold and included in our response was a protocol amendment designed to address the FDA's requests and reduce the risk of observing further elevated LFTs in the trial, including among other things, a new, more targeted immunosuppressive regimen that utilized a T-cell inhibitor and a shorter duration and earlier tapering of steroids. The use of T-cell inhibitors has been shown to be effective in dampening the anticipated immune response to AAV capsids in the clinical setting. This proposed immunosuppressive regimen was incorporated into our pheEDIT clinical trial for the treatment of patients with PKU. On June 13, 2022, we announced that the FDA lifted the clinical hold, with the FDA noting in its response that we satisfactorily addressed all clinical hold issues identified in the March 17, 2022 letter.

On August 15, 2022, we paused the enrollment of our Phase 1/2 pheNIX clinical trial with HMI-102, in order to focus resources and efforts on our Phase 1 pheEDIT clinical trial evaluating in vivo gene editing candidate HMI-103 for PKU. In August 2023, we terminated our pheNIX Phase 1/2 gene therapy clinical trial evaluating HMI-102 in adults with classical PKU and in September 2023, we withdrew our IND for the pheNIX clinical trial.

HMI-203 Investigational Gene Therapy for the Treatment of Adult Patients with MPS II (Hunter Syndrome)

HMI-203 was a one-time gene therapy candidate for the treatment of patients with Hunter syndrome. HMI-203 was designed to use one of our AAVHSC vectors to deliver functional copies of the IDS gene to multiple target organs, including the PNS and CNS, following a single I.V. administration, where there are missing or mutated copies of the gene.

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

Current Treatments

The standard of care for treating Hunter syndrome is enzyme replacement therapy, or ERT, which can delay some complications but does not treat CNS manifestations of Hunter syndrome given that the enzyme cannot cross the blood-brain-barrier. In 2006, the recombinant form of human I2S (Elaprase), an ERT for the treatment of Hunter syndrome was approved by the FDA and subsequently approved for use internationally. In January 2021, the recombinant form of idursulfase-beta (Hunterase), an ERT for the treatment of Hunter syndrome received manufacturing and marketing approval in Japan and in March 2021, pabinafusp alfa, a recombinant iduronate-2-sulfatase ERT that delivers therapeutics across the blood-brain barrier was approved by the Ministry of Health, Labour and Welfare in Japan and has been marketed since May 2021 under the brand name “IZCARGO® I.V. Infusion 10mg.” However, specific treatment to address the neurological manifestations of Hunter syndrome and prevent or stabilize cognitive decline remains a significant unmet medical need outside of Japan.

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

In August 2023, Homology terminated its juMPStart Phase 1 gene therapy clinical trial evaluating HMI-203 in adults with Hunter Syndrome and in December 2023, withdrew its IND for the juMPStart clinical trial.

The juMPStart clinical trial was an open-label, dose-escalation study evaluating the safety and efficacy of a single I.V. administration of HMI-203, expected to enroll up to nine male patients in up to three dose cohorts, ages 18-45 years old, who had been diagnosed with Hunter syndrome and were receiving enzyme replacement therapy. In addition to safety endpoints, the trial was designed to measure plasma I2S activity, urinary GAG levels and other peripheral disease manifestations. Qualitative data on unmet medical needs from ERT-treated adult MPS II patients and/or their caregivers helped inform our trial design. Patients and caregivers reported that weekly ERT infusions, surgeries and supportive therapies inadequately address range of motion and mobility, pain, and hearing loss, that there are burdens associated with ERT and other therapies, including frequency and duration of treatment, and painful and extended recoveries, that there is a high degree of anxiety regarding prognosis, longevity, need for more invasive surgeries, and financial challenges and that the expectations for a potential one-time gene therapy include the ability to maintain their current quality of life with ERT independence. Also, key opinion leaders surveyed supported our planned design for the juMPStart clinical trial, including our plan to discontinue ERT.

HMI-204 for Treatment of Adult Patients with MLD

We completed IND-enabling studies with HMI-202, an investigational gene therapy for the treatment of patients with MLD. Applying the learnings from these IND-enabling studies, in August 2022, we announced the details of HMI-204, an optimized, in vivo, one-time gene therapy product candidate for the treatment of MLD. We are no longer developing HMI-204.

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

In Europe, Libmeldy (autologous CD34+ cells encoding the ARSA gene), a lentiviral vector-based gene therapy for the treatment of MLD, became the first therapy approved for eligible patients with early-onset MLD in December 2020 following receipt of full (standard) market authorization by the EC. This treatment is not currently approved in the United States. While efficacious in late infantile and early juvenile children (with no or very early onset of symptoms), it has significant drawbacks, including myeloablation, the use of immunosuppression therapy, delayed onset of ARSA expression post-engraftment, conditioning regimens, and the risk of death from stem cell transplantation.

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

In the brain of HMI-204-treated adult Arsa knockout mice, ARSA cellular expression patterns were nearly identical to that of murine Arsa distribution in wildtype age-matched littermates, as previously demonstrated with HMI-202. Moreover, the optimized HMI-204 construct showed lowered expression in the heart (as compared with HMI-202), while maintaining strong liver expression, as demonstrated by anti-ARSA immunohistochemistry (refer to Figure 13 below). Lastly, an overall improvement in HMI-204 productivity was achieved (refer to Figure 14 below).

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

HMI-104 for the Treatment of Adult Patients with PNH

In August 2021, we named a clinical development candidate for PNH, HMI-104, from our GTx-mAb platform. Homology is no longer developing HMI-104.

PNH is a rare, acquired, life-threatening blood disease caused by mutations in the PIGA gene that result in intravascular hemolysis, or red blood cell destruction, mediated by uncontrolled activation of the complement system. PNH results in thromboses, recurrent pain, severe anemia, kidney disease and impaired quality of life, among other outcomes.

Our GTx-mAb platform represents an additional way that we could potentially leverage our AAVHSCs to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with anti-C5 therapeutics levels, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human FcRn. We completed IND enabling studies with HMI-104.

Figure 15. Preclinical C5 Data Demonstrated Potential when Administered as a Sustained, Low Dose, One-Time Treatment.

Manufacturing

In 2022, we established OXB (US) LLC, an AAV manufacturing and innovation business which incorporated our process development and manufacturing platform and process that supports both gene therapy, gene editing and our GTx-mAb platform, and is scalable from preclinical to GMP. Our process development and manufacturing strategy leveraged a single platform for gene therapy, gene editing and our GTx-mAb platform that is scalable and facilitates rapid development to the clinic. We leveraged our manufacturing platform across our entire pipeline, from our research programs to our preclinical and clinical programs. Our platform was designed from its inception to be our commercial process, allowing us to rapidly transition from research into the clinic and eventually to commercialization. Prior to the transaction with Oxford, our manufacturing platform was scaled and tested across more than 450 different constructs with more than 550 unique lots of vector successfully executed. OXB (US) LLC announced that its platform has produced high-quality titers of E15 vg/L and achieved over 90% fully intact vector. Our manufacturing platform has been scaled to 2000L in non-GMP and 500L in GMP.

Our manufacturing strategy utilized mammalian cells for our AAVHSC vector-based product candidates. All of our former programs utilized HEK293 transfection in a serum-free suspension bioreactor process. HEK293 is a well-characterized and commonly used system for many clinical-stage AAV vector products. Additionally, HEK293 cells are familiar to regulatory authorities, and commercial raw materials and reagents are readily available. Our purification leveraged chromatography-based operations to provide high quality vector and ensure robust commercial-scale operations. In addition to our process development, we also internally developed 45 analytical methods to test, monitor, and characterize our products.

Oxford Biomedica (US) LLC Transaction

On March 10, 2022, we closed a transaction with OXB (US) LLC, OXB and OXB Parent pursuant to the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB (US) LLC and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB (US) LLC, which provides AAV vector process development and manufacturing services to biotechnology companies, which we refer to as the Oxford Biomedica (US) LLC Transaction, or the OXB (US) LLC Transaction. OXB (US) LLC incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019.

Pursuant to the terms of the Purchase Agreement and a contribution agreement, or the Contribution Agreement, entered into between us and OXB (US) LLC prior to the closing of the OXB (US) LLC Transaction, or the Closing, we agreed to assign and transfer to OXB (US) LLC all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products, but excluding certain assets related to manufacturing or testing of our proprietary AAV vectors, or collectively, the Transferred Assets, in exchange for 175,000 common equity units in OXB (US) LLC, or Units, and OXB (US) LLC assumed from us, and agreed to pay, perform and discharge when due, all of our duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, we sold to OXB, and OXB purchased from us, 130,000 Units, or the Transferred Units, in exchange for $130.0 million. In connection with the Closing, OXB contributed $50.0 million in cash to OXB (US) LLC in exchange for an additional 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB (US) LLC, and (ii) we owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB (US) LLC.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC, or the OXB (US) LLC Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB (US) LLC at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a specified maximum amount. Pursuant to the terms of the OXB (US) LLC Operating Agreement, we are entitled to designate one director on the board of directors of OXB (US) LLC, currently Paul Alloway, Ph.D., our President and Chief Operating Officer.

Concurrently with the Closing, we entered into certain ancillary agreements with OXB (US) LLC including a license and patent management agreement whereby OXB (US) LLC granted certain licenses to us, a supply agreement for a term of three years which includes certain annual minimum purchase commitments, a lease assignment pursuant to which we assigned all of our right, title and interest in, to and under our facility lease to OXB (US) LLC, a sublease agreement whereby OXB (US) LLC subleased certain premises in its facility to us, as well as several additional ancillary agreements.

Competition

The biotechnology and pharmaceutical industries, including in the gene therapy and gene editing fields, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we have requested withdrawal or discontinuation of each of our previously open INDs. Should we resume development of our product candidates, we will face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Not only would we compete with other companies that are focused on gene therapy and/or gene editing technologies, any product candidates that we successfully develop and commercialize would compete with existing therapies and new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that utilize technologies encompassing genomic medicines to create therapies, including gene therapy and gene editing. There are additional companies that are working to develop therapies in areas related to our research programs.

Our platform and product focus is the development of genetic medicines using our proprietary AAVHSCs in vivo through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. If we were to resume development of one or more of our product candidates and any of those product candidates were approved for the indications for which our clinical trials were originally designed, they may compete with other products currently under development, including gene therapy and gene editing products or other types of therapies, such as small molecule, antibody or protein therapies. If we were to resume development of our HMI-103 product candidate and it were to be approved, it may compete with therapies from American Gene Technologies, BioMarin, Generation Bio, Moderna, Nestlé Health Science, PTC Therapeutics, Jnana Therapeutics, Poseida Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration.

There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics, a wholly-owned subsidiary of Alexion.

If we were to resume development of our Hunter syndrome HMI-203 product candidate and if it were to be approved, it may compete with approved products such as IZCARGO(R), a blood-brain-barrier-penetrating recombinant iduronate-2-sulfatase approved in Japan, Elaprase®, an enzyme replacement therapy, or ERT, from Takeda, and Hunterase ICV Injection, an ERT from GC Pharma, as well as investigational product candidates from Avrobio, Denali Therapeutics and REGENXBIO.

However, we believe that only an I.V. gene therapy approach with the ability to cross the blood-brain-barrier has the potential to treat the peripheral and neurological manifestations.

If we were to resume development of our MLD HMI-204 product candidate and if it were to be approved, it may compete with approved products such as Libmeldy, a lentiviral vector-based ex vivo gene therapy from Orchard Therapeutics, which is approved in the EU and a select group of additional countries for the treatment of MLD in pre-symptomatic and early symptomatic patients, as well as investigational product candidates from Takeda and Passage Bio. We believe that our optimized in vivo gene therapy approach for MLD could be used early in the disease progression with the potential for earlier protein expression, potentially offering advantages over Orchard Therapeutics' ex vivo approach, as well as advantages over chronic, intrathecal ERTs, such as Takeda’s approach.

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products. We have paused development of each of our product candidates. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our competitors may also develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop in the future. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement.

Furthermore, we have relied upon a combination of patents and trade secret protection, as well as license and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product development candidates. Our success has depended in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to our former and any future product development candidates. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement. If, therefore, we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained or in-licensed is not sufficiently broad or if the validity of such patent is threatened, it could create opportunities for competitors to enter the market or dissuade other companies from collaborating with us to develop products and technology, any of which would hurt our competitive position and could impair our ability to successfully commercialize our product development candidates in the future. For more information regarding these competitive risks, see Item 1A. “Risk Factors—Risks Related to Our Intellectual Property.”

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

Our patent portfolio includes a combination of issued patents and pending patent applications that are licensed from third parties. We are exploring strategic alternatives for certain of our programs and the related intellectual property, and we are in the process of abandoning non-core intellectual property.

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

Licensed Intellectual Property

Certain of our issued patents and pending patent applications are exclusively licensed to us from COH.

The City of Hope Portfolio

In April 2016, we exclusively licensed two families of patents and patent applications directed to novel AAV capsids and their manufacture and methods of use, including their use in genome editing from COH.

These two families of patents and patent applications together include thirteen granted patents in the United States, seven foreign granted patents, and 15 pending applications in the United States, Europe, Canada, Australia and other selected countries in Latin America and Asia. The first family of issued patents and patent applications relates to our novel AAV vectors and their use in cellular transduction. The ten issued U.S. patents in this family are expected to expire in 2031 and may be extended by up to five years in the United States via patent term extension depending on the regulatory pathway of the products covered by such patents. The second family includes three issued U.S. patents relating to our AAV vectors and their use in genome editing. The issued patents in this family are expected to expire in 2035 and may be extended by up to five years in the United States and in certain other countries via patent term extension depending on the regulatory pathway of the products covered by such patents.

Trademarks

Our trademarks Homology Medicines, HMI, the H logo, the HOMOLOGY MEDICINES, INC. logo and AMENDR, are pending or registered in the United States and/or certain international countries. In connection with the anticipated Merger, we are in the process of abandoning our trademarks.

Strategic Collaborations

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

On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our former therapeutic product candidates, including HMI-102, HMI-103, HMI-203, HMI-204 and HMI-104.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing, post-approval monitoring and reporting and export and import of products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, are extensive and require the expenditure of substantial time and financial resources. For the purposes of this Section, the term “gene therapy” includes both traditional gene therapy products as well as gene editing and our gene integration product candidates.

FDA Approval Process

If we resume development of our product candidates, we expect our future product candidates to be regulated as biologics. Biological products, including gene therapy products, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the research, development, safety, testing, packaging, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of biological products.

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

Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. Changes to some of the conditions established in an approved BLA, including changes in indications, product labeling, manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. The FDA may require one or more post-market studies or surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Any product candidate submitted to the FDA for marketing, including a product candidate with a Fast Track designation or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A BLA is eligible for priority review if the biological product candidate has the potential to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product candidate may be eligible for accelerated approval. Biological product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that such product candidates be approved on the FDA's determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled confirmatory clinical studies to verify and describe the predicted clinical benefit and, under FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Failure to conduct required confirmatory trials in a timely manner, or to verify a clinical benefit during such confirmatory trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products approved under the accelerated approval pathway, which could adversely impact the timing of the commercial launch of the product.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are consistent with the provisions of the FDA-approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and transparency laws and regulations regarding drug pricing and payments and other transfers of value made to physician and other licensed healthcare professionals. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment. See section entitled “Risk Factors—Risks Related to Healthcare Laws and Other Legal Compliance Matters—Homology’s business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose Homology to penalties.”

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

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. Moreover, for drugs and biologics administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales. See section entitled "Risk Factors—Risks Related to Healthcare Laws and Other Legal Compliance Matters—The successful commercialization of Homology’s product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for Homology’s product candidates, if approved, could limit Homology’s ability to market those products and decrease its ability to generate revenue.”

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

Healthcare Reform

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our product candidates profitably, if approved. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See section entitled “Risk Factors – Risks Related to Healthcare Laws and Other Legal Compliance Matters – If Homology resumes development of its product candidates, enacted and future healthcare legislation could increase the difficulty and cost for Homology to obtain marketing approval of and commercialize its product candidates and may affect the prices Homology may set."

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies of medicinal products must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). Such GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial was to take place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR provides for a three-year transition period. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Clinical Trials Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. The process for obtaining an MA in the EU depends, among other things, on the nature of the medicinal product. There are two types of MAs.

“Centralized MAs” are issued by the EC through the centralized procedure, based on the opinion of the EMA’s CHMP, and are valid across the entire territory of the EU. The centralized procedure is compulsory for certain types of product candidates such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) ATMPs (i.e. gene therapy, somatic cell therapy or tissue-engineered medicines). The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. It is very likely that the centralized procedure would apply to the products we are developing.

The Committee for Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which a marketing authorization application, or MAA, is submitted. The CAT’s opinion is then considered by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in an MAA; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the EC. If this opinion is favorable, the EC may then adopt a decision to grant an MA.

In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted, but this is not guaranteed. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, an MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of an MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn if the risk-benefit ratio is no longer favorable.

Advanced Therapy Classification

The EMA offers sponsors who are developing ATMPs (i.e., gene therapy, somatic cell therapy or tissue engineered medicines) a variety of benefits similar to those associated with the PRIME scheme, including scientific and regulatory guidance, additional opportunities for dialogue with regulators, and pre-submission review and certification of the chemistry, manufacturing and controls, and nonclinical data proposed for submission in a forthcoming MAA for micro-,small-, or medium-sized enterprises. Companies can consult the EMA to determine whether a medicine they are developing is an ATMP through the ATMP classification procedure.

Data and Marketing Exclusivity

The EU also provides opportunities for data and market exclusivity. Upon receiving an MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the grant of the initial MA for the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring significant clinical benefit over existing therapies. However, there is no guarantee that a product will be considered by the EU regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.

The application for orphan designation must be submitted before the MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of an MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved therapeutic indication. During the ten-year market exclusivity period, the regulatory authorities cannot accept an MAA, or grant an MA, or accept an application to extend an MA, for the same indication, in respect of a similar medicinal product. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year orphan market exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, for example, where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar product for the same indication at any time if (1) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the authorized orphan product; (2) the MA holder for the authorized orphan product consents to a second orphan medicinal product application; or (3) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the

PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-month supplementary protection certificate, or SPC, extension (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted (as described above).

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant an MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

UK-specific requirements

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. Legislation which came into force after the expiry of the Brexit transition period, such as the EU CTR, is not applicable in Great Britain, or GB.

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

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. In order to use the centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. Until January 1, 2024, the MHRA may rely on a decision taken by the EC on the approval of a new MA in the centralized procedure in order to more quickly grant a new GB MA. A new international recognition framework will be put in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.

There is now no pre-MA orphan designation in GB. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

The UK regulatory framework in relation to clinical trials is derived from the previous EU Clinical Trials Directive (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility.

On February 27, 2023, the UK government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the Windsor Framework. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the European Union-United Kingdom Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital

As of December 31, 2023, we had 7 full-time employees, including one employee with an M.D. or Ph.D. degree. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Corporate Information

We were incorporated in Delaware in March 2015. Our principal executive offices are located at One Patriots Park, Bedford, MA 01730 and our telephone number is (781) 327-2633. Our website address is www.homologymedicines.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Risks Related to the Merger

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived, in each case, prior to the completion of the Merger, as specified in the Merger Agreement. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed.

If the Merger is not completed, we are subject to the following risks:

•
if the Merger Agreement is terminated under specified circumstances, we may be required to pay Q32 a termination fee of $2.4 million;
•
the price of our common stock may decline and could fluctuate significantly; and
•
costs related to the Merger, such as financial advisor, legal and accounting fees, which we estimate will total approximately $5.6 million, which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner with whom a business combination would yield greater benefits than the benefits to be provided under the Merger Agreement.

If we and Q32 complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including our pre-Merger stockholders and Q32’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we may be required to pay Q32 a termination fee of $2.4 million. This termination fee may discourage third parties from submitting competing proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Q32’s stock makes it difficult to evaluate the fair market value of Q32’s stock, we may pay more than the fair market value of Q32’s stock and/or the stockholders of Q32 may receive consideration in the Merger that is less than the fair market value of Q32’s stock.

The outstanding Q32 common stock is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Q32’s stock. Because the percentage of our equity to be issued to Q32 stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Q32 stockholders will be less than the fair market value of Q32’s stock, or we may pay more than the aggregate fair market value for Q32’s stock.

Stockholders could file lawsuits relating to the Merger.

As of the date of this Annual Report on Form 10-K, there are no pending lawsuits challenging the Merger. However, potential plaintiffs may file lawsuits challenging the Merger. The outcome of any future litigation is uncertain. Such litigation, if not resolved, could prevent or delay consummation of the Merger and result in substantial costs to us, Q32, or the combined company, including any costs associated with the indemnification of directors and officers. One of the closing conditions is the absence of any order or legal requirement that restrains, enjoins, or otherwise prevents the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being consummated, or from being consummated within the expected time frame.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. We may never achieve or maintain profitability.

We are a clinical-stage genetic medicines company with a limited operating history. Since inception, we have incurred significant operating losses. Our net losses for the year ended December 31, 2023 was $113.0 million. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $542.1 million and $429.1 million, respectively. On March 10, 2022, we closed our transaction with OXB (US) LLC and recorded a gain of $131.2 million on the sale of our manufacturing business which resulted in which resulted in net income of $92.1 million for the three months ended March 31, 2022 (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the OXB (US) LLC Transaction). Our net loss for the year ended December 31, 2022 was $5.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have historically devoted most of our financial resources to research and development, including our preclinical development activities.

In July 2023, we completed a review of our business and our board of directors approved a plan to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the financing environment and our anticipated clinical development timeline, we stopped further development of our programs and reduced our workforce by 86% to significantly reduce our ongoing operating costs as we evaluate strategic alternatives.

We have incurred and expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives and will continue to incur costs associated with operating as a public company. The process of continuing to evaluate strategic transactions may be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs will be incurred regardless of whether any particular course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

Should we resume development of our product candidates, we would expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete clinical trials, seek regulatory approval and, if we receive U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities approval, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial. Because of the numerous risks and uncertainties associated with genetic medicines product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

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

In July 2023, our board of directors approved a process to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. The process of continuing to evaluate these strategic options has been and may continue to be costly, time-consuming and complex and we may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges. There can be no assurance that the proposed Merger with Q32 will be completed, and we can provide no assurance that any other strategic alternative we may pursue will have a positive impact on our results of operations or financial condition.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As of December 31, 2023, we do not have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believes that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, including under our effective Registration Statement on Form S-3, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, should we resume development of our product candidates, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our decision to discontinue further program development efforts may not result in the anticipated savings for the Company and may adversely affect our business.

In connection with our decision to pursue strategic alternatives and reduce our ongoing operating expenses, in July 2023 we decided to stop further program developments. Based on the anticipated clinical development timeline of HMI-103 and the financing environment, we believe this decision to discontinue further program development efforts will significantly reduce our ongoing operating costs. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from this decision due to unforeseen difficulties, delays or other unexpected costs. For instance, this decision to stop further program developments may include higher than expected costs associated with winding down our clinical programs. Moreover, if we are unable to realize the expected cost savings, our financial condition could be adversely affected, and it may be more difficult to complete the proposed Merger with Q32 or any other potential strategic transaction.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to continue our operations for more than twelve months after the issuance date of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates and any future product candidates, should we resume such activities. In addition, we may not be able to enter into any collaborations that will generate significant cash. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities.

Based upon our current projections, we believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operations for at least one year from the issuance date of our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K. However, due to considerations of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as our significant reduction in force of all but a few custodial employees, our management has concluded that there is substantial doubt regarding our ability to continue as a going concern for more than twelve months after the issuance date of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Beyond that, we will need to raise additional capital in order to fund operating expenses and capital expenditure requirements. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In addition, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process. As a result, we are unable to estimate the exact amount of our working capital requirements. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Should we resume development of our product candidates our future funding requirements, both near and long-term, would depend on many factors, including, but not limited to:

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

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi- national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintains our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We cannot be certain that additional funding will be available on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of macroeconomic conditions, developments in the industry and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of or product candidates or potentially discontinue operations.

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

We have historically invested a significant portion of our efforts and financial resources in the development of our product candidates. Our future success and ability to generate product revenue is substantially dependent on our ability to successfully develop, obtain regulatory approval for and successfully commercialize our product candidates. We currently have no products that are approved for commercial sale and may never be able to develop marketable products, and we have stopped development activities. Should we resume development of our product candidates, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to development of these candidates, which would require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, securing manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. Accordingly, our business has historically depended heavily on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. Therefore, we cannot be certain that any of our product candidates would be successful in future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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

Historically, part of our strategy involved, and to the extent such activities are resumed in the future may involve, identifying novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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
•
a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•
the regulatory pathway for a potential product candidate may be too complex and difficult to navigate successfully or economically.

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

Under our license agreement with the City of Hope, or COH, we are subject to significant obligations, including payment obligations upon achievement of specified milestones and royalties on product sales, as well as other material obligations, including potential payments if we were to sublicense the COH technology to additional strategic collaborators. If these payments become due, we may not have sufficient funds available to meet our obligations or we may have to direct funds from other development efforts, and as a result, our development efforts may be materially harmed.

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

We have historically concentrated our research and development efforts on our genetic medicines platform, which uses both nuclease-free gene editing and gene therapy technologies. Our future success depends on the successful development of this novel therapeutic approach. There have been a limited number of clinical trials of gene editing technologies, and, prior to our Phase 1 pheEDIT clinical trial, none of these clinical trials involved product candidates that utilize our novel gene correction editing technology. Moreover, there have been a limited number of gene therapy products approved in the United States or in Europe and none of these products have utilized our AAVHSC platform. In addition, because our programs, prior to our pausing of further product development, were all in the research, preclinical or early-clinical stage, we have not been able to fully assess safety in humans, and there may be long-term effects from treatment with any of our future product candidates that we cannot predict at this time. Any gene correction editing product candidates we may develop will act at the level of DNA, and, because animal DNA differs from human DNA, it will be difficult for us to test our future product candidates in animal models for either safety or efficacy. Also, animal models may not exist for some of the diseases we expect to pursue, should we resume development of our product candidates. Our genetic medicines platform is based on a family of 15 proprietary AAVHSCs which we can deploy through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. All applications rely on the unique ability of our AAVHSCs to efficiently target multiple tissues in the body. The mechanism of action by which these vectors target particular tissues is still not completely understood. Therefore, it is difficult for us to determine that our vectors will be able to properly integrate corrective DNA in or deliver gene transfer constructs to enough tissue cells to reach therapeutic levels. Should we resume development of our product candidates, we cannot be certain that our AAVHSCs will be able to meet safety and efficacy levels needed to be therapeutic in humans or that they will not cause significant adverse events or toxicities. Furthermore, studies conducted by a third party in non-human primates, or NHPs, suggest that intravenous delivery of certain AAV vectors at very high doses may result in severe toxicity of the dorsal root ganglion, or DRG. To date, we have not observed the severe DRG toxicities described in these publications after intravenous administration in NHPs with our naturally occurring AAVHSC vectors, and we have not seen these toxicities in our product candidates. However, we cannot be certain that we will be able to avoid triggering toxicities in our future preclinical or clinical studies we may conduct with our product candidates. Any such results could impact our ability to develop a product candidate. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our genetic medicines platform, or any similar or competitive gene therapy or gene editing platforms, will result in the identification, development, and regulatory approval of any medicines, or that other genetic medicine technologies will not be considered better or more attractive for the development of medicines. There can be no assurance that any development problems we experience in the future related to our genetic medicines platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible, and scalable manufacturing process or transferring that process to commercial partners. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, should we resume development of our product candidates, or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

Because gene therapy and gene editing are novel and the regulatory landscape that governs any product candidates we may develop is uncertain and continues to change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop, to the extent we resume such activities.

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

In the European Union, or EU, the European Medicines Agency, or EMA, has a Committee for Advanced Therapies, or CAT, that, in conjunction with the Committee for Medicinal Products for Human Use, or CHMP, is responsible for assessing the quality, safety and efficacy of advanced therapy medicinal products, or ATMPs. ATMPs include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. The CAT’s opinion is considered by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. In the EU, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs. Although these guidelines are not legally binding, we believe that our compliance with them is likely necessary to gain and maintain approval for any of our product candidates. In addition, the EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Similarly complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any of our gene therapy or genome editing product candidates, but that remains uncertain at this point.

The clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to evaluate the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for product candidates created with novel genome editing technology such as ours can be more lengthy, rigorous and expensive than the process for other better known or more extensively studied product candidates and technologies. To the extent we resume our activities developing novel treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or comparable regulatory authorities may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. This may be a particularly significant risk for many of the genetically defined diseases for which we may develop product candidates alone or with collaborators due to small patient populations for those diseases, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Regulatory authorities administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome editing technology in a timely manner or under technically or commercially feasible conditions. Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in statute or regulations or the interpretation of new available data by applicable regulatory agencies.

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

To the extent we were to resume such activities, all of our product candidates would require extensive clinical testing before we would be prepared to submit a BLA or similar applications seeking regulatory approval. We cannot predict with any certainty if or when we might complete the development of any of our product candidate and submit a BLA or similar applications or whether any such BLA or similar applications will be approved by the FDA or comparable foreign authorities. We may seek feedback from the FDA or other regulatory authorities on our clinical development program, and the FDA or such regulatory authorities may not provide such feedback on a timely basis, or such feedback may not be favorable, which could further delay our development programs.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR provides for a three-year transition period. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Clinical TrialDirective until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations, or CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials, with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation is on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations are aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Once implemented, this may have further impact on the application of the CTR in Northern Ireland. A decision by the UK Government not to closely align any new legislation with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Some of our therapeutic candidates involved editing the human genome. If we resume the development of our product candidates in the future, the clinical and commercial success of such potential products would depend in part on public acceptance of the use of gene editing and gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy and gene editing are unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

Should we resume development of our product candidates, we may seek a Breakthrough Therapy Designation for our product candidates if the clinical data support such a designation for one or more product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for priority review and rolling review of a BLA, if the relevant criteria are met.

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

On May 1, 2019, we received Fast Track Designation for HMI-102 for the prevention or treatment of neurocognitive defects due to phenylalanine hydroxylase deficiency through normalization of circulating phenylalanine levels, and on October 25, 2021, we received Fast Track Designation for HMI-103 for the treatment of neurocognitive and neuropsychiatric manifestations of PKU secondary to phenylalanine hydroxylase deficiency. Should resume development of our product candidates, we may seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may also apply for FDA Fast Track Designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many biologics that have received Fast Track Designation have failed to obtain approval.

In the future, we may seek EMA PRIME designation or apply for other expedited regulatory pathways, designations, schemes or tools in the EU or UK for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

In the future, we may seek EMA PRIME (Priority Medicines) designation or other designations, schemes or tools for one or more of our product candidates. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy and Fast-Track designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

We may equally pursue some of the post-Brexit MHRA procedures to prioritize access to new medicines that will benefit patients, such as a 150-day assessment, a rolling review procedure and an innovative licensing and access pathway, or ILAP. ILAP aims to accelerate the time to market and to facilitate patient access to medicines, including new chemical entities, biological medicines, new indications and repurposed medicines. To benefit from ILAP, we must first apply to the MHRA for an innovation passport. An innovation passport allows for enhanced engagement with the MHRA and its partner agencies. Once an innovation passport has been granted, the next step in the pathway is the preparation of a target development profile, or TDP, document by the MHRA and its partner agencies. The TDP sets out the regulatory and development milestones, identifies potential pitfalls and creates a roadmap to achieving early patient access in the UK. Product developers that benefit from ILAP will be provided with advice on clinical trial design to ensure optimal data generation for both regulatory approval and health technology appraisal.

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

To the extent we resume development of our product candidates, we may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a drug or biologic over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verity and describe the drug or biologic’s predicted clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis, if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if confirmatory studies fail to confirm such clinical benefit.

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

Prior to seeking accelerated approval or similar expedited approval for any of our product candidates, should we resume development of our product candidates, we may seek feedback from the FDA or other comparable regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or similar expedited approval. Furthermore, if we decide to submit an application for accelerated approval or similar expedited approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate or make commercialization unfeasible, and could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek orphan drug designation for our product candidates should we resume our development activities in the future, but any orphan drug designations we may receive may not confer marketing exclusivity or other expected benefits.

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

In the future, even if we, or any prospective collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate as ours for diseases or conditions other than those in which we have been granted orphan drug designation. The same principles are valid for the EU as well.

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

Our contract manufacturers, including Oxford Biomedica (US) LLC, are subject to significant regulation with respect to manufacturing our former product candidates. The manufacturing facilities which we have historically and may in the future rely may not meet or continue to meet regulatory requirements, as applicable and as imposed to date, and have limited capacity.

Historically, we have had relationships with a limited number of suppliers for the manufacturing of our viral vectors and product candidates. In March 2022, we closed an agreement with Oxford to establish a new AAV vector manufacturing company, Oxford Biomedica (US) LLC, that incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019. The related transactions closed on March 10, 2022. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP or similar requirements outside the United States. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. Our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s current good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. Similar requirements apply in foreign jurisdictions. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA and foreign regulatory approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or foreign regulatory authorities approval of the products will not be granted.

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

If we resume development of our product candidates and encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Should we resume development of our product candidates, the timely completion of clinical trials would depend, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. The enrollment of patients depends on many factors, including:

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

Serious adverse events or undesirable side effects caused by our product candidates have caused, and could in the future cause, us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics, including death. A significant risk in any gene editing product is that the edit will be “off-target” (or “on-target,” but unwanted) and cause serious adverse events, undesirable side effects, toxicities or unexpected characteristics. For example, off-target cuts could lead to disruption of a gene or a genetic regulatory sequence at an unintended site in the DNA, or, in those instances where we also provide a segment of DNA to serve as a repair template, it is possible that following off-target cut events, DNA from such repair template could be integrated into the genome at an unintended site, potentially disrupting another important gene or genomic element. We cannot be certain that off-target editing will not occur in any of our planned or future clinical studies. There is also the potential risk of delayed adverse events following exposure to gene editing and/or gene therapy, due to the potential for persistent biological activity of the genetic material or other product components used to carry the genetic material. Accordingly, the FDA typically recommends an extended follow-up period to monitor for such events in patients who have received investigational gene therapies. Although we have communicated to the FDA our intent to withdraw or inactive our previously open INDs and discontinue development of our product candidates, as well as our determination that such long-term follow-up is not necessary for our product candidates, the FDA may disagree, and may continue to recommend that such follow-up be conducted.

If we resume development of our product candidates and unacceptable side effects arise in the development of such product candidates, we, the FDA, the IRBs at the institutions in which our studies are conducted or DMC, could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and have communicated to the FDA our intent to withdraw or inactivate our previously open INDs. It is possible that neither our product candidates previously in development (should we elect to restart our development programs), nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of a BLA from the FDA. It is possible that the FDA may refuse to file for substantive review any BLAs, that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. Similar risks exist in foreign jurisdictions.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products (including potentially revising the duration of regulatory exclusivity and eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025). The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

Even if we restart development of our product candidates and obtain FDA approval for our product candidates in the United States in the future, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Even if we restart development of and receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any product candidate for which we obtain marketing approval, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including oversight of the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with GMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with GMP or similar regulations and standards.

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

If we restart development of our product candidates and any of our product candidates are approved, and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and malware (e.g. ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), international terrorism, conflicts and telecommunication and electrical failures. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, should we resume the development of our product candidates, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

If we resume development of our product candidates, we may publicly disclose initial, interim, top-line or preliminary data from our clinical trials, which would be based on a preliminary analysis of then-available data, and the results and related findings and conclusions would be subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial, top-line or preliminary data we previously published. Should we resume development of our product candidates, further clinical data from any trials of our candidates may not be consistent with data previously observed and disclosed in preclinical studies or clinical trials. As a result, initial, top-line and preliminary data should be viewed with caution until the final data are available.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

If we resume development of our product candidates, enacted and future healthcare legislation could increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

•
an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;
•
a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•
extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid, thereby potentially increasing a manufacturer’s Medicaid rebate liability; and
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently the subject of ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, but it could have a significant impact. In particular, if a product becomes subject to the IRA negotiation provision and related price cap, that may significantly alter the economic rationale for developing and commercializing a biosimilar. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the regulation becomes applicable, it will have a phased implementation depending on the concerned products. The regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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
•
the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, We expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. For example, on March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against us and certain of our executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that we failed to disclose certain information regarding efficacy and safety in connection with a Phase 1/2 HMI-102 clinical trial, and seeks damages in an unspecified amount. The Company filed a motion to transfer the case to the United States District Court for the District of Massachusetts on September 2, 2022, and a motion to dismiss on October 17, 2022. On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). On May 9, 2023, the Massachusetts court issued an order permitting the parties to submit updated briefs in connection with the motion to dismiss, which were submitted on June 8, 2023, July 13, 2023, and August 3, 2023. The motion to dismiss remains pending. On March 4, 2024, the Massachusetts court held oral argument on the Company’s motion to dismiss, which remains pending. On February 22, 2024, a purported stockholder of the Company, Kevin Welsh, filed a putative class action complaint against the Company and its directors related to the Company’s proposed Merger with Q32, alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as

amended. Welsh v. Homology Medicines, Inc., No. 1:24-cv-00242 (D. Del.). The complaint alleges that the Company and its directors filed a proxy statement containing material omissions regarding financial forecasts and their respective analysis, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit.

The results of the securities class action lawsuit and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, and any amounts not covered by insurance will be borne by the combined company. Furthermore, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

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

Historically, our platform and product focus has been the development of genetic medicines using our proprietary AAVHSCs in vivo through a nuclease-free gene editing modality, gene therapy, or GTx-mAb, which is designed to produce antibodies throughout the body. Should we resume development of such programs, and if our former programs were to be approved for the indications for which we had been conducting clinical trials, they may compete with other products under development, including gene editing and gene therapy products or other types of therapies, such as small molecule, antibody or protein therapies. If our PKU treatments are approved, they may compete with therapies from American Gene Technologies, BioMarin, Censa Pharmaceuticals, Generation Bio, Nestlé Health Science, Sangamo Therapeutics and Synlogic. However, we believe that only gene therapy or gene editing approaches have the potential to restore the normal Phe biochemical pathway with a single administration. If our Hunter syndrome treatment is approved, it may compete with therapies from Shire and/or GC Pharma. If our MLD treatment is approved, it may compete with therapies from Orchard Therapeutics, Passage Bio and/or Shire. In vivo gene therapy approaches provide potential advantages over ex vivo approaches. There are a number of companies developing nuclease-based gene editing technologies using CRISPR/Cas9, TALENs, meganucleases, Mega-TALs and ZFNs, including but not limited to Beam Therapeutics, bluebird bio, Caribou Biosciences, Cellectis, CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Precision BioSciences, Prime Therapeutics and Sangamo Therapeutics and non-nuclease-based technology, including LogicBio Therapeutics, a wholly-owned subsidiary of Alexion.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. We have requested withdrawal or inactivation of our previously open INDs, so we are currently not progressing any product candidates through the development process. Mergers and acquisitions in the pharmaceutical, biotechnology, and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomic or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

Should we resume development of our product candidates, the successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

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
•
political and economic instability, including in light of international terrorism and conflicts;
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

In the future, any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

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

Risks Related to Our Dependence on Third Parties

We have historically contracted with third parties, including Oxford Biomedica (US) LLC, for the manufacture of certain materials for our research programs, preclinical and clinical studies. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost or in compliance with regulatory requirements, which could delay, prevent, or impair our development or commercialization efforts if we were to resume such activities.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with GMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with GMP regulations or similar regulatory requirements outside the United States. The failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

Assuming we were to resume the development of our product candidates, any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under GMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

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

Should we resume development of our product candidates, we may collaborate with third parties for the development and commercialization of our product candidates in the future, but there are no assurances that we will succeed in establishing and maintaining such collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

Should we resume development of our product candidates, we may seek collaborative relationships for the development and commercialization of our product candidates in the future. Failure to obtain a collaborative relationship for any of our product candidates may significantly impair the potential for the product candidate. We would also need to enter into collaborative relationships to provide funding to support our other research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, such as:

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

We are a party to agreements with COH for certain AAV vector-related patents and know-how, and we may enter into additional agreements, including license agreements, with other parties in the future that impose diligence, development and commercialization timelines, milestone payments, royalties, insurance and other obligations on us.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our proprietary products and technology, including our product candidates in the United States or in other foreign countries, in whole or in part. Alternately, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or later invalidate or narrow the scope of an issued patent. Even if patents do successfully issue and even if such patents cover our former product candidates or any future product candidate, third parties may challenge their validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our former product candidates or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies and threaten our ability to commercialize future product candidates. Any such outcome could have a materially adverse effect on our business.

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

We are a party to license agreements with COH, pursuant to which we in-license patents and technology for our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise materially breach a license agreement, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In addition, any claims asserted against us by our licensors may be costly and time-consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. As of December 31, 2023 we own four registered trademarks and one pending trademark application in the United States, as well as 39 registered trademarks and five pending trademark applications in other countries around the world. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

In July 2023, we implemented a reduction in force affecting approximately 80 employees, or 86% of our workforce, in order to reduce our ongoing operating costs, extend our cash runway and maximize shareholder value as we consider strategic options. In connection with this corporate restructuring, we recorded a restructuring charge for severance and related costs of $10.3 million in the Company's consolidated statements of operations included elsewhere in this Annual Report on Form 10-K during the twelve months ended December 31, 2023. In addition, we had previously granted certain of the terminated employees restricted stock units that vest in annual installments based on continued service to the Company, as well as options to purchase shares of the Company’s common stock that typically vest over a period of four years. In connection with the reduction in workforce, the Company agreed to accelerate the vesting of a portion of the RSUs that were unvested as of the employees’ termination dates, and also modify the stock options for terminated employees such that subject to the satisfaction of severance conditions, the terminated employees’ vested options will remain outstanding and exercisable until the first anniversary of each employee’s termination date. These equity modifications resulted in a net reduction to stock based compensation expense of $1.0 million reflected within restructuring and other charges in the Company's consolidated statements of operations included elsewhere in this Annual Report on Form 10-K during the twelve months ended December 31, 2023.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of certain principal members of our management teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

Our executive officers and directors and their respective affiliates, in the aggregate, hold shares representing approximately 10.2% of our outstanding voting stock as of December 31, 2023. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards, or NOLs, of approximately $326.2 million and $317.3 million, respectively. Our state NOLs, and federal NOLs generated in taxable years beginning before January 1, 2018, are subject to expiration and will expire at various dates through 2043. Federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years. As of December 31, 2023, we also had federal and state research and development and other tax credit carryforwards, or credits, including the orphan drug credit, of approximately $65.5 million and $17.2 million, respectively, available to reduce or offset future taxable income. The federal and state credits expire at various dates through 2043. These NOLs and credits could expire unused and be unavailable to offset future taxable income, to the extent subject to expiration. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, if any. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change. Our state NOLs or credits may also be impaired or subject to limitations under state law. Accordingly, even if we attain profitability, we may not be able to utilize a material portion of our NOLs or credits.

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

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 8.0% for 2022. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, increased cost of drug product from OXB (US) LLC and other future potential contract manufacturing organizations, supplies and employee compensation expenses. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

We leverage the support of third-party information technology and security providers, including for periodic security testing and vulnerability scanning, as part of our risk management process, designed to identify, assess, and manage cybersecurity risks. We maintain an incident response and notification plan designed to assist us in identifying, responding to, and recovering from cybersecurity incidents, and we have a process to assess the security practices of certain third-party vendors.

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we and/or our vendors have, from time to time, experienced threats to, or security incidents, related to our data and systems or that had the potential to otherwise impact our business. For more information about the cybersecurity risks we face, refer to “Risk Factors – Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our management team as part of the Board’s continuing education on topics that impact public companies.

Our management team, with the assistance of our former Senior Director of Information Technology, now Consultant, and the Company’s third-party information technology providers, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our former Senior Director of Information Technology’s experience includes over 20 years of experience in information technology management and cybersecurity.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

We currently occupy approximately 26,850 square feet of office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB (US) LLC that is schedule to expire in 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

On March 25, 2022, a stockholder of the Company, Michael C. Pizzuto, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, against the Company and certain of its executives. Pizzuto v. Homology Medicines, Inc., No. 2:22– CV – 01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and has filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). On May 9, 2023, the Massachusetts court issued an order permitting the parties to submit updated briefs in connection with the motion to dismiss, which were submitted on June 8, 2023, July 13, 2023, and August 3, 2023. On March 4, 2024, the Massachusetts court held oral argument on the Company’s motion to dismiss, which remains pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

On February 22, 2024, a purported stockholder of the Company, Kevin Welsh, filed a putative class action complaint against the Company and its directors related to the Company’s proposed Merger with Q32, alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. Welsh v. Homology Medicines, Inc., No. 1:24-cv-00242 (D. Del.). The complaint alleges that the Company and its directors filed a proxy statement containing material omissions regarding financial forecasts and their respective analysis, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on The Nasdaq Global Select Market under the symbol “FIXX” since March 28, 2018. Prior to that time, there was no public market for our common stock.

Holders

As of March 1, 2024, there were approximately 58,133,540 shares of common stock outstanding with 14 holders of record. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The graph set forth below compares the cumulative total stockholder return on our common stock between March 28, 2018 (the date our common stock commenced trading on The Nasdaq Global Select Market) and December 31, 2023, with the cumulative total return of (a) The Nasdaq Biotechnology Index, (b) The Nasdaq Composite Index and (c) The SPDR S&P Biotech ETF, which is an exchange-traded fund that seeks to replicate the performance of the S&P Biotechnology Select Index, over the same period. This graph assumes an initial investment of $100 on March 28, 2018 in our common stock, The Nasdaq Biotechnology Index, The Nasdaq Composite Index and The SPDR S&P Biotech ETF assumes the reinvestment of dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$-
03/28/18
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/30/23
12/31/23
Homology Medicines, Inc.
NASDAQ Biotechnology Index
Nasdaq Composite Index
SPDR ETF S&P Biotech

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act during the quarter ended December 31, 2023.

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

In July 2023, we completed a review of our business and our Board of Directors approved a plan to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the financing environment and the anticipated clinical development timeline for our lead program, HMI-103, we stopped further development of our programs and reduced our workforce by 86% to significantly reduce our ongoing operating costs as we evaluated strategic alternatives.

Agreement and Plan of Merger

After a comprehensive review of strategic alternatives, on November 16, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Q32 Bio Inc., a Delaware corporation, or Q32, and Kenobi Merger Sub, Inc., a Delaware corporation and our direct, wholly owned subsidiary, or Merger Sub, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Q32, with Q32 continuing as our wholly owned subsidiary and the surviving corporation of the merger, or the Merger. Our future operations are highly dependent on the success of the Merger and there can be no assurance that the Merger will be successfully consummated. If the Merger is completed, the business of Q32 will continue as the business of the combined company.

Merger Consideration

Subject to the terms and conditions of the Merger Agreement, (i) immediately prior to the effective time of the Merger, or the Effective Time, all Q32 preferred stock will be converted into Q32 common stock pursuant to the organizational documents of Q32, or the Q32 Preferred Stock Conversion, and (ii) at the Effective Time, (a) each outstanding share of Q32 common stock (excluding Q32 common stock issued in the Concurrent Financing, as described below) will be converted into the right to receive a number of shares of our common stock, or the Company Common Stock, calculated in accordance with the Merger Agreement, (b) each outstanding Q32 stock option and warrant that has not previously been exercised prior to the closing of the Merger will be assumed by us and become an option or warrant, as applicable, to purchase a number of shares of Company Common Stock and (c) the Q32 common stock issued in the Concurrent Financing will be converted into the right to receive a number of shares of Company Common Stock calculated in accordance with the Merger Agreement. The shares of Company Common Stock that will be issued to stockholders of Q32 will be calculated using a formula in the Merger Agreement based on the equity value of each of Q32 and us. Q32 has been ascribed an aggregate equity value of $195 million and our equity value is expected to be approximately $80 million subject to adjustment based on the amount of our net cash at closing of the Merger.

Concurrent Financing

Pursuant to the Merger Agreement, immediately prior to the Effective Time, Q32 will consummate a financing through the sale of its common stock for aggregate gross proceeds of $42 million based on the same aggregate equity value of Q32 used in the Merger, or the Concurrent Financing. On November 16, 2023, Q32 entered into subscription agreements with certain accredited investors, or the Investors, for the Concurrent Financing with expected gross proceeds to Q32 of $42 million. In connection with the Concurrent Financing, at the closing of the Merger, Q32 will enter into a registration rights agreement with the Investors providing for the registration under the Securities Act of 1933, as amended, or the Securities Act, of the shares of common stock sold in the Concurrent Financing. The consummation of the transactions contemplated by the subscription agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the subscription agreements. Shares of Q32 common stock issued pursuant to the Concurrent Financing will be converted into shares of Company Common Stock in the Merger in accordance with the Merger Agreement.

Contingent Value Rights Agreement

At the Effective Time, if any Legacy Assets (as defined below) have not been disposed of in a Legacy Asset Disposition (as defined below) or if additional consideration may be payable for the Legacy Assets (as defined below) after closing of the Merger, the Company and Equiniti Trust Company, LLC, a New York limited liability company, as the initial rights agent, or the Rights Agent, will enter into a Contingent Value Rights Agreement, or the CVR Agreement, pursuant to which our common stockholders of record as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “CVR”) for each outstanding share of Company Common Stock held by such stockholder on such date.

Each CVR will represent the contractual right to receive payments from us upon the actual receipt by us or our subsidiaries of certain contingent proceeds derived from any cash consideration that is paid to us or our subsidiaries as a result of the sale, transfer, license, assignment or other divestiture, disposition or commercialization of any of our assets, rights and interests relating to our HMI-103, HMI-204, Capsids and AAVHSC Platform, including any equity interests held directly or indirectly by us in Oxford Biomedica (US) LLC (f/k/a Oxford Biomedica Solutions LLC and Roadrunner Solutions LLC), or OXB (US), pursuant to that certain Equity Securities Purchase Agreement, dated as of January 28, 2022, by and between the Company and OXB Solutions, or the Legacy Assets, and such disposition, or a Legacy Asset Disposition, net of certain tax, transaction costs and certain other expenses.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any holders of CVRs will receive payments with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the Securities and Exchange Commission, or SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in the Company or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Former Clinical Programs

Our former clinical programs include: HMI-103, an investigational gene editing candidate for the treatment of patients with phenylketonuria, or PKU; HMI-203, an investigational gene therapy candidate for the treatment of patients with mucopolysaccharidosis type II (MPS II), or Hunter syndrome; and HMI-102, an investigational gene therapy candidate for the treatment of adult patients with PKU. Our former preclinical programs include: HMI-104, a GTx-mAb gene therapy candidate for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, and HMI-204, a gene therapy candidate for metachromatic leukodystrophy, or MLD. We are currently exploring strategic alternatives for HMI-103 (Adult/Pediatric PKU), HMI-204 (MLD) and our capsids and AAVHSC platform, including the sale of these programs.

In August 2023, we withdrew our Clinical Trial Application, or CTA, for HMI-203 in Canada. In September 2023, we withdrew our IND for HMI-102, which the FDA formally acknowledged in November 2023. In December 2023, we withdrew our IND for HMI-203 and in March 2024, we withdrew our IND for HMI-103. All clinical trial sites have been notified that all studies we had been conducting for our programs have been terminated; sites have been duly notified of their responsibilities. We have also withdrawn all orphan drug designations for our programs in both the United States and the EU.

In September 2023, we inactivated the pheEDIT Phase 1 gene editing clinical trial evaluating HMI-103 in adults with classical PKU (NCT05222178). In October 2023, we reported clinical data from the first dose cohort in the pheEDIT trial. As of the data cut-off date of September 14, 2023, HMI-103 was generally well-tolerated in all three participants with no serious adverse events, and the majority of treatment-related adverse events were mild and transient. All liver function tests remained in the normal range during the prophylactic immunosuppression regimen incorporating the T-cell inhibitor tacrolimus in combination with corticosteroid. Participant 1 experienced a reduction in plasma phenylalanine, or Phe, levels to below the U.S. American College of Medical Genetics and Genomics PKU treatment guideline threshold of <360 µmol/L, and the majority of Phe levels were below 360 mmol/L through 39 weeks post-dose, including after the initiation of dietary protein supplementation. Participant 2 experienced a meaningful plasma Phe reduction of 50% at 23 weeks post-dose. Participant 3 experienced a meaningful plasma Phe reduction of 60% at 14 weeks post-dose.

In August 2023, we terminated both the pheNIX Phase 1/2 gene therapy clinical trial evaluating HMI-102 in adults with classical PKU and the juMPStart Phase 1 gene therapy clinical trial evaluating HMI-203 in adults with Hunter Syndrome. INDs for both the pheNIX Phase 1/2 and juMPStart Phase 1 clinical trials have been withdrawn.

Earlier-Stage Product Candidates

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

HMI-104 was a candidate from our GTx-mAb platform. This platform represents an additional way that we could potentially leverage our AAVHSCs in an effort to deliver one-time in vivo gene therapy to express and secrete antibodies from the liver, which we believe may allow us to target diseases with larger patient populations. In support of this program, we generated and presented preclinical data targeting complement protein 5, demonstrating preclinical proof-of-concept in PNH. A single I.V. dose of an AAVHSC GTx-mAb showed expression of full-length antibodies from the liver consistent with levels associated with anti-C5 therapeutics, sustained and robust Immunoglobulin G, or IgG, expression in vivo in a humanized murine liver model and a murine NOD-SCID model, and in vivo vector-expressed C5 mAb had potent functional activity as shown by an ex vivo hemolysis assay. Additionally, we observed sustained expression of C5 mAb in the presence of murine and human neonatal fragment crystallizable (Fc) receptor, or FcRn. We completed IND-enabling studies with HMI-104.

Oxford Biomedica (US) LLC Transaction

On March 10, 2022, we closed a transaction with Oxford Biomedica (US) LLC (f/k/a Roadrunner Solutions LLC and Oxford (US) LLC), or OXB (US) LLC, Oxford Biomedica (US), Inc., or OXB, and Oxford Biomedica plc, or OXB Parent, and collectively with OXB, Oxford, pursuant to the Equity Securities Purchase Agreement, or the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB (US) LLC and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB (US) LLC, which provides AAV vector process development and manufacturing services to biotechnology companies, which we refer to as the Oxford Biomedica (US) LLC Transaction, or the OXB (US) LLC Transaction. OXB (US) LLC incorporates our proven 'plug and play' process development and manufacturing platform, as well as our experienced team and high-quality GMP vector production capabilities that we built and operated since 2019.

Pursuant to the terms of the Purchase Agreement and a contribution agreement, or the Contribution Agreement, entered into between us and OXB (US) LLC prior to the closing of the OXB (US) LLC Transaction, or the Closing, we agreed to assign and transfer to OXB (US) LLC all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy or gene editing products, but excluding certain assets related to manufacturing or testing of our proprietary AAV vectors, or collectively, the Transferred Assets, in exchange for 175,000 common equity units in OXB (US) LLC, or Units, and OXB (US) LLC assumed from us, and agreed to pay, perform and discharge when due, all of our duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, we sold to OXB, and OXB purchased from us, 130,000 Units, or the Transferred Units, in exchange for $130.0 million. In connection with the Closing, OXB contributed $50.0 million in cash to OXB (US) LLC in exchange for an additional 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB (US) LLC, and (ii) we owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB (US) LLC.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC, or the OXB (US) LLC Operating Agreement, which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause us to sell and transfer to OXB, and (ii) we will have an option to cause OXB to purchase from us, in each case all of our equity ownership interest in OXB (US) LLC at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB (US) LLC Operating Agreement, we are entitled to designate one director on the board of directors of OXB (US) LLC, currently Paul Alloway, Ph.D., our President and Chief Operating Officer.

Concurrently with the Closing, we entered into certain ancillary agreements with OXB (US) LLC including a license and patent management agreement whereby OXB (US) LLC granted certain licenses to us, a supply agreement, or the Supply Agreement, for a term of three years which includes certain annual minimum purchase commitments, a lease assignment pursuant to which we assigned all of our right, title and interest in, to and under our facility lease to OXB (US) LLC, a sublease agreement whereby OXB (US) LLC subleased certain premises in its facility to us, as well as several additional ancillary agreements.

License Agreements

In April 2016, we entered into an exclusive license agreement with City of Hope, or COH, pursuant to which COH granted us an exclusive, sublicensable, worldwide license, or the COH License, to certain AAV vector-related patents and know-how owned by COH to develop, manufacture, use and commercialize products and services covered by such patents and know-how in any and all fields. On August 6, 2021, we received notice from COH that we did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect our exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where we retain exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to our exclusive worldwide license with COH does not impact any of our therapeutic product development candidates, including HMI-102, HMI-103, HMI-104, HMI-203 and HMI-204.

Corporate Headquarters Lease

In November 2021, we entered into an amendment of our December 2017 lease agreement, or the Lease Amendment, for our corporate headquarters in Bedford, Massachusetts. The Lease Amendment increased the space under the lease by approximately 23,011 square feet, or the Expansion Premises, and extended the expiration date of the existing premises under the lease from February 2027 to June 2030. The term with respect to the Expansion Premises commenced May 1, 2022 and will continue for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premises under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. Under the terms of the agreement with Oxford, our lease for our corporate headquarters, including the Expansion Premises, has been assigned to OXB (US) LLC with Homology subleasing a portion of lab and office space back from OXB (US) LLC. Effective October 1, 2023, we were released from being primary obligor under such lease. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our lease agreement.

Financial Overview

Since our inception in 2015 through December 31, 2023, we have raised approximately $721 million in aggregate net proceeds through our initial public offering, or IPO, in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment, and a $60.0 million equity investment from Pfizer Inc., or Pfizer, through a private placement transaction. Should we resume development of one or more of our product candidates, we will require additional capital in order to advance our product candidates through clinical development and commercialization.

We were incorporated and commenced operations in 2015. Since our incorporation and until recently, we have devoted substantially all of our resources to organizing and staffing our Company, business planning, raising capital, developing our technology platform, advancing HMI-102, HMI-103 and HMI-203 through IND-enabling studies and into clinical trials, advancing HMI-202 and HMI-104 into IND-enabling studies, researching and identifying additional product candidates, developing and implementing manufacturing processes and manufacturing capabilities, building out our manufacturing and research and development space, enhancing our intellectual property portfolio and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sale of common stock, through the sale of preferred stock, through funding from our collaboration partner and through proceeds received as a result of our transaction with OXB (US) LLC.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. We recognized $1.2 million and $3.2 million in collaboration revenue for the years ended December 31, 2023 and 2022, respectively.

Since inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2023 and 2022 were $113.0 million and $5.0 million, respectively. On March 10, 2022, we closed our transaction with OXB (US) LLC and recorded a gain of $131.2 million on the sale of our manufacturing business (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the OXB (US) LLC Transaction). As of December 31, 2023 and 2022, we had an accumulated deficit of $542.1 million and $429.1 million, respectively.

Our total operating expenses were $102.6 million and $136.5 million for the years ended December 31, 2023 and 2022, respectively. We expect our total operating expenses to decrease over the prior year as we reduced our workforce by 86% and stopped all further program development efforts. We expect to continue to incur costs and expenditures in connection with activities related to the Merger and we will continue to incur costs associated with operating as a public company. There can be no assurance, however, that we will be able to successfully consummate the Merger. The process of evaluating strategic transactions has been and, if the Merger is not consummated, may continue to be costly, time-consuming and complex, and we may incur significant costs related to these processes, such as legal, accounting and advisory fees and expenses and other related charges. A considerable portion of these costs were and will continue to be incurred regardless of whether the Merger is completed. Such expenses decrease the remaining cash available for use in our business. Failure to consummate the Merger could significantly impair our ability to enter into any strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

Should we resume development of our product candidates, our ability to generate product revenue sufficient to achieve profitability would depend heavily on the successful development and eventual commercialization of one or more product candidates. Our future operating requirements will depend on many factors, including:

•
the costs, timing, and results of research and development efforts for any product candidates, including clinical trials;
•
the costs and timing of process development scale-up activities, and the adequacy of supply of any product candidates for preclinical studies and clinical trials through CMOs, including OXB (US) LLC;
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

As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $82.7 million. Based on our current projections, including our recent reduction in force and stopping further program development efforts, we believe that our existing cash, cash equivalents, and short-term investments will enable us to continue operations for at least one year from the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2023. However, due to the discontinuation of all of our clinical trials and research activities, as well as our recent reduction in force of all but a few custodial employees, our management has concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 have been issued. See “Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. We recorded $1.2 million in collaboration revenue for the year ended December 31, 2023, related to the Stock Purchase Agreement with Pfizer (see Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding revenue recognition discussions).

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
•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs, including OXB (US) LLC, that manufacture our product candidates for use in our preclinical testing and clinical trials;
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

Should we resume development of product candidates, the duration, costs and timing of development activities including clinical trials would depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of clinical trials, and other research and development activities that we may conduct;
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

We expect our general and administrative expenses to decrease in the near future due to our recent workforce reduction. We have incurred and expect to continue to incur significant costs, however, related to our exploration of strategic alternatives, including legal, accounting and advisory expenses and other related charges.

Other Income

Other income consists of a gain on the termination of our lease and interest income earned on our cash, cash equivalents, and short-term investments. Our interest income has increased due to significantly higher yields on invested funds during the year ended December 31, 2023 as compared to the prior year period.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal and state net operating loss carryforwards of $326.2 million and $317.3 million, respectively, that expire at various dates through 2043, to the extent subject to expiration. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $65.5 million and $17.2 million, respectively, that expire at various dates through 2043. Included in the $65.5 million of federal research and development credit carryforwards is $50.7 million of orphan drug credit carryforwards.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses—As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel and vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to contract research organizations and other third parties in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf and contract manufacturing organizations, including OXB (US) LLC, in connection with producing product for our clinical studies, vendors in connection with preclinical development activities and vendors related to product manufacturing and development and distribution of preclinical supplies.

We base our accrued expenses related to preclinical and clinical studies on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs that conduct and manage preclinical studies and clinical trials and CMOs, including OXB (US) LLC, that manufacture product for our research and development activities on our behalf. The financial terms of these agreements are sometimes subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	For the Year ended December 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$1,156	$3,208	$(2,052)
Operating expenses:
Research and development	62,002	98,351	(36,349)
General and administrative	31,256	38,138	(6,882)
Restructuring and other charges	9,327	—	9,327
Total operating expenses	102,585	136,489	(33,904)
Loss from operations	(101,429)	(133,281)	31,852
Other income:
Gain on sale of business	—	131,249	(131,249)
Gain on lease termination	8,767	—	8,767
Interest income	5,582	3,230	2,352
Total other income	14,349	134,479	(120,130)
Income (loss) before income taxes	(87,080)	1,198	(88,278)
Provision for income taxes	—	(715)	715
Loss from equity method investment	(25,881)	(5,488)	(20,393)
Net loss	$(112,961)	$(5,005)	$(107,956)

Collaboration Revenue

Collaboration revenue for the year ended December 31, 2023 was $1.2 million, compared to $3.2 million for the year ended December 31, 2022. Collaboration revenue in both periods was due to the recognition of deferred revenue related to the Stock Purchase Agreement with Pfizer. We previously recognized deferred revenue from Pfizer over Pfizer’s right of first refusal, or ROFR, period of 30 months during which Pfizer could have negotiated a potential collaboration on the development and commercialization of HMI-102 and HMI-103. The ROFR period expired in May 2023.

Research and Development Expenses

	For the Year ended December 31,
(in thousands)	2023	2022	Change
External development costs for clinical programs:
HMI-102	$4,514	$16,245	$(11,731)
HMI-103	18,525	19,358	(833)
HMI-203	9,643	15,839	(6,196)
Other development-stage programs' external development costs	13,526	9,794	3,732
Employee-related costs	11,820	29,654	(17,834)
Other research and development costs	3,974	7,461	(3,487)
Total research and development expenses	$62,002	$98,351	$(36,349)

Research and development expenses for the year ended December 31, 2023 were $62.0 million, compared to $98.4 million for the year ended December 31, 2022. The decrease of $36.3 million was primarily associated with our decision to stop further development of our programs and reduce our workforce by 86% in July 2023 in an effort to decrease our ongoing operating costs. As of December 31, 2023, we have no remaining obligations with our CRO or any other vendors associated with our former clinical trials and have recognized expense for any remaining contractual obligations owed under our Supply Agreement with OXB (US) LLC; there are no minimum purchase commitments under the Supply Agreement in 2024. All contracts with vendors previously performing research and development activities for us have been terminated and all expenses have been recorded.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $31.3 million, compared to $38.1 million for the year ended December 31, 2022. The decrease of $6.9 million was primarily due to a $4.6 million decrease in employee-related costs as a result of the reduction in workforce we instituted in the third and fourth quarters of 2023. In addition, consulting expenses decreased by $2.8 million as the prior year included a fee of $2.5 million paid to a strategic advisory firm that assisted us with the OXB (US) LLC transaction. There were also decreased market research costs, travel and insurance costs, all associated with our decision to reduce in the second half of 2023 our workforce in an effort to decrease ongoing operating costs.

Restructuring and Other Charges

In connection with the corporate restructuring that reduced our workforce by approximately 80 employees, or 86%, in the third quarter of 2023 and an additional 6 employees in the fourth quarter of 2023, we recorded a restructuring charge for severance and related costs of $10.3 million during the year ended December 31, 2023. We also modified certain stock options and restricted stock units granted to the terminated employees in a prior period. These equity modifications resulted in a net reduction to stock-based compensation expense of $1.0 million reflected within restructuring and other charges during the year ended December 31, 2023. See Notes 9 and 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding restructuring and other charges. We did not record restructuring and other charges for the year ended December 31, 2022.

Gain on Sale of Business

Gain on sale of business for the year ended December 31, 2022 was $131.2 million. On March 10, 2022, we closed our transaction with OXB (US) LLC and recorded a gain of $131.2 million on the sale of our manufacturing business. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details surrounding the sale.

Gain on Termination of Lease

Gain on lease termination for the year ended December 31, 2023 was $8.8 million. Effective October 1, 2023, we were released from being primary obligor under our corporate headquarters lease and therefore derecognized the right-of-use asset and operating lease liability, recording the difference as a gain within other income on the consolidated statements of operations. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details surrounding the transaction.

Interest Income

Interest income for the year ended December 31, 2023 was $5.6 million, compared to $3.2 million for the year ended December 31, 2022. The increase of $2.4 million was primarily the result of interest income generated at higher yields on invested funds for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Provision for Income Taxes

We recorded an income tax provision of $0.7 million for the year ended December 31, 2022. The tax provision predominately resulted from the gain associated with the sale of our manufacturing business due to the transaction with Oxford. Though we had taxable income for the year ended December 31, 2022, we had federal and state net operating loss carryforwards and research and development tax credits available to offset most of that taxable income for the period. We did not record an income tax provision (benefit) for the year ended December 31, 2023, as the Company was in a taxable loss position for the year.

Loss from Equity Method Investment

We record our share of gains or losses from OXB (US) LLC on a quarterly basis. For the year ended December 31, 2023 and 2022, we recorded a loss from equity method investment of $25.9 million and $5.5 million, respectively, representing our share of OXB (US) LLC's net loss during the year ended December 31, 2023 and the period from March 11, 2022 through December 31, 2022, respectively. For the year ended December 31, 2023, OXB (US) LLC recorded an impairment charge of $119.1 million which significantly increased OXB (US) LLC's net loss for the period. In addition, the loss from equity method investment for the year ended December 31, 2023 includes an other-than-temporary impairment charge of approximately $3.8 million we recorded because it was determined that the fair value of our equity method investment in OXB (US) LLC was less than its carrying value. After recording our share of OXB (US) LLC's net loss, the carrying value of our equity method investment was reduced to $0.0 million. See Notes 2 and 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the equity method of accounting.

Net Loss

Net loss for the year ended December 31, 2023 was $113.0 million, compared to $5.0 million for the year ended December 31, 2022. The increase in our net loss was primarily due to a gain of $131.2 million in the prior year on the sale of our manufacturing business, offset by our operating expenses as described above.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We do not have any approved products and we have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of common stock, the sale of preferred stock, through an up-front payment and funding of research candidates from a collaboration partner and through the gross proceeds from our transaction with OXB (US) LLC. Since our inception in 2015, we have raised approximately $721 million in aggregate net proceeds through our IPO in April 2018, follow-on public offerings of common stock in April 2019 and April 2021, proceeds from the sale of common stock under an “at-the-market” sales agreement, equity investments from pharmaceutical companies, preferred stock financings and our agreement with Oxford. Included in our net proceeds is a $130.0 million up-front cash payment from our agreement with Oxford, $50.0 million from a former collaboration partner, comprised of an up-front payment of $35.0 million and a $15.0 million equity investment and a $60.0 million equity investment from Pfizer through a private placement transaction.

ATM Program

On March 9, 2023, we filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023. We also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). We did not sell any shares of common stock under the ATM during the year ended December 31, 2023. As of December 31, 2023, there remained $75.0 million of common stock available for sale under the ATM.

Oxford Biomedica (US) LLC Transaction

On March 10, 2022, we closed a transaction with OXB (US) LLC pursuant to the Purchase Agreement, dated as of January 28, 2022, by and among Homology, OXB (US) LLC and Oxford, whereby, among other things, we and Oxford agreed to collaborate to operate OXB (US) LLC, which will provide AAV vector process development services and manufacturing services to pharmaceutical and biotechnology companies. Pursuant to the terms of the agreements entered into as part of the OXB (US) LLC Transaction, we have assigned and transferred to OXB (US) LLC all of our assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy and gene editing products. Oxford paid us $130.0 million upfront and invested $50.0 million to fund the new company in exchange for an 80 percent ownership stake, while we own 20 percent of the new company. Also, at any time following the three-year anniversary of the closing of the transaction, Oxford has an option to cause us to sell and transfer to Oxford and we have an option to cause Oxford to purchase from us, in each case all of our equity ownership interest in OXB (US) LLC at a price equal to 5.5 times the revenue for the immediately preceding 12-month period, subject to a maximum amount of $74.1 million. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the Oxford transaction.

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

Strategic Review and Reduction in Force

On July 25, 2023, our board of directors approved a process to explore, review and evaluate a range of potential strategic options available to us, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Therefore, based on cost-reduction initiatives intended to reduce our ongoing operating expenses and maximize shareholder value as we evaluated strategic options, our board of directors also approved a reduction in our workforce by approximately 80 employees during the third quarter of 2023 and an additional 6 employees during the fourth quarter of 2023. In connection with this corporate restructuring, we recorded a restructuring charge for severance and related costs of $10.3 million in its consolidated statements of operations during the year ended December 31, 2023.

Cash Flows

Our cash, cash equivalents and short-term investments totaled $82.7 million and $175.0 million as of December 31, 2023 and 2022, respectively. We had no indebtedness as of December 31, 2023 and 2022.

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(96,230)	$(113,661)
Net cash provided by investing activities	101,326	36,716
Net cash provided by financing activities	184	596
Net change in cash, cash equivalents and restricted cash	$5,280	$(76,349)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $96.2 million, which was primarily utilized for the funding of our operating expenses of $102.6 million as we incurred expenses associated with research and development activities prior to our decision to stop further development of our programs. Such activities included clinical trial activities associated with our HMI-103 and HMI-203 programs, preclinical development activities for HMI-104 and research activities on other applications for our technology, adjusted for non-cash expenses of $23.9 million. Non-cash expenses includes an $25.9 million loss from our equity method investment in OXB (US) LLC, $7.3 million of stock-based compensation expense and noncash lease expense of $2.1 million, partially offset by an $8.9 million net gain recognized on the termination of our corporate lease and accretion on short-term investments of $2.9 million. The change in operating assets and liabilities of $7.2 million was driven by decreased accrued expenses and other liabilities of $11.7 million, decreased operating lease liabilities of $1.4 million and decreased deferred revenue of $1.2 million, partially offset by decreased prepaid expenses and other current assets of $5.0 million increased accounts payable of $2.1 million.

Net cash used in operating activities for the year ended December 31, 2022 was $113.7 million, which was primarily utilized for the funding of our operating expenses of $136.5 million, as we incurred expenses associated with research and development activities including clinical trial activities associated with our HMI-103, HMI-203 and HMI-102 programs, preclinical development activities including IND-enabling studies for HMI-104 and research activities on other applications for our technology, adjusted for non-cash expenses of $112.0 million, which includes the one-time gain of $131.2 million recognized on the sale of our manufacturing business to Oxford, and a change in operating assets and liabilities of $3.4 million. The change in operating assets and liabilities was driven by increased accrued expenses and other liabilities of $7.4 million largely due to materials produced for us by OXB (US) LLC and accrued for at year-end, offset by decreased deferred revenue of $3.2 million and decreased accounts payable of $1.0 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $101.3 million, primarily due to proceeds from maturities of short-term investments of $174.2 million, offset by purchases of short-term investments of $73.2 million.

Net cash provided by investing activities for the year ended December 31, 2022 was $36.7 million, primarily due to $130.0 million of cash received from Oxford pursuant to the OXB (US) LLC Transaction (see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We also had proceeds from maturities of short-term investments of $65.5 million. These two items were offset by purchases of short-term investments of $157.5 million and purchases of property and equipment of $1.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $0.2 million, primarily due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Net cash provided by financing activities for the year ended December 31, 2022 was $0.6 million, due to proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Funding Requirements

Operating expenses decreased during the year ended December 31, 2023 as compared to the year ended December 31, 2022. We expect total operating expenses to continue to decrease due to our decision to stop all further development of our product candidates and the recent implementation of a workforce reduction. We will continue to incur costs associated with operating as a public company. If we decide to resume the development of our product candidates, however, we would expect our expenses to increase in order to advance preclinical activities and clinical trials for product candidates in development. After a comprehensive review of strategic alternatives, on November 16, 2023, we entered into the Merger Agreement. Following the Merger, if successfully consummated, we do not anticipate any further development of our product candidates or programs.

As of December 31, 2023, we had cash, cash equivalents, and short term investments of $82.7 million. Based on our current projections, we believe that our existing cash, cash equivalents, and short-term investments as of December 31, 2023 will enable us to continue operations for at least one year from the date of this Annual Report on Form 10-K for the year ended December 31, 2023. However, in light of the discontinuation of all of our clinical trials and research activities, as well as our recent reduction in force of all but a few custodial employees, we have concluded that there is a substantial doubt regarding our ability to continue as a going concern for more than twelve months after the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been issued.

We have based these estimates on assumptions that may prove to be imprecise, and we may use our available capital resources sooner than we currently expect. In addition, its resource requirements could materially change if we are unable to consummate the Merger. As a result, we are unable to estimate the exact amount of our working capital requirements. Should we resume development of product candidates in the future, our future funding requirements would depend on and could increase significantly as a result of many factors, including:

•
the costs, timing, and results of research and development efforts, including clinical trials;
•
the costs and timing of process development scale-up activities, and the adequacy of supply of product candidates for preclinical studies and clinical trials through CMOs, including OXB (US) LLC;
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

We maintain the majority of our cash and cash equivalents in accounts with major highly rated multi- national and local financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions, and any inability to access or delay in accessing these funds could adversely affect our business and financial position. In the event of failure of any of the financial institutions where we maintains our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all.

Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and COVID-19. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors— Unstable global political or economic conditions may have serious adverse consequences on our business, financial condition and share price.”

Until such time, if ever, that we can generate product revenue and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration agreements, other third-party funding, strategic alliances, licensing arrangements and marketing and distribution arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we resume the development of product candidates and we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

As of December 31, 2023, we had non-cancelable operating leases with total future minimum lease payments of $1.4 million, of which all will be payable in 2024. These minimum lease payments exclude our share of the facility operating expenses, real-estate taxes and other costs that are reimbursable to the landlord under the leases. These payments are for operating leases for our corporate headquarters in Bedford, Massachusetts, comprised of office, manufacturing and lab space that expire in June 2030 and May 2032. Under the terms of the OXB (US) LLC Transaction, our leases for this space has been assigned to OXB (US) LLC effective March 10, 2022, with Homology subleasing a portion of lab and office space back from OXB (US) LLC. Our sublease expires on December 31, 2024. On September 25, 2023, we signed and executed a release letter with our lessor related to our headquarters in Bedford, MA. The lessor agreed to release us of all obligations under the lease effective October 1, 2023 in exchange for a $0.1 million cash payment. On October 1, 2023, we derecognized the right-of-use asset and operating lease liability and recorded the difference as a gain within other income on the consolidated statements of operations. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our lease agreement.

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

Prior to our decision to stop further development of our products, we entered into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally did not contain any minimum purchase commitments and were cancelable by us upon prior notice of 30 days. Pursuant to the terms of the Supply Agreement with OXB (US) LLC entered into in March 2022, we agreed to purchase from OXB (US) LLC at least 50% of our clinical supply requirements of AAV-based products during the initial term of the Supply Agreement. We were committed to purchase a minimum number of batches of drug substance and drug product, as well as process development services, totaling approximately $29.7 million in 2023 under the Supply Agreement. We do not have any commitments to purchase products or services from OXB (US) LLC in 2024. The Supply Agreement provides for an initial term of three years, which period may be extended for an additional one-year term. After the initial term, we will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either Party may terminate the Supply Agreement upon an uncured material breach by the other Party or upon the bankruptcy or insolvency of the other Party.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

Interest Rate Risk

Our interest-earning assets consist of cash, cash equivalents, and short-term investments of $82.7 million, or 97.7% of our total assets at December 31, 2023, and $175.0 million, or 76.6% of our total assets at December 31, 2022. Interest income earned on these assets was approximately $5.6 million in 2023 and $3.2 million in 2022. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. If a 10% change in interest rates were to have immediately occurred on December 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. At December 31, 2023, our cash equivalents consisted of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. We had no debt outstanding as of December 31, 2023 and 2022.

Inflation Rate Risk

As of December 31, 2023, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Attestation report of the registered public accounting firm

As a non-accelerated filer, we are not required to provide an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On November 27, 2023, W. Bradford Smith, former Chief Financial and Business Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on September 23, 2022 for the sale of up to 89,000 shares of the Company’s common stock until May 23, 2024.

On December 5, 2023, Arthur Tzianabos, Chairman of our Board of Directors and former Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on September 23, 2022 for the sale of up to 539,640 shares of the Company’s common stock until December 31, 2024.

On December 5, 2023, Paul Alloway, President and Chief Operating Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on September 23, 2022 for the sale of up to 24,097 shares of the Company’s common stock until November 23, 2024.

As of December 31, 2023, all of the Company’s “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” have been terminated.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Information with respect to this item will be set forth in the Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) or an amendment to this Annual Report on Form 10-K (“Form 10-K/A”) under the headings “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

Item 11. Executive Compensation.

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Executive Compensation” and “Non-Employee Director Compensation” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the heading “Certain Relationships and Related Transactions, and Director Independence” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. Principal Accountant Fees and Services.

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

(a)(3) Exhibits.

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing date	Filed Herewith
2.1^^	Agreement and Plan of Merger, dated November 16, 2023, by and among Homology Medicines, Inc., Kenobi Merger Sub, Inc., and Q32 Bio Inc.	8-K	001-38433	2.1	11/16/23
3.1	Restated Certificate of Incorporation of Homology Medicines, Inc.	8-K	001-38433	3.1	4/3/18
3.2	Amended and Restated Bylaws of Homology Medicines, Inc.	8-K	001-38433	3.1	12/18/20
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-223409	4.2	3/19/18
4.2	Form of Indenture	S-3	333-230664	4.3	4/1/19
4.3	Description of Securities					*
10.1#	2015 Stock Incentive Plan, as amended, and forms of agreements thereunder	S-1/A	333-223409	10.1	3/19/18
10.2#	2018 Incentive Award Plan, and forms of awards thereunder	10-K	001-38433	10.2	3/11/21
10.3#	2018 Employee Stock Purchase Plan	S-1/A	333-223409	10.3	3/19/18
10.4#	2018 Employee Stock Purchase Plan – Offering Document	10-Q	001-38433	10.1	11/13/18
10.5#	Non-Employee Director Compensation Program	10-Q	001-38433	10.1	11/10/22
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-223409	10.5	3/19/18
10.7	Lease Agreement, dated December 21, 2017, by and between Homology Medicines, Inc. and Patriots Park Owner, LLC, as amended by the First Amendment to Lease, dated February 8, 2019, the Second Amendment to Lease, dated March 15, 2019, and the Third Amendment to Lease, dated November 9, 2021	10-Q	001-38433	10.1	11/15/21
10.8	Assignment and Assumption Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner (US) LLC	10-K	001-38433	10.8	3/23/22
10.9	Sublease Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner (US) LLC	10-K	001-38433	10.9	3/23/22

10.10#	Amended and Restated Employment Agreement, dated April 21, 2022, by and between Homology Medicines, Inc. and Albert Seymour	8-K	001-38433	10.1	4/21/22
10.11#	Employment Agreement, dated March 18, 2018, by and between Homology Medicines, Inc. and Bradford Smith	S-1/A	333-223409	10.13	3/19/18
10.12#	Amendment to Employment Agreement, dated as of September 6, 2022, by and between Homology Medicines, Inc. and W. Bradford Smith	8-K	001-38433	10.2	9/8/22
10.13#	Consulting Agreement, dated as of September 6, 2022, by and between Homology Medicines, Inc. and Arthur Tzianabos, Ph.D.	8-K	001-38433	10.1	9/8/22
10.14#	Employment Agreement, dated March 18 2020, by and between Homology Medicines, Inc. and Paul Alloway, Ph.D.	10-K	001-38433	10.13	3/23/22
10.15#	Amendment to Employment Agreement, dated September 6, 2022, by and between Homology Medicines, Inc. and Paul G. Alloway, Ph.D.	10-Q	001-38433	10.4	11/10/22
10.16#	Employment Agreement, dated September 1, 2021, by and between Homology Medicines, Inc. and Michael Blum	10-K	001-38433	10.14	3/23/22
10.17#	Amendment to Employment Agreement, dated September 6, 2022, by and between Homology Medicines, Inc. and Michael Blum	10-Q	001-38433	10.5	11/10/22
10.18†	Exclusive License Agreement, dated April 28, 2016, between Homology Medicines, Inc. and City of Hope	S-1/A	333-223409	10.16	3/19/18
10.19^	Stock Purchase Agreement, dated November 9, 2020, by and between Homology Medicines, Inc. and Pfizer Inc.	8-K	001- 38433	10.1	11/9/20
10.20	Equity Securities Purchase Agreement, dated January 28, 2022, by and among Homology Medicines, Inc., Roadrunner (US) LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc	10-K	001- 38433	10.23	3/23/22
10.21	Amendment No. 1 to Equity Securities Purchase Agreement dated as of January 28, 2022 by and among Homology Medicines, Inc., Roadrunner (US) LLC, Oxford Biomedica (US), Inc. and, solely for purposes of Article IX thereof, Oxford Biomedica plc	10-K	001- 38433	10.24	3/23/22
10.22	Contribution Agreement, dated March 10, 2022, between Homology Medicines, Inc. and Roadrunner (US) LLC	10-K	001- 38433	10.25	3/23/22
10.23^	Amended and Restated Limited Liability Company Agreement, dated March 10, 2022, by and among Oxford Biomedica (US) LLC (f/k/a Roadrunner (US) LLC), Homology Medicines, Inc. and Oxford Biomedica (US) Inc.	10-K	001- 38433	10.26	3/23/22
10.24^	Manufacturing and Supply Agreement, dated March 10, 2022, by and among Homology Medicines, Inc., Roadrunner (US) LLC and, solely for purposes of Section 2.3(b)(iii) thereof, Oxford Biomedica UK Limited	10-K	001- 38433	10.27	3/23/22
21.1	Subsidiaries of Homology Medicines, Inc.	S-1	333-223409	21.1	3/2/18
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document – the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

^ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv).

^^ Registrant has omitted schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homology Medicines, Inc.

Date: March 12, 2024	By:	/s/ Paul Alloway, Ph.D.
Paul Alloway, Ph.D.
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Alloway, Ph.D.	President and Chief Operating Officer (principal executive officer)	March 12, 2024
Paul Alloway, Ph.D.

/s/ Charles Michaud, Jr.	Vice President, Corporate Controller and Treasurer (principal financial and accounting officer)	March 12, 2024
Charles Michaud, Jr.

/s/ Arthur Tzianabos, Ph.D.	Chairman of the Board of Directors	March 12, 2024
Arthur Tzianabos, Ph.D.

/s/ Jeffrey V. Poulton	Lead Independent Director	March 12, 2024
Jeffrey V. Poulton

/s/ Steven Gillis, Ph.D.	Director	March 12, 2024
Steven Gillis, Ph.D.

/s/ Matthew R. Patterson	Director	March 12, 2024
Matthew R. Patterson

/s/ Alise S. Reicin, M.D.	Director	March 12, 2024
Alise S. Reicin, M.D.

/s/ Mary Thistle	Director	March 12, 2024
Mary Thistle

HOMOLOGY MEDICINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Homology Medicines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Homology Medicines, Inc. and its subsidiary (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, the expectation of continuing losses for the foreseeable future, and discontinuation of all clinical trials and research activities, as well as the Company’s workforce reduction plan, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Equity method investment — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company uses the equity method of accounting to account for its investment in Oxford Biomedica (US) LLC, or OXB (US) LLC. The Company's proportionate share of the net income or loss of OXB (US) LLC is included in consolidated net loss within the caption, loss from equity method investment. During the year-ended December 31, 2023, OXB (US) LLC recorded an impairment of certain long-lived assets, resulting in the Company recording an incremental $14.0 million loss from equity method investment and reducing the balance of the equity method investment to $0 as of December 31, 2023, which required significant estimates and assumptions related to future revenue projections and the selection of a revenue multiplier used in the market approach model.

We identified the estimation of future revenue projections and the use of a revenue multiplier associated with the valuation of the related asset group of OXB (US) LLC as a critical audit matter due to the significant judgments required in both the estimation of future revenue and the selection of the revenue multiplier used in the market approach model. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the estimates and assumptions related to the forecasts of future revenues and selection of revenue multipliers.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates and assumptions utilized in the market approach model used for the impairment analysis included the following, among others:

•
We (1) evaluated the reasonableness of the forecasts of future revenues by comparing those estimates to historical results and internal communications to management and the Board of Directors and (2) evaluated the reasonableness of the valuation methodology utilized in the fair value estimate.
•
We read the audited financial statements of OXB (US) LLC as of and for the year ended December 31, 2023, audited in accordance with auditing standards generally accepted in the United States of America.
•
We considered whether other information obtained during the course of our audit represented contradictory evidence in relation to selection of the revenue multiplier in the valuation model or the estimated revenue projections utilized in the model.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 12, 2024

We have served as the Company's auditor since 2017.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$39,266	$33,986
Short-term investments	43,387	141,040
Assets held for sale	260	—
Prepaid expenses and other current assets	1,001	5,989
Total current assets	83,914	181,015
Equity method investment	—	25,814
Property and equipment, net	—	1,078
Right-of-use assets	650	20,563
Total assets	$84,564	$228,470
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,234	$1,144
Accrued expenses and other liabilities	7,021	18,715
Operating lease liabilities	1,318	1,561
Deferred revenue	—	1,156
Total current liabilities	11,573	22,576
Non-current liabilities:
Operating lease liabilities, net of current portion	—	27,916
Total liabilities	11,573	50,492
Commitments and contingencies (Note 10)		—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 58,017,412 and 57,483,910 shares issued and outstanding as of December 31, 2023 and 2022, respectively	6	6
Additional paid-in capital	615,088	607,513
Accumulated other comprehensive loss	(5)	(404)
Accumulated deficit	(542,098)	(429,137)
Total stockholders’ equity	72,991	177,978
Total liabilities and stockholders' equity	$84,564	$228,470

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year ended December 31,
	2023	2022
Collaboration revenue	$1,156	$3,208
Operating expenses:
Research and development	62,002	98,351
General and administrative	31,256	38,138
Restructuring and other charges	9,327	—
Total operating expenses	102,585	136,489
Loss from operations	(101,429)	(133,281)
Other income:
Gain on sale of business	—	131,249
Gain on lease termination	8,767	—
Interest income	5,582	3,230
Total other income	14,349	134,479
Income (loss) before income taxes	(87,080)	1,198
Provision for income taxes	—	(715)
Loss from equity method investment	(25,881)	(5,488)
Net loss	$(112,961)	$(5,005)
Net loss per share-basic and diluted	$(1.95)	$(0.09)
Weighted-average common shares outstanding-basic and diluted	57,834,819	57,399,762

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year ended December 31,
	2023	2022
Net loss	$(112,961)	$(5,005)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available for sale securities, net	399	(397)
Total other comprehensive gain (loss)	399	(397)
Comprehensive loss	$(112,562)	$(5,402)

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at January 1, 2022	57,150,274	$6	$593,784	$(7)	$(424,132)	$169,651
Issuance of common stock from RSU vesting	106,890	—	—	—	—	—
Issuance of common stock from option exercises	293	—	1	—	—	1
Issuance of common stock pursuant to employee stock purchase plan	226,453	—	595	—	—	595
Stock-based compensation	—	—	13,054	—	—	13,054
Stock-based compensation for equity method investee	—	—	79	—	—	79
Other comprehensive loss	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(5,005)	(5,005)
Balance at December 31, 2022	57,483,910	$6	$607,513	$(404)	$(429,137)	$177,978
Issuance of common stock from RSU vesting	373,519	—	—	—	—	—
Issuance of common stock from option exercises	26,166	—	16	—	—	16
Issuance of common stock pursuant to employee stock purchase plan	133,817	—	168	—	—	168
Stock-based compensation	—	—	7,324	—	—	7,324
Stock-based compensation for equity method investee	—	—	67	—	—	67
Other comprehensive gain	—	—	—	399	—	399
Net loss	—	—	—	—	(112,961)	(112,961)
Balance at December 31, 2023	58,017,412	$6	$615,088	$(5)	$(542,098)	$72,991

See notes to consolidated financial statements.

HOMOLOGY MEDICINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(112,961)	$(5,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578	1,293
Noncash lease expense	2,065	1,306
Loss from equity method investment	25,881	5,488
Stock-based compensation expense	7,324	13,054
Accretion of discount on short-term investments	(2,948)	(1,947)
Non-cash gain on lease termination	(8,866)	—
(Gain) loss on disposal of property and equipment	(94)	49
Gain on sale of business	—	(131,249)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,988	840
Accounts payable	2,090	(981)
Accrued expenses and other liabilities	(11,686)	7,418
Deferred revenue	(1,156)	(3,208)
Operating lease liabilities	(1,445)	(719)
Net cash used in operating activities	(96,230)	(113,661)
Cash flows from investing activities:
Purchases of short-term investments	(73,240)	(157,460)
Maturities of short-term investments	174,240	65,461
Proceeds from sale of business	—	130,000
Proceeds from sale of property and equipment	554	—
Purchases of property and equipment	(228)	(1,285)
Net cash provided by investing activities	101,326	36,716
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock purchase plan	168	595
Proceeds from issuance of common stock from option exercises	16	1
Net cash provided by financing activities	184	596
Net change in cash, cash equivalents and restricted cash	5,280	(76,349)
Cash, cash equivalents and restricted cash, beginning of period	33,986	110,335
Cash, cash equivalents and restricted cash, end of period	$39,266	$33,986
Supplemental disclosures of noncash investing and financing activities:
Lease liability settled through termination of lease	$28,338	$—
Lease liability obtained in exchange for right-of-use asset	$1,625	$—
Cash paid for income taxes	$—	$720
Unrealized gain (loss) on available for sale securities, net	$399	$(397)
Property and equipment additions included in accrued expenses and other liabilities	$—	$8

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

On July 27, 2023, the Company announced that it had completed a review of its business and the Company's Board of Directors had approved a plan to explore, review and evaluate a range of potential strategic options available to the Company, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Based on the financing environment and the Company's anticipated clinical development timeline for its lead program, HMI-103, the Company also announced that it was stopping further development of its programs and reduced its workforce by 86% in an effort to significantly reduce its ongoing operating costs as it evaluated strategic alternatives. The workforce reduction was substantially completed in the third quarter of 2023 (see Note 9).

Agreement and Plan of Merger

After a comprehensive review of strategic alternatives, on November 16, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Q32 Bio Inc., a Delaware corporation ("Q32"), and Kenobi Merger Sub, Inc., a Delaware corporation and the Company's direct, wholly owned subsidiary ("Merger Sub"), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Q32, with Q32 continuing as the Company's wholly owned subsidiary and the surviving corporation of the merger (the "Merger"). The Company's future operations are highly dependent on the success of the Merger and there can be no assurance that the Merger will be successfully consummated. If the Merger is completed, the business of Q32 will continue as the business of the combined company.

Merger Consideration

Subject to the terms and conditions of the Merger Agreement, (i) immediately prior to the effective time of the Merger (the “Effective Time”), all Q32 preferred stock will be converted into Q32 common stock pursuant to the organizational documents of Q32 (the “Q32 Preferred Stock Conversion”), and (ii) at the Effective Time, (a) each outstanding share of Q32 common stock (excluding Q32 common stock issued in the Concurrent Financing, as described below) will be converted into the right to receive a number of shares of the Company’s common stock (“Company Common Stock”), calculated in accordance with the Merger Agreement, (b) each outstanding Q32 stock option and warrant that has not previously been exercised prior to the closing of the Merger will be assumed by the Company and become an option or warrant, as applicable, to purchase a number of shares of Company Common Stock and (c) the Q32 common stock issued in the Concurrent Financing will be converted into the right to receive a number of shares of the Company’s Common Stock calculated in accordance with the Merger Agreement. The shares of Company Common Stock that will be issued to stockholders of Q32 will be calculated using a formula in the Merger Agreement based on the equity value of each of Q32 and the Company. Q32 has been ascribed an aggregate equity value of $195 million and the Company’s equity value is expected to be approximately $80 million subject to adjustment based on the amount of net cash of the Company at closing of the Merger.

Concurrent Financing

Pursuant to the Merger Agreement, immediately prior to the Effective Time, Q32 will consummate a financing through the sale of its common stock for aggregate gross proceeds of $42 million based on the same aggregate equity value of Q32 used in the Merger (the “Concurrent Financing”). On November 16, 2023, Q32 entered into subscription agreements with certain accredited investors (the “Investors”) for the Concurrent Financing with expected gross proceeds to Q32 of $42 million. In connection with the Concurrent Financing, at the closing of the Merger, Q32 will enter into a registration rights agreement with the Investors providing for the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the shares of common stock sold in the Concurrent Financing. The consummation of the transactions contemplated by the subscription agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the subscription agreements. Shares of Q32 common stock issued pursuant to the Concurrent Financing will be converted into shares of Company Common Stock in the Merger in accordance with the Merger Agreement.

Contingent Value Rights Agreement

At the Effective Time, if any Legacy Assets (as defined below) have not been disposed of in a Legacy Asset Disposition (as defined below) or if additional consideration may be payable for the Legacy Assets (as defined below) after closing of the Merger, the Company and Equiniti Trust Company, LLC, a New York limited liability company, as the initial rights agent (“Rights Agent”), will enter into a Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which the Company’s common stockholders of record as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “CVR”) for each outstanding share of Company Common Stock held by such stockholder on such date.

Each CVR will represent the contractual right to receive payments from the Company upon the actual receipt by the Company or its subsidiaries of certain contingent proceeds derived from any cash consideration that is paid to the Company or its subsidiaries as a result of the sale, transfer, license, assignment or other divestiture, disposition or commercialization of any of the Company’s assets, rights and interests relating to the Company’s HMI-103, HMI-204, Capsids and AAVHSC Platform, including any equity interests held directly or indirectly by the Company in Oxford Biomedica Solutions, LLC or its affiliates (“OXB Solutions”) pursuant to that certain Equity Securities Purchase Agreement, dated as of January 28, 2022, by and between the Company and OXB Solutions (the “Legacy Assets” and such disposition, a “Legacy Asset Disposition”), net of certain tax, transaction costs and certain other expenses.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. There can be no assurance that any holders of CVRs will receive payments with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the Securities and Exchange Commission (the “SEC”). The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in the Company or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Other Recent Developments

On March 9, 2023, the Company filed a Registration Statement on Form S-3 (File No. 333-270414) (the “Shelf”) with the SEC in relation to the registration of up to an aggregate of $250.0 million of its common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for a period up to three years from the date of the filing. The Shelf became effective on March 17, 2023. The Company also simultaneously entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate of $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM”). The Company did not sell any shares of common stock under the ATM during the year ended December 31, 2023. As of December 31, 2023, there remained $75.0 million of common stock available for sale under the ATM.

On March 10, 2022, the Company closed a transaction with Oxford Biomedica (US) LLC ("OXB (US)"), to establish a new adeno-associated virus ("AAV") vector manufacturing company, Oxford Biomedica (US) LLC ("OXB (US) LLC") that provides AAV vector process development and manufacturing services to biotechnology companies. Under the terms of the agreement, the Company contributed its manufacturing team of 125 employees, manufacturing facility and equipment, manufacturing-related intellectual property and know-how and certain other assets. Oxford paid the Company $130.0 million of upfront cash and invested $50.0 million of cash to fund OXB (US) LLC in exchange for an 80 percent ownership interest, while Homology retained a 20 percent ownership interest in the new company and received a put option on this ownership position (see Note 6).

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

To date, the Company has not generated any revenue from product sales and does not expect to generate any revenue from the sale of product in the foreseeable future. Through December 31, 2023, the Company has financed its operations primarily through public offerings of its common stock, the issuance of convertible preferred stock, and with proceeds from its transaction with Oxford (see Note 6), its collaboration and license agreement with a former collaboration partner and its private placement with Pfizer (see Note 17). During the year ended December 31, 2023, the Company incurred a loss from operations of $101.4 million and as of December 31, 2023, had $542.1 million in accumulated deficit.

The Company has incurred and expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives. Though the Company has executed the Merger Agreement with Q32 effective November 16, 2023, there can be no assurance that the Company will be able to successfully consummate the Merger or any other strategic transaction. The process of evaluating strategic options has been and may continue to be costly, time-consuming and complex and the Company may incur significant costs related to this continued evaluation, such as legal, accounting and advisory fees and expenses and other related charges.

Based on current projections, management believes that the Company's cash and cash equivalents and short-term investments as of December 31, 2023 will enable the Company to continue its operations for at least one year from the date of this filing. However, due to the consideration of certain qualitative factors, including the discontinuation of all clinical trials and research activities, as well as the Company's workforce reduction of all but a few custodial employees, management has concluded there is substantial doubt regarding the Company's ability to continue as a going concern for more than twelve months from the date that the consolidated financial statements included in this Annual Report on Form 10-K have been issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company resume the development of product candidates, it would need to obtain substantial additional funding in connection with continuing operations, particularly if the Company were to resume its preclinical activities and clinical trials for its product candidates. There can be no assurance that the Company will be able to obtain sufficient capital to cover its costs on acceptable terms, if at all.

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

Comprehensive Loss —Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investments.

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

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. The Company regularly invest excess cash with major financial institutions in money market funds, U.S. government and corporate debt securities and commercial paper, all of which can be readily purchased and sold using established markets. As of December 31, 2023, the Company’s cash and cash equivalents were held with two financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

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

At December 31, 2023, the Company accounted for its investment in OXB (US) LLC using the equity method of accounting (see Note 6).

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

The Company subleases a portion of its headquarters that is now occupied by OXB (US) LLC (see Note 18). Homology assigned all of its right, title and interest in, to and under this lease to OXB (US) LLC and effective October 1, 2023, the Company was released from being the primary obligor under such lease. Therefore, the related right-of-use asset and operating lease liability were derecognized as of October 1, 2023 and a new right-of-use asset and operating lease liability representing the present value of the future sublease payments to be made to OXB (US) LLC was recorded (see Note 10).

Guarantees and Indemnifications—As permitted under Delaware law, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through December 31, 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related liabilities have been established.

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

Segment Information—Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s President and Chief Operating Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is dedicated to translating proprietary gene editing and gene therapy technology into novel treatments for patients with rare genetic diseases. All of the Company’s tangible assets are held in the United States.

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

Recent Accounting Pronouncements—The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company ceased to qualify as an emerging growth company effective December 31, 2023.

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

The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2023	2022
	(in thousands)
Cash	$749	$19
Money market funds	38,517	33,967
Total cash and cash equivalents	$39,266	$33,986

4. SHORT-TERM INVESTMENTS

The Company may invest its excess cash in fixed income instruments denominated and payable in U.S. dollars including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s short-term investments as of December 31, 2023 and December 31, 2022:

As of December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
US Treasury securities	$31,817	$6	$(5)	$31,818
Corporate debt securities	11,575	—	(6)	11,569
Total	$43,392	$6	$(11)	$43,387

As of December 31, 2022	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Commercial paper	$57,138	$—	$—	$57,138
US Treasury securities	65,160	—	(335)	64,825
Corporate debt securities	19,146	—	(69)	19,077
Total	$141,444	$—	$(404)	$141,040

The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the years ended December 31, 2023 and 2022. The contractual maturity dates of all of the Company’s investments are less than one year.

5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and accounts payable. The carrying amount of cash, restricted cash and accounts payable are each considered a reasonable estimate of fair value due to the short-term maturity.

Assets measured at fair value on a recurring basis were as follows:

Description	December 31, 2023	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$38,517	$38,517	$—	$—
Total cash equivalents	$38,517	$38,517	$—	$—
Short-term investments:
US Treasury securities	31,818	—	31,818	—
Corporate debt securities	11,569	—	11,569	—
Total short-term investments	$43,387	$—	$43,387	$—
Total financial assets	$81,904	$38,517	$43,387	$—

Description	December 31, 2022	Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash equivalents:
Money market mutual funds	$33,967	$33,967	$—	$—
Total cash equivalents	$33,967	$33,967	$—	$—
Short-term investments:
Commercial paper	$57,138	$—	$57,138	$—
US Treasury securities	64,825	—	64,825	—
Corporate debt securities	19,077	—	19,077	—
Total short-term investments	$141,040	$—	$141,040	$—
Total financial assets	$175,007	$33,967	$141,040	$—

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

There were no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.

6. EQUITY METHOD INVESTMENT

Summary of Transaction

On March 10, 2022, the Company closed a transaction with OXB (US) LLC, Oxford Biomedica (US), Inc., ("OXB"), and Oxford, pursuant to the Equity Securities Purchase Agreement (the "Purchase Agreement"), dated as of January 28, 2022, by and among Homology, OXB (US) LLC and Oxford, whereby, among other things, Homology and Oxford agreed to collaborate to operate OXB (US) LLC, which provides AAV vector process development and manufacturing services to pharmaceutical and biotechnology companies (the "OXB (US) LLC Transaction").

Pursuant to the terms of the Purchase Agreement and a contribution agreement (the "Contribution Agreement") entered into between Homology and OXB (US) LLC prior to the closing of the OXB (US) LLC Transaction (the "Closing"), Homology contributed its manufacturing team of 125 employees and assigned and transferred to OXB (US) LLC all of its assets that are primarily used in the manufacturing of AAV vectors for use in gene therapy and gene editing products, including its manufacturing facility and equipment and manufacturing-related intellectual property and know-how, but excluding certain assets related to manufacturing or testing of Homology's proprietary AAV vectors (collectively, the "Transferred Assets"), in exchange for 175,000 common equity units in OXB (US) LLC ("Units"), representing 100 percent (100%) of the ownership interest of OXB (US) LLC, and OXB (US) LLC assumed from the Company, and agreed to pay, perform and discharge when due, all of the Company's duties, obligations, liabilities, interests and commitments of any kind under, arising out of or relating to the Transferred Assets.

Effective as of the Closing, Homology sold to OXB, and OXB purchased from Homology, 130,000 Units, (the "Transferred Units") in exchange for $130.0 million of cash consideration. In connection with the Closing, OXB contributed $50.0 million in cash to OXB (US) LLC in exchange for an additional, newly issued 50,000 Units. Immediately following the Closing, (i) OXB owned 180,000 Units, representing 80 percent (80%) of the fully diluted equity interests in OXB (US) LLC, and (ii) Homology owned 45,000 Units, representing 20 percent (20%) of the fully diluted equity interests in OXB (US) LLC.

Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC (the "OXB (US) LLC Operating Agreement") which was executed in connection with the Closing, at any time following the three-year anniversary of the Closing, (i) OXB will have an option to cause Homology to sell and transfer to OXB, and (ii) Homology will have an option to cause OXB to purchase from Homology, in each case all of Homology's equity ownership interest in OXB (US) LLC at a price equal to 5.5 times the revenue for the immediately preceding 12-month period (together, the "Options"), subject to a maximum amount of $74.1 million. Pursuant to the terms of the OXB (US) LLC Operating Agreement, Homology is entitled to designate one director to the board of directors of OXB (US) LLC, currently Paul Alloway, Homology's President and Chief Operating Officer.

Pursuant to the OXB (US) LLC Transaction, the Company also assigned all of its right, title and interest in, to and under its facility lease to OXB (US) LLC, with Homology subleasing a portion of lab and office space back from OXB (US) LLC. Effective October 1, 2023, the Company was released from being primary obligor under such lease. Therefore, the related right-of-use asset and operating lease liability were derecognized as of October 1, 2023 and a new right-of-use asset and operating lease liability representing the present value of the future sublease payments to be made to OXB (US) LLC was recorded (see Note 10).

Equity Method of Accounting

The Company has significant influence over, but does not control, OXB (US) LLC through its noncontrolling representation on OXB’s board of directors and the Company’s equity interest in OXB (US) LLC. In addition, the Company and OXB (US) LLC have intra-entity transactions through a series of agreements entered into in conjunction with the OXB (US) LLC Transaction, OXB (US) LLC granted certain licenses to the Company, and the Company has representation on the joint steering committee which oversees the activities governed by the Supply Agreement. Accordingly, the Company does not consolidate the financial statements of OXB (US) LLC and accounts for its investment using the equity method of accounting.

The Company recorded its equity method investment in OXB (US) LLC at fair value upon deconsolidation of OXB (US) LLC as of the Closing. The fair value of the equity method investment was determined based on the market approach. This approach estimated the fair value of OXB (US) LLC based on the implied value for the entity using the consideration paid, including the Options, for a controlling interest in OXB (US) LLC at the entity’s formation. As part of its fair value analysis, the Company determined that the Options are embedded in the common equity units because the Options are not legally detachable or separately exercisable. Accordingly, the equity method investment and the Options represent one unit of account and the fair value recorded reflects the value of the equity interest and the Options. The valuation included certain subjective assumptions including discounts for lack of control and marketability given the consideration paid for OXB (US) LLC was for a controlling interest in the entity and the Company owns a noncontrolling interest.

As of March 10, 2022, the Closing, the fair value of the Company’s investment in OXB (US) LLC was $31.2 million and the Company recorded a gain of $131.2 million on the sale of its manufacturing business in other income in the Company's consolidated statements of operations. The gain was computed as follows:

(in thousands)	March 10, 2022
Cash received	$130,000
Plus: Fair value of equity method investment	31,223
Less: Carrying value of transferred assets	(29,974)
Gain on sale of business	$131,249

During the year ended December 31, 2023, the Company determined that the fair value of its investment in OXB (US) LLC was negatively impacted due to a change in OXB (US) LLC' forecasted performance relative to expected performance when the Company initially invested in OXB (US) LLC. The Company determined that the decline in value was deemed to be other than temporary and recorded an impairment charge of $3.8 million to reduce its equity method investment to fair value. The impairment charge is included in the loss on equity method investment in the Company's consolidated statements of operations.

In addition, the Company records its share of income or losses from OXB (US) LLC on a quarterly basis. For the year ended December 31, 2023, OXB (US) LLC recorded an impairment charge of $119.1 million which significantly increased OXB (US) LLC's net loss for the period. After recording its share of OXB (US) LLC's net loss, the carrying value of the Company's equity method investment was reduced to $0.0 million.

Summarized Financial Information

Summarized financial information for OXB (US) LLC is as follows:

	December 31,
	2023	2022
Balance Sheet Data	(in thousands)
Current assets	$10,763	$39,237
Noncurrent assets	$74,461	$228,745
Current liabilities	$6,151	$12,352
Noncurrent liabilities	$42,835	$37,718

	December 31,
	2023	2022
Statement of Operations Data	(in thousands)
Revenues	$30,699	$29,380
Net loss	$167,062	$29,036

See Note 18 for information regarding the Company's related party transactions with OXB (US) LLC.

7. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$—	$6,025
Computers and purchased software	—	644
Furniture and fixtures	—	645
Property and equipment, at cost	—	7,314
Less: accumulated depreciation and amortization	—	(6,236)
Property and equipment, net	$—	$1,078

In August 2023, consistent with its decision to stop further development of its programs and explore, review and evaluate a range of potential strategic options available to the Company, the Company committed to a plan to sell its remaining property and equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of December 31, 2023. The assets held for sale were reported at the lower of the carrying amount or fair value with no depreciation expense taken after August 2023. The Company expects to dispose of all assets held for sale during the first quarter of 2024.

Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $0.6 million and $1.3 million, respectively. The Company disposed of approximately $0.5 million and $0.1 million of property and equipment, net during each of the years ended December 31, 2023 and 2022, respectively.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued compensation and benefits	$5,755	$5,953
Accrued research and development expenses	—	9,447
Accrued professional fees	941	1,052
Accrued other	325	2,263
Total accrued expenses and other liabilities	$7,021	$18,715

Accrued compensation and benefits includes a restructuring accrual for severance and related costs of approximately $4.6 million (see Note 9).

9. RESTRUCTURING AND OTHER CHARGES

On July 25, 2023, the Company's Board of Directors approved a process to explore, review and evaluate a range of potential strategic options available to the Company, including, without limitation, an acquisition, merger, reverse merger, sale of assets, strategic partnerships or other transactions. Therefore, based on cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses and maximize shareholder value as the Company plans to pursue strategic options, the Company's Board of Directors approved a reduction in the Company’s workforce by approximately 80 employees, or 86% of the Company's workforce as of July 2023. Simultaneous with the signing of the Merger Agreement, the Company terminated another 6 employees in November 2023.

In connection with the reduction in force, the Company recorded a restructuring charge for severance and related costs of $10.3 million in the Company's consolidated statements of operations during the year ended December 31, 2023. The Company’s restructuring liability, which was included in accrued compensation and benefits, consisted of the following:

(in thousands)	Employee-Related Costs
Accrued restructuring balance at January 1, 2023	$—
Expenses incurred	10,279
Payments	(5,666)
Accrued restructuring balance at December 31, 2023	$4,613

The Company had previously granted certain of the terminated employees restricted stock units (“RSUs”) that vest in annual installments based on continued service to the Company, as well as options to purchase shares of the Company’s common stock that typically vest over a period of four years. In connection with the reduction in workforce, the Company agreed to accelerate the vesting of a portion of the RSUs that were unvested as of the employees’ termination dates, and also modify the stock options for terminated employees such that subject to the satisfaction of severance conditions, the terminated employees’ vested options will remain outstanding and exercisable until the first anniversary of each employee’s termination date. These equity modifications, described in detail in Note 14, resulted in a net reduction to stock based compensation expense of approximately $1.0 million reflected within restructuring and other charges in the Company's consolidated statements of operations during the year ended December 31, 2023.

10. COMMITMENTS AND CONTINGENCIES

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

In November 2021, the Company entered into an amendment of its December 2017 lease agreement (the “Lease Amendment”) for its corporate headquarters in Bedford, Massachusetts. The Lease Amendment increased the space under lease by approximately 23,011 square feet (the "Expansion Premises") and extended the expiration date of the existing premises under the lease from February 2027 to June 2030. The payment term with respect to the Expansion Premises commenced on May 1, 2022, and continues for a period of ten years and five months. The term of the Expansion Premises and the existing premises are not coterminous. Annual base rent for the existing premise under the Lease Amendment is approximately $4.7 million beginning on March 1, 2027, and increases by three percent annually; annual base rent for the Expansion Premises is approximately $1.4 million per year and increases by three percent annually. The Lease Amendment allows for tenant improvement allowances not to exceed $6.3 million in the aggregate. The Lease Amendment was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $10.9 million to both the right-of-use asset and operating lease liabilities. In February 2022, the Company revised its assumption for when it expected to utilize the tenant improvement allowances. This change in assumption was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $0.2 million to both the right-of-use asset and operating lease liabilities.

In March 2022, in accordance with its transaction with OXB (US) LLC, the Company assigned all of its right, title and interest in, to and under its corporate headquarters lease to OXB (US) LLC and entered into a sublease agreement whereby OXB (US) LLC subleased certain premises in its facility to Homology. However, as the Company remained jointly and severally liable for the payment of rent under this lease, the Company was not released from being the primary obligor and therefore the related right-of-use asset and lease liability were not derecognized and remained on the Company’s balance sheet.

In September 2022, the Company concluded that 100% of the tenant improvement allowances would be utilized by OXB (US) LLC. This change in assumption was accounted for as a lease modification and the right-of-use asset and operating lease liability for the existing premises were remeasured at the modification date, which resulted in an increase of $6.1 million to both the right-of-use asset and operating lease liabilities.

On September 25, 2023, the Company signed and executed a release letter with its lessor related to its corporate headquarters lease. The lessor agreed to release the Company of all obligations under the lease effective October 1, 2023 (the "Release Date") in exchange for a $0.1 million cash payment. On October 1, 2023, the Company derecognized the right-of-use asset and operating lease liability and recorded the difference as a gain of $8.8 million within other income on the consolidated statements of operations. Because the Company’s sublease agreement with OXB (US) LLC remains in effect after termination of the head lease, the Company recorded a new right-of-use asset and an operating lease liability of $1.6 million, which equals the present value of the future sublease payments owed to OXB (US) LLC for the remaining term of the sublease. The Company's sublease expires on December 31, 2024.

During the fourth quarter of fiscal year 2023, the Company significantly reduced active use of its corporate headquarters, with the plan to fully abandon the space in the first quarter of fiscal year 2024. Accordingly, the Company shortened the remaining useful of its right-of-use asset to equal the time remaining until the planned abandonment date. This had no impact on the operating lease liability.

Prior to being released from obligation under the lease, the Company was acting as sublessor to OXB (US) LLC for accounting purposes. For the years ended December 31, 2023 and 2022, the Company received $2.3 million and $2.0 million, respectively, in sublease payments from OXB (US) LLC, which was recorded as a reduction to lease cost.

The following table summarizes operating lease costs and variable lease costs, as well as sublease income:

	For the Year ended December 31,
	2023	2022
	(in thousands)
Operating lease costs	$4,273	$3,913
Variable lease costs	1,771	2,142
Sublease income	(2,312)	(1,979)
Net lease cost	$3,732	$4,076

The maturities of the Company's operating lease liabilities and minimum lease payments as of December 31, 2023 were as follows:

For the Years Ending December 31,	Amount (in thousands)
2024	$1,380
Total undiscounted lease payments	$1,380
Less: imputed interest	(62)
Present value of operating lease liabilities	$1,318

The following table summarizes the lease term and discount rate as of December 31, 2023:

December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	1.0
Weighted-average discount rate
Operating leases	10.5%

The following table summarizes the supplemental cash flow information related to the Company's operating leases:

	For the Year ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,653	$3,326
Increase in lease liabilities and right-of-use assets due to lease remeasurements	$—	$6,262

Legal Proceedings—On March 25, 2022, the Company and certain of its executives were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Central District of California; Pizzuto v. Homology Medicines, Inc., No. 2:22–CV–01968 (C.D. Cal 2022). The complaint alleges that the Company failed to disclose certain information regarding efficacy and safety in connection with a Phase I/II HMI-102 clinical trial, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit and has filed a motion to transfer venue (filed September 2, 2022) and a motion to dismiss (filed October 17, 2022). On April 18, 2023, the court granted the motion to transfer, finding that venue was not proper in the Central District of California and transferring the case to the District of Massachusetts. Following the transfer, the case number changed to 1:23-cv-10858-AK (D. Mass.). On May 9, 2023, the Massachusetts court issued an order permitting the parties to submit updated briefs in connection with the motion to dismiss, which were submitted on June 8, 2023, July 13, 2023, and August 3, 2023. On March 4, 2024, the Massachusetts court held oral argument on the Company’s motion to dismiss, which remains pending. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

On February 22, 2024, a purported stockholder of the Company, Kevin Welsh, filed a putative class action complaint against the Company and its directors related to the Company’s proposed Merger with Q32, alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. Welsh v. Homology Medicines, Inc., No. 1:24-cv-00242 (D. Del.). The complaint alleges that the Company and its directors filed a proxy statement containing material omissions regarding financial forecasts and their respective analysis, and seeks damages in an unspecified amount. The case is in its early stages. The Company believes the claims alleged lack merit. As the outcome is not presently determinable, any loss is neither probable nor reasonably estimable.

11. LICENSE AGREEMENTS

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

The Company is required to pay an annual license fee of $25,000, reimburse COH for patent costs incurred, pay amounts up to $3.2 million upon the achievement of certain development and commercialization milestones for each product under the license, pay royalties on future sales in the low single-digits and royalties on sublicense revenue in the low double-digits, if any. Other than the annual license fee, there were no payments to COH in 2022. In January 2023, the Company paid $50,000 to COH upon dosing the first patient in the pheEDIT Phase 1 clinical trial.

On August 6, 2021, the Company received notice from COH that it did not accomplish at least one of the partnering milestones by the applicable deadline, as set forth in the COH License. This notice does not affect the Company's exclusive license in the field of mammalian therapeutics, including all human therapeutics, associated diagnostics, and target validation, or the Mammalian Therapeutic Field, where the Company retains exclusive rights. Instead, the notice served as written notice that the exclusive license granted pursuant to the COH License in all fields except the Mammalian Therapeutic Field converted from exclusive to non-exclusive effective as of September 20, 2021, which was forty-five days from the receipt of notice. In connection with the conversion, any royalty obligations and sublicensee fees relating to fields outside of the Mammalian Therapeutic Field shall be reduced by a certain percentage. This change to the Company's exclusive worldwide license with COH does not impact any of its product candidates, including HMI-102, HMI-103, HMI-104, HMI-203 and HMI-204.

12. INCOME TAXES

Provision for income taxes consists of the following:

	For the Year ended December 31,
	2023	2022
	(in thousands)
Federal tax provision:
Current	$—	$698
Deferred	—	—
Total federal tax provision	—	698
State tax provision:
Current	—	17
Deferred	—	—
Total state tax provision	—	17
Total tax provision	$—	$715

A reconciliation between the U.S. federal statutory tax and the Company’s tax provision is summarized below.

	For the Year ended December 31,
	2023	2022
	(in thousands)
Federal statutory rate	$(23,722)	$(901)
Tax credits	(7,699)	(13,955)
State taxes, net of federal tax benefit	(8,496)	(2,994)
Non-deductible expenses	595	875
Other	(2,351)	1,410
Change in valuation allowance	41,673	16,280
Tax provision	$—	$715

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	For the Year ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$88,552	$76,735
R&D credits	79,094	66,761
Equity compensation	8,215	7,888
Operating lease liabilities	356	8,003
Accrued expense and other	9,351	1,479
Deferred revenue	—	314
Capitalized R&D costs	35,987	24,477
Total deferred tax assets	221,555	185,657
Deferred tax liabilities:
Right-of-use assets	(176)	(5,583)
Depreciation	(54)	(171)
Other	—	(251)
Total deferred tax liabilities	(230)	(6,005)
Valuation allowance	(221,325)	(179,652)
Net deferred taxes	$—	$—

The Company recorded an income tax provision of $0.7 million for the year ended December 31, 2022. This prior year-to-date tax provision predominately resulted from the gain associated with the sale of the Company's manufacturing business due to the transaction with Oxford (see Note 6), offset by available federal and state net operating loss carryforwards and research and development tax credits which are subject to certain limitations as to their utilization. The Company did not record an income tax provision (benefit) for the year ended December 31, 2023.

At December 31, 2023, the Company had $326.2 million and $317.3 million of federal and state net operating loss carryforwards, respectively. Federal net operating loss carryforwards of $0.4 million, generated before 2018, will begin expiring in varying amounts through 2035 unless utilized. The remaining federal net operating loss carryforwards of $325.8 million, generated after 2017, will be carried forward indefinitely. The state net operating losses will begin expiring in varying amounts through 2043 unless utilized. At December 31, 2023, the Company had $65.5 million and $17.2 million of federal and state research and development credit carryforwards, respectively, that expire at various dates through 2043. Included in the $65.5 million of federal research and development credit carryforwards is $50.7 million of orphan drug credit carryforwards.

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

(in thousands)	Valuation Allowance
Balance at December 31, 2022	$(179,652)
Utilization of net operating losses against taxable income	—
Increase in net deferred taxes	(41,673)
Balance at December 31, 2023	$(221,325)

For all years through December 31, 2023, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. Since a full valuation allowance has been provided against the Company’s research and development credits, any reduction in the gross deferred tax asset established for the research and development credit carryforwards would not result in any net impact to the Company’s consolidated financial statements.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. The Company completed a study to assess ownership changes through December 31,

2021. Based on this analysis, the net operating losses are limited but the Company does not believe that any of its net operating losses or research and development credit carryforwards will expire unutilized due to Section 382 limitations.

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

As of December 31, 2023, the Company had no uncertain tax positions. The Company has elected to recognize interest and penalties related to income tax matters as a component of income tax expense, of which no interest or penalties were recorded for the years ended December 31, 2023 and 2022.

13. STOCKHOLDERS’ EQUITY

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

There were 58,017,412 and 57,483,910 shares of common stock outstanding at December 31, 2023 and 2022, respectively.

Preferred Stock—As of December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

14. STOCK INCENTIVE PLANS

2015 Stock Incentive Plan

In December 2015, the Company’s Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options and restricted stock awards to the Company’s employees, officers, directors, advisors, and outside consultants. Stock options granted under the 2015 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the 2015 Plan. At December 31, 2023, there were no additional shares available for future grant under the 2015 Plan.

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

The 2018 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to employees and consultants of the Company and certain affiliates and directors of the Company. The number of shares of common stock initially available for issuance under the 2018 Plan was 3,186,205 shares of common stock plus the number of shares subject to awards outstanding under the 2015 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2018 Plan. In addition, the number of shares of common stock available for issuance under the 2018 Plan is subject to an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 4% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 20,887,347 shares of common stock may be issued under the 2018 Plan upon the exercise of incentive stock options. As of December 31, 2023, there were 4,978,083 shares available for future grant under the 2018 Plan. On January 1, 2024, an additional 2,320,696 shares were added to the 2018 Plan, representing 4% of total common shares outstanding at December 31, 2023.

2018 Employee Stock Purchase Plan

In March 2018, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the Homology Medicines, Inc. 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2018 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2018 ESPP was 353,980 shares of common stock plus an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028 equal to the lesser of (i) 1% of the Company’s outstanding shares of common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the Company’s Board of Directors, provided that not more than 4,778,738 shares of common stock may be issued under the 2018 ESPP. As of December 31, 2023, there were 2,693,911 shares available for future grant under the 2018 ESPP. On January 1, 2024, an additional 580,174 shares were added to the 2018 ESPP, representing 1% of total common shares outstanding at December 31, 2023.

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

During the year ended December 31, 2023, 133,817 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.2 million. During the year ended December 31, 2022, 226,453 shares were issued under the 2018 ESPP for aggregate proceeds to the Company of $0.6 million. Pursuant to the 2018 ESPP, the Company recorded stock-based compensation of less than $0.1 million for each of the years ended December 31, 2023 and 2022, respectively.

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

The assumptions used in the Black-Scholes option pricing model are as follows:

For the Year ended December 31,
	2023	2022
Expected volatility	69.2% - 69.7%	68.7% - 70.1%
Weighted-average risk-free interest rate	3.45% - 4.22%	1.46% - 4.16%
Expected dividend yield	— %	— %
Expected term (in years)	5.5 - 6.25	5.5 - 6.25
Underlying common stock fair value	$0.92-$1.60	$1.40-$4.17

The following table summarizes the Company’s stock option activity during the year ended December 31, 2023:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2023	9,865,734	$10.96	7.2	$493
Granted	3,188,150	$1.53
Exercised	(26,166)	$0.61
Cancelled/Forfeited	(3,476,677)	$7.05
Outstanding at December 31, 2023	9,551,041	$9.26	5.2	$66
Vested and expected to vest at December 31, 2023	9,551,041	$9.26	5.2	$66
Exercisable at December 31, 2023	7,061,128	$11.35	4.3	$66

The total intrinsic value of options exercised during the year ended December 31, 2023 and 2022 was insignificant for each period. The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.01 and $1.68, respectively.

Stock Awards Modifications - Corporate Restructuring

In connection with the Company's reduction in force implemented in July and November of 2023 (see Note 9), the Company terminated approximately 86 employees and modified approximately 6.3 million existing stock options and approximately 1.0 million existing restricted stock units ("RSUs") granted to these terminated employees in prior periods. The modification of the vested stock options to permit terminated employees up to one year following their termination date to exercise their options, rather than the 90-day window for terminated employees, is accounted for as a modification under FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). Accordingly, the Company recognized incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after the modification. The fair value of the awards immediately before assumes an expected term equal to 90 days from the termination date, whereas the fair value immediately after assumes an expected term equal to one year from the termination date. Total incremental compensation cost recognized for the year ended December 31, 2023 related to awards that were vested prior to modification was less than $0.1 million. Certain terminated employees’ unvested stock options were also modified such that the stock options will vest in full upon a change of control occurring within 45 days of termination. The remaining unvested stock options were forfeited upon termination and the Company reversed all compensation cost previously recorded on the forfeited awards. Total compensation cost reversed in the year ended December 31, 2023 was approximately $0.4 million.

The terminated employees' RSUs were modified to accelerate the vesting of a portion of the RSUs that were unvested as of the employees’ termination dates. The accelerated vesting of certain RSUs is accounted for as a Type III (improbable to probable) modification under ASC 718. Accordingly, the Company reversed all compensation cost previously recorded on the awards that are not expected to vest under the original terms. Certain terminated employees’ unvested RSUs were also modified such that the RSUs will vest in full upon a change of control occurring within 45 days of termination. Total compensation cost reversed in the year ended December 31, 2023 was approximately $0.5 million. Total compensation cost of approximately $0.2 million, equal to the modification date fair value, was recognized over the remaining service period, beginning on the modification date and ending on each employee’s termination date.

Stock Awards Modifications - OXB (US) LLC Transaction

As part of the transaction with OXB (US) LLC (see Note 6), the Company transferred employees to OXB (US) LLC and modified approximately 1.6 million existing stock options and approximately 0.1 million existing restricted stock units granted to these transferred employees in prior periods in order to permit such individuals to continue vesting in their awards and exercise their vested options as long as they are employed by and provide services to OXB (US) LLC. The modification of the unvested stock awards to continue vesting was accounted for as a Type III (improbable to probable) modification under ASC 718. Accordingly, the Company reversed all compensation cost previously recorded on the awards that were not expected to vest under the original terms. Total compensation cost reversed in the year ended December 31, 2022 was less than $0.1 million. Total compensation cost of $0.8 million, equal to the modification date fair value, will be recognized over the remaining service period. A portion of this total compensation cost will be included as a component of the loss from equity method investment.

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

Restricted Stock Units

The fair value of RSUs is based on the fair market value of the Company's common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company's common stock upon vesting. In general, RSUs vest annually in two or three equal installments on January 1st of each year after the grant date. The following table summarizes the Company's RSU activity for the year ended December 31, 2023:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Outstanding at January 1, 2023	543,179	$6.12
Granted	483,850	$1.60
Vested	(373,519)	$4.86
Forfeited	(312,171)	$2.59
Outstanding at December 31, 2023	341,339	$2.95

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

	For the Year ended December 31,
	2023	2022
	(in thousands)
General and administrative	$5,952	$7,867
Research and development	1,372	5,187
	$7,324	$13,054

As of December 31, 2023, there was $13.1 million of unrecognized compensation expense related to unvested employee and non-employee share-based compensation arrangements granted under the Plans. The unrecognized compensation expense is estimated to be recognized over a period of 2.0 years at December 31, 2023.

15. NET LOSS PER SHARE

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
Stock options to purchase common stock	9,551,041	9,865,734
Restricted stock units	341,339	543,179
Total	9,892,380	10,408,913

16. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits, while the Company contributes to the plan at the discretion of the Board of Directors. The Company’s discretionary match made under the 401(k) Plan for the years ended December 31, 2023 and 2022 was $0.4 million and $0.6 million, respectively.

17. PFIZER STOCK PURCHASE AGREEMENT

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

The Company recognized revenue over time as the measure of progress which it believed best depicted the transfer of control to Pfizer. The Information Committee met regularly over the ROFR Period to share information which resulted in recognition of the transaction price over the 30-month ROFR Period.

The Company recognized collaboration revenue of $1.2 million and $3.2 million during the years ended December 31, 2023 and 2022, respectively. There was no deferred revenue related to the Company's obligation to Pfizer as of December 31, 2023. As of December 31, 2022, there was approximately $1.2 million of deferred revenue related to the Company’s obligation to Pfizer.

18. RELATED PARTY TRANSACTIONS

Oxford Biomedica (US) LLC

As described in Note 6, the Company has significant influence over, but does not control, OXB (US) LLC through its noncontrolling representation on OXB Solution’s board of directors and the Company’s equity interest in OXB (US) LLC. In March 2022, concurrently with the closing of the transaction with OXB (US) LLC, the Company entered into certain ancillary agreements with OXB (US) LLC including a supply agreement, a lease assignment and assumption agreement, a sublease agreement and a transitional services agreement.

Supply Agreement

Pursuant to the terms of the Manufacturing and Supply Agreement with OXB (US) LLC entered into in March 2022 (the "Supply Agreement"), the Company agreed to purchase from OXB (US) LLC at least 50% of its clinical supply requirements of AAV-based products during the initial term of the supply agreement. The Supply Agreement provides for an initial term of three years, which may be extended for an additional one-year term. Under the Supply Agreement, the Company was committed to purchase a minimum number of batches of drug substance and drug product, as well as process development services, for a total commitment of approximately $29.7 million in 2023. As of December 31, 2023, the Company had no remaining purchase obligations to OXB (US) LLC pursuant to the Supply Agreement; there are no minimum purchase commitments in 2024 (year three) of the Supply Agreement. After the initial term, the Company will have the right to terminate the Supply Agreement for convenience or other reasons specified in the Supply Agreement upon prior written notice. Either party may terminate the Supply Agreement upon an uncured material breach by the other party or upon the bankruptcy or insolvency of the other party.

During the years ended December 31, 2023 and 2022, the Company recorded purchases of drug substance from OXB (US) LLC related to the Supply Agreement of approximately $21.7 million and $13.9 million, respectively, purchases of process development services of approximately $7.4 million and $12.5 million, respectively, and stability and other support of approximately $1.0 million and $1.8 million, respectively. These amounts are included within research and development expenses on the Company's consolidated statements of operations. The amounts due to OXB (US) LLC under the Supply Agreement were $3.1 million and $5.2 million as of December 31, 2023 and 2022, respectively, and were included in accounts payable and accrued expenses and other liabilities on the Company's consolidated balance sheets.

Lease Assignment and Sublease Agreement

As described in Note 10, the Company leases space for research and development, manufacturing and general office space in Bedford, Massachusetts. In March 2022, the Company and OXB (US) LLC entered into a lease assignment and assumption agreement pursuant to which Homology assigned all of its right, title and interest in, to and under this lease to OXB (US) LLC and a sublease agreement whereby OXB (US) LLC subleased certain premises in its facility to Homology. However, as the Company remained jointly and severally liable for the payment of rent under this lease, the Company was not released from being the primary obligor under such lease and therefore the related right-of-use asset and operating lease liability were not derecognized and the Company recorded sublease income from OXB (US) LLC as if it were subleasing the space to OXB (US) LLC. See Note 10 for details.

During the years ended December 31, 2023 and 2022, the Company recorded sublease income of $2.3 million and $2.0 million, respectively, related to the sublease agreement with OXB (US) LLC. This amount was recognized as a reduction to lease expense in the Company's consolidated statements of operations.

During 2023, OXB (US) LLC assumed responsibility for paying the landlord for invoices related to the leased property and, as such, the Company began making direct payments to OXB (US) LLC for amounts due to OXB (US) LLC under the sublease. Therefore, as of December 31, 2023, the amount of sublease income payable to OXB (US) LLC was $0.3 million and was included in accrued expenses on the Company's consolidated balance sheets. As of December 31, 2022, the amount of sublease income receivable from OXB (US) LLC was $0.5 million and was included in prepaid expenses and other current assets on the Company's consolidated balance sheets.

Transitional Services Agreement

Under the transitional services agreement with OXB (US) LLC (the “Services Agreement”), the Company is performing certain services for the benefit of OXB (US) LLC and OXB (US) LLC is performing certain services for the benefit of the Company. The term of the Services Agreement will not exceed eighteen months and lasts until the earlier of termination for convenience, termination for cause in the event of an uncured material breach, termination as a result of bankruptcy of either party, and expiration or termination of the only remaining outstanding service as set forth in the Services Agreement. Each company is fully reimbursing the other for these services. As of December 31, 2023, the Services Agreement was substantially complete.

Expenses incurred by the Company for services provided by OXB (US) LLC recognized under the Services Agreement totaled approximately $0.3 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, and are presented within research and development expenses in the consolidated statements of operations as the services related to facilities support within the Company's research and development labs. The Company did not have a payable balance to OXB (US) LLC under the Services Agreement as of December 31, 2023. As of December 31, 2022, the amount due to OXB (US) LLC under the Services Agreement was $0.1 million and was included in accrued expenses and other liabilities on the Company's consolidated balance sheets.

The Company provided finance, human resources, IT and legal services to OXB (US) LLC under the Services Agreement and recognized $0.5 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively, for amounts reimbursed by OXB (US) LLC as a reduction to general and administrative expense in the Company's consolidated statements of operations. The Company did not provide reimbursable services to OXB (US) LLC under the Services Agreement during the second half of 2023 and did not have a receivable balance from OXB (US) LLC as of December 31, 2023. As of December 31, 2022, the Company had a receivable balance of $0.3 million from OXB (US) LLC which was recorded as a component of prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. Pursuant to the Services Agreement, the Company had been paying vendors on OXB (US) LLC's behalf; this process was fully transitioned to OXB (US) LLC in 2023. As of December 31, 2022, the amount receivable from OXB (US) LLC for amounts paid to vendors on their behalf was $1.1 million and was included in prepaid expenses and other current assets on the Company's consolidated balance sheets. In addition, as of December 31, 2022, the Company had an amount due to OXB (US) LLC of $2.0 million as a result of a year-end reconciliation between the two companies related to vendor invoicing.

* * * * *