Form 10-K/A
period 2023-12-31
Q32 Bio Inc.
filed 2024-04-12
CIK 1661998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K/A
(Amendment No. 1)

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File Number:
001-38433

Q32 BIO INC.
(Exact name of Registrant as specified in its charter)

Delaware	2836	47-3468154
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
830 Winter Street,
Waltham,
MA
02451
(781)
999-0232
(Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	QTTB	The Nasdaq Global Market
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
As of March 25, 2024, there were 11,929,528 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Annual Report on Form
10-K/A
(this “Amendment”), amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (Commission File Number
001-38433),
as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2024 (the “2023 Annual Report”). The principal purpose of this Amendment is to amend Part III of the 2023 Annual Report to include the information that was intended to be incorporated therein by reference to the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders, and to update certain of the information included on the cover page of the 2023 Annual Report and in Item 15 and the Exhibit Index of the 2023 Annual Report. This Amendment hereby amends the cover page, Part III (Items 10 through 14) and Part IV (Item 15) of the 2023 Annual Report. In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
On March 25, 2024, pursuant to that certain Agreement and Plan of Merger by and among Q32 Bio Inc. (now known as Q32 Bio Operations Inc.) (“Legacy Q32”), Kenobi Merger Sub, Inc. (“Merger Sub”), and Homology Medicines, Inc. (now known as Q32 Bio Inc.), dated November 16, 2023 (the “Merger Agreement”), completed the merger of Merger Sub with and into Legacy Q32, with Legacy Q32 surviving as our wholly owned subsidiary (the “Merger”), and the other transactions contemplated thereby in accordance with the terms of the Merger Agreement, and our business became primarily the business conducted by Legacy Q32. In connection with, and immediately prior to the closing of the Merger, we effected a reverse stock split of our common stock at a ratio of 1:18 (the “Reverse Stock Split”). On March 25, 2024, in connection with the completion of the Merger, we changed our name from “Homology Medicines, Inc.” to “Q32 Bio Inc.” All references to “the Company,” “we,” or “us” in this Amendment refer to Q32 Bio Inc. (formerly Homology Medicines, Inc.). All references to “Homology” refer to Homology Medicines, Inc. prior to the completion of the Merger.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2023 Annual Report. This Amendment does not reflect events occurring after the filing of the 2023 Annual Report (i.e., those events occurring after March 13, 2024) or modify or update those disclosures that may be affected by subsequent events, except the following, which information relates to the Company after the completion of the Merger unless otherwise indicated: (1) Item 10; (2) Item 11 (other than the captions “Homology Executive and Director Compensation,” which relates to Homology, and “Legacy Q32 Executive and Director Compensation,” which relates to Legacy Q32 (except where otherwise indicated)); (3) Item 12 (other than the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” which relates to Homology); (4) Item 13; and (5) Item 15. Accordingly, this Amendment should be read in conjunction with the 2023 Annual Report and the registrant’s other filings with the SEC.

Cautionary Note Regarding Forward-Looking Statements

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act, including statements regarding the anticipated benefits of the Merger and the financial condition, results of operations, and prospects of Q32 Bio Inc. (formerly known as Homology Medicine, Inc.) (the “Company”). These statements may discuss goals, intentions and expectations as to future plans, trends, events, results of operations or financial condition, or otherwise, based on current expectations and beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the management of the Company. Forward-looking statements generally include statements that are predictive in nature and depend upon or refer to future events or conditions, and include words such as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” and other similar expressions or the negative or plural of these words, or other similar expressions that are predictions or indicate future events or prospects, although not all forward- looking statements contain these words. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Such risks, uncertainties or other assumptions could cause actual events to differ from expectations should not be construed as exhaustive and should be read in conjunction with statements that are included herein and elsewhere, including the risk factors included in the “Risk Factors” section of the Current Report on Form 8-K filed with the SEC on March 26, 2024, and other documents to be filed by the Company from time to time with the SEC, discussions of potential risks, uncertainties, and other important factors in the Company’s subsequent filings with the SEC, and risk factors associated with companies, such as the Company, that operate in the biopharma industry. Nothing in this Amendment should be regarded as a representation by any person that the forward-looking statements set forth herein will be achieved or that the contemplated results of any such forward-looking statements will be achieved. Forward-looking statements in this Amendment speak only as of the day they are made and are qualified in their entirety by reference to the cautionary statements herein. Except as required by applicable law, the Company undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

We have proprietary rights to trademarks, trade names and service marks appearing in this Amendment that are important to our business. Solely for convenience, the trademarks, trade names and service marks may appear in this Amendment without the ® and TM symbols, but any such references are not intended to indicate, in any way, that we forgo or will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names and service marks. All trademarks, trade names and service marks appearing in this Amendment are the property of their respective owners.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our directors are elected to serve for three-year terms until the next annual meeting of stockholders and until his or her successor shall have been duly elected and qualified. The following table sets forth the name and age of each director, indicating all positions and offices with us currently held by the director.

Name	Positions and Offices Held with Q32 Bio, Inc.	Director Since	Class and Year in Which Term Will Expire	Age
David Grayzel	Director	2024	Class I - 2025	56
Diyong Xu	Director	2024	Class I - 2025	42
Isaac Manke	Director	2024	Class I - 2025	47
Arthur Tzianabos	Director	2016	Class II - 2026	60
Jodie Morrison	Chief Executive Officer and Director	2024	Class II - 2026	48
Kathleen LaPorte	Director	2024	Class II - 2026	62
Mary Thistle	Director	2018	Class III – 2027	64
Mark Iwicki	Director and Chairperson of the Board	2024	Class III – 2027	57
Bill Lundberg	Director	2024	Class III – 2027	60

David Grayzel. Dr. Grayzel, age 56, has served as a member of our board of directors (the “Board”) since March 2024. Dr. Grayzel was a co-founder of Legacy Q32 and previously served as a member of Legacy Q32’s board of directors since 2017. Since joining Atlas in 2010, Dr. Grayzel has co-founded and served as chief executive officer of numerous companies including Arteaus Therapeutics acquired by Eli Lilly in 2014, Annovation Biopharma acquired by The Medicines Company in 2015, and was a founding board member of both Delinia acquired by Celgene in 2017, and Cadent Therapeutics acquired by Novartis in 2021. David is a co-founder and board member Vima Therapeutics, and also sits on the boards of Affinia Therapeutics, Aerovate Therapeutics (NASDAQ: AVTE), and TRIANA Biomedicines. He was previously a board director of Surface Oncology acquired by Coherus (NASDAQ: CHRS), Xilio Therapeutics (NASDAQ: XLO), and a board observer at Day One Biopharmaceuticals (NASDAQ: DAWN). Dr. Grayzel received his B.A. from Stanford University, M.D. from Harvard Medical School, and completed his internship and residency training in internal medicine at Massachusetts General Hospital. We believe Dr. Grayzel’s experience as an investor and board member in the life sciences industry, as well as his scientific and medical knowledge, provides him with the qualifications and skills to serve on the Board.

Diyong Xu. Mr. Xu, age 42, has served as a member of the Board since March 2024. Mr. Xu previously served as a member of Legacy Q32’s board of directors since August 2020. Mr. Xu is a Principal at OrbiMed Advisors LLC, an investment firm, where he has served in various roles of increasing responsibility since August 2012. Prior to joining OrbiMed, Mr. Xu worked for Lazard Freres & Co. in its Healthcare Investment Banking Group. Mr. Xu received his M.S. in Management Science and Engineering from Stanford University, M.S. in Molecular and Cellular Biology from Dartmouth College, and B.S. in Biology from Zhejiang University. We believe Mr. Xu’s experience in the life sciences industry provides him with the qualifications and skills to serve on the Board.

Isaac Manke. Dr. Manke, age 47, has served as a member of the Board since March 2024. Dr. Manke previously served as a member of Legacy Q32’s board of directors since October 2020. Dr. Manke is currently a General Partner at Acorn Bioventures, where he focuses on investing in small cap public and private biotechnology companies. Prior to Acorn, Dr. Manke spent 11 years at New Leaf Venture Partners (NLV) through 2019. In addition to private venture investments, during his time at NLV, Dr. Manke also led the firm’s public investment activities. Dr. Manke has been a board member for several public and private biotechnology companies. Dr. Manke received a B.A. in Biology and a B.A. in Chemistry at Minnesota State University (Moorhead), and a

Ph.D. in Biophysical Chemistry and Molecular Structure at the Massachusetts Institute of Technology, or MIT. We believe Dr. Manke’s experience in the life sciences industry provides him with the qualifications and skills to serve on the Board.

Arthur O. Tzianabos, Ph.D. Dr. Tzianabos, age 60, previously served as the Chairman of the Board from September 2022 to March 2024, and has served as a member of the Board since April 2016. Dr. Tzianabos has served as Venture Partner at 5AM Ventures since September 2022. Dr. Tzianabos was Homology’s President and Chief Executive Officer from April 2016 to September 2022. Dr. Tzianabos joined Homology from OvaScience, Inc., a biotechnology company (which has since merged with and into Millendo Therapeutics, Inc.), where he served as President and Chief Scientific Officer from September 2013 to March 2016. Prior to OvaScience, Dr. Tzianabos spent eight years at Shire plc, a biotechnology company, where he served in positions of increasing responsibility, including Senior Director, Discovery Research, Vice President, Program Management and Senior Vice President and Head, Research and Early Development. From 1992 to 2005, Dr. Tzianabos was a faculty member at Harvard Medical School and maintained laboratories at the Channing Laboratory, Brigham and Women’s Hospital and the Department of Microbiology and Molecular Genetics at Harvard Medical School. Dr. Tzianabos has served as a director of Stoke Therapeutics, Inc. (NASDAQ: STOK), a public biotechnology company, since April 2018. Dr. Tzianabos previously served as chairman of the board of directors of Akouos, Inc., a public biotechnology company, from July 2018 until its acquisition by Eli Lilly in December 2022, and a director of BIND Therapeutics, Inc., a biotechnology company, from October 2015 until its acquisition by Pfizer in July 2016. Dr. Tzianabos holds a B.S. in Biology from Boston College and a Ph.D. in Microbiology from the University of New Hampshire, and completed a Post-Doctoral Fellowship in Immunology at Harvard Medical School. We believe that Dr. Tzianabos’ extensive academic and clinical experience, as well as his knowledge of the company and the industry, qualifies him to serve on the Board.

Jodie Morrison. Ms. Morrison, age 48, has served as our Chief Executive Officer and a member of the Board since March 2024. Ms. Morrison previously served a member of Legacy Q32’s board of directors since September 2022. Ms. Morrison also previously served as the President and Chief Executive Officer of Q32, where she had been employed since September 2022. Prior to joining Legacy Q32, Ms. Morrison was a Venture Partner at Atlas Venture from July 2021 to September 2022, Chief Executive Officer of Cadent Therapeutics from January 2019 to March 2021, and Chief Executive Officer of Keryx Biopharmaceuticals from April 2018 until December 2018. Ms. Morrison has also served as an Advisor at Atlas Venture since January 2019. She also currently sits on the board of directors of Rectify Pharmaceuticals. She has previously served as the chair of the board at Ribon Therapeutics and held board positions at Aileron Therapeutics, Akebia and Keryx. Ms. Morrison received a certificate through the Greater Boston Executive Program at the MIT Sloan School of Management, a clinical research certification from Boston University School of Medicine, and B.A. in Neuroscience from Mount Holyoke College. We believe Ms. Morrison’s experience in the biopharmaceutical industry provides her with the qualifications and skills to serve on the Board.

Kathleen LaPorte. Ms. LaPorte, age 62, has served as a member of the Board since March 2024. Ms. LaPorte previously served as a member of Legacy Q32’s board of directors since July 2021. In addition to her role at Q32, Ms. LaPorte has served as a director of CERo Therapeutics, Inc. (NASDAQ: CERO), Bolt Biotherapeutics, Inc. (NASDAQ: BOLT), Precipio Diagnostics (NASDAQ: PRPO), 89Bio (NASDAQ: ENTB), and Elysium Therapeutics. Ms. LaPorte also serves as the chair of the compensation committee of CERo Therapeutics since 2024, and the chair of the audit committees of both Bolt Biotherapeutics and Precipio Diagnostics, since 2020 and 2019, respectively. Ms. LaPorte co-founded New Leaf Ventures, served as a General Partner of The Sprout Group from 1993 until 2005, and was Chief Business Officer and Chief Executive Officer of Nodality Inc from 2014 until 2016. Prior to her current roles, Ms. LaPorte served on the California Institute for Regenerative Medicine. Ms. LaPorte holds a B.S. degree in Biology from Yale University and a M.B.A. from the Stanford University Graduate School of Business. We believe Ms. LaPorte’s significant leadership experience in the biopharmaceutical industry provides her with the qualifications and skills to serve on the Board.

Mary Thistle. Ms. Thistle, age 64, has served as a member of the Board since 2018. Ms. Thistle has served as Special Advisor to the Bill & Melinda Gates Medical Research Institute, a non-profit biotech organization, from the fall of 2020 to June 2022, and previously served as the organization’s Chief of Staff from January 2018 to the fall of 2020. Prior to that, she held senior leadership positions at Dimension Therapeutics, Inc., a gene therapy company, including Chief Operating Officer from 2016 to 2017 and Chief Business Officer from 2015 to 2016. Prior to joining Dimension Therapeutics, Inc., she spent six years at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, where she held various leadership positions, including Senior Vice President, Business Development from 2014 to 2015, Vice President, Business Development from 2012 to 2013 and Senior Director, Business Development from 2009 to 2012. Prior to that, she held various positions at ViaCell, Inc. and PerkinElmer Inc. Ms. Thistle has served on the board of directors of Alaunos Therapeutics, Inc. (NASDAQ: TCRT), formerly known as Ziopharm Oncology, Inc. since November 2020, Entrada Therapeutics, Inc. (NASDAQ: TRDA) since May 2021 and Vigil Neuroscience, Inc. (NASDAQ: VIGL) since April 2022. Ms. Thistle holds a B.S. in Business and Accounting from the University of Massachusetts, Boston and is a former Certified Public Accountant. We believe that Ms. Thistle’s finance and business development background and industry experience qualifies her to serve on the Board.

Mark Iwicki. Mr. Iwicki, age 57, has served as a member of the Board since March 2024. Mr. Iwicki previously served as the Chairman of Legacy Q32’s board of directors since 2020. Mr. Iwicki currently serves as chairman and Chief Executive Officer of Kala Bio, Inc. (NASDAQ: KALA) Prior to this role, Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics, Inc. or Civitas, a biopharmaceutical company from January 2014 until November 2014, as well as President and Chief Executive Officer of Blend Therapeutics, Inc., or Blend, a pharmaceutical company, from December 2012 until January 2014. Prior to Blend, Mr. Iwicki served as President and Chief Executive Officer of Sunovion Pharmaceuticals Inc., or Sunovion, a pharmaceutical company from October 2007 until June 2012. Prior to joining Sunovion, Mr. Iwicki was Vice President and Business Unit Head at Novartis Pharmaceuticals Corporation, a biopharmaceutical company. He was at Novartis from March 1998 to October 2007. Prior to that, Mr. Iwicki held management positions at Astra Merck Inc. and Merck & Co., Inc. In addition to serving as Executive Chairman of our Board of Directors, Mr. Iwicki also currently serves on the boards of Akero Therapeutics, Third Harmonic, Aerovate and Merus. Mr. Iwicki holds a B.S. in Business Administration from Ball State University and an M.B.A. from Loyola University. We believe Mr. Iwicki’s significant leadership and investment experience in the biopharmaceutical industry provides him with the qualifications and skills to serve on the Board.

Bill Lundberg, M.D. Dr. Lundberg, age 60, has served as a member of the Board since March 2024. Dr. Lundberg previously served on Legacy Q32’s board of directors since December 2017. In addition to his role at Legacy Q32, Dr. Lundberg is the Chief Executive Officer, President, Principal Financial Officer and Director of Merus NV (NASDAQ: MRUS). Prior to that role, Dr. Lundberg has served as Chief Scientific Officer at CRISPR Therapeutics AG (NASDAQ: CRSP), a biotechnology company, from January 2015 until February 2018. Dr. Lundberg also served as Vice President and Head of Transitional Medicine at Alexion Pharmaceuticals, Inc. from February 2011 until January 2015. Prior to that position, Dr. Lundberg served as Director and Chief Medical Officer of Taligen Therapeutics, Inc., a biotechnology company, which was acquired by Alexion in 2011. Prior to Taligen, he held several senior roles in clinical drug development and medical affairs at Xanthus/Antisoma, Wyeth (now Pfizer), and Genzyme. Dr. Lundberg currently serves on the board of directors of the publicly traded life science company Vor Biopharma (NASDAQ: VOR) and Merus N.V. (NASDAQ: MRUS) Dr. Lundberg holds an M.D. from Stanford University and M.B.A. from the University of Massachusetts. We believe Dr. Lundberg’s experience, expertise and leadership in the biopharmaceutical industry qualifies him to serve on the Board.

Board Diversity

The following matrix is provided in accordance with applicable Nasdaq Stock Market LLC (“Nasdaq”) listing rules and presents our Board diversity statistics, as self-disclosed by our directors.

Board Diversity Matrix (As of March 25, 2024)
Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	1		5
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background	6

Executive Officers

The following table identifies our current executive officers, their current positions with the Company and each executive officer’s age as of March 25, 2024.

Name	Position Held with Q32 Bio Inc.	Since	Age
Executive Officers
Jodie Morrison	Chief Executive Officer, Secretary and Director	2024	48
Lee Kalowski	Chief Financial Officer, President and Treasurer	2024	43
Jason A. Campagna	Chief Medical Officer	2024	54
Shelia M. Violette	Chief Scientific Officer and President of Research	2024	63

Jodie Morrison. Ms. Morrison’s biographical information is disclosed in the section above under the heading “Directors.”

Lee Kalowski. M.B.A. Mr. Kalowski, age 43, has served as our Chief Financial Officer and President since 2024. Mr. Kalowski previously served as Legacy Q32’s Interim Chief Financial Officer since October 2023 and has also served as a consultant to the life sciences industry since October 2023. Prior to joining Q32, Mr. Kalowski served as Chief Financial Officer from July 2017 to June 2023 and as President from January 2019 to June 2023 of Bicycle Therapeutics. Previously, Mr. Kalowski was Chief Financial Officer of Tokai Pharmaceuticals. Prior to Tokai, Mr. Kalowski served in global biotechnology equity research at Credit Suisse, where he covered companies in the biopharmaceutical industry as a Senior Analyst. Mr. Kalowski received a B.A. in biology and economics from Union College and an M.B.A. from The Wharton School of the University of Pennsylvania.

Jason A. Campagna, M.D., Ph.D. Dr. Campagna, age 54, has served as our Chief Medical Officer since 2024. Dr. Campagna previously served as the Chief Medical Officer of Legacy Q32, where he had been employed since March 2021. Prior to this role, Dr. Campagna was Chief Medical Officer at Intercept Pharmaceuticals from November 2019 to March 2021, and where he also served as Senior Vice President and Global NASH Lead from August 2016 to November 2019. From December 2020 to March 2023, Dr. Campagna served on the board of directors for Plantable Health. Dr. Campagna holds an M.D./Ph.D. in Molecular and Cellular Pharmacology from the University of Miami Miller School of Medicine and a B.S. in Biology from the University of Miami.

Shelia M. Violette, Ph.D. Dr. Violette, age 63, has served as our Chief Scientific Officer and President of Research since 2024. Dr. Violette previously served as the Chief Scientific Officer and President of Research of Legacy Q32, where she had been employed since September 2017. Prior to this role, Dr. Violette was an Entrepreneur in Residence at Atlas Venture from November 2016 to September 2017, and she has continued to serve as an Advisor since September 2017. From July 2016 to June 2021, Dr. Violette was an Adjunct Associate Professor at Yale University School of Medicine’s Department of Internal Medicine. Prior to that position, Dr. Violette held several senior roles in research at Biogen from March 2012 to October 2016. Dr. Violette currently serves on the Scientific Advisory Boards of Triveni Bio Inc., Morphic Therapeutics, Inc., Mediar Therapeutics Inc., and APIE Therapeutics Inc. Dr. Violette also served on the board of directors of Cytimmune Science from October 2021 to June 2023, and she was on the Scientific Advisory Boards of Scholar Rock Holding Corporation from April 2017 to December 2022, Enleofen Bio Pte Ltd from June 2017 to April 2020, and NuMedii, Inc. from February 2018 to February 2019. Dr. Violette holds a Ph.D. in Pharmacology from Yale University and a B.S. in Pharmacology from the Massachusetts College of Pharmacy.

Certain Corporate Governance Matters

The Corporate Governance matters below relate to our Company after the closing of the Merger.

General

Our Board has adopted Amended and Restated Corporate Governance Guidelines (“Corporate Governance Guidelines”), a Code of Business Conduct and Ethics (“Code of Conduct”), and charters for the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”), Audit Committee of the Board (the “Audit Committee”) and the Compensation Committee of the Board (the “Compensation Committee”) to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics in “Investors & Media—Corporate Governance—Documents and Charters” in the “Corporate Governance” section of the “Investors” page of our website located at www.q32bio.com, or by writing to our Secretary at our offices at 830 Winter Street, Waltham, MA.

Board Composition

Our Board currently consists of nine (9) members: Jodie Morrison, Bill Lundberg, Kathleen LaPorte, Mark Iwicki, David Grayzel, Isaac Manke, Diyong Xu, Mary Thistle and Arthur O. Tzianabos, Ph.D. As set forth in our restated certificate of incorporation, as amended (the “Restated Certificate of Incorporation”), the Board is currently divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Restated Certificate of Incorporation and amended and restated bylaws (“Amended and Restated Bylaws”) provide that the authorized number of directors may be changed only by resolution of the Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds in voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.

Director Independence

Mark Iwicki, David Grayzel, Bill Lundberg, Kathleen LaPorte, Isaac Manke, Mary Thistle and Diyong Xu each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that each of Mr. Xu and Mr. Grayzel is affiliated with a separate significant stockholder. Jodie Morrison is not an “independent director” as defined by the Nasdaq rules as a result of her position as our Chief Executive Officer and Arthur Tzianabos is not an “independent director” as defined by the Nasdaq rules as a result of his position as our previous Chief Executive Officer from April 2016 to September 2022. There are no family relationships among any of our directors or executive officers.

Director Candidates

The Nominating and Corporate Governance Committee is primarily responsible for searching for qualified director candidates for election to the Board and filling vacancies on the Board. To facilitate the search process, the Nominating and Corporate Governance Committee may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating and Corporate Governance Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders. Once potential candidates are identified, the Nominating and Corporate Governance Committee reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the Nominating and Corporate Governance Committee for candidates for election as a director.

In evaluating the suitability of individual candidates (both new candidates and current Board members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors, including: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; strong finance experience; experience relevant to the Company’s industry; experience as a board member or executive officer of another publicly held company; relevant academic expertise or other proficiency in an area of the Company’s operations; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other board members; diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience; practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee may also consider the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Secretary, Q32 Bio Inc., 830 Winter Street, Waltham, MA. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communications from Stockholders

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Secretary and Chairman of the Board consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Stockholders who wish to send communications on any topic to the Board should address such communications to the Board in writing: c/o Secretary, Q32 Bio Inc., 830 Winter Street, Waltham, MA.

Board Leadership Structure and Role in Risk Oversight

Our Amended and Restated Bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company.

At the current time, Mark Iwicki serves as Chairman of the Board. Our Board believes that the separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of the Board as a whole.

If the Chairman of the Board is a member of management or does not otherwise qualify as independent, our Corporate Governance Guidelines provide for the appointment by the independent directors of a Lead Director. The Lead Director’s responsibilities include, but are not limited to, presiding over all meetings of the Board at which the Chairman of the Board is not present, including any executive sessions of the independent directors, approving the Board’s meeting schedules and agendas, and acting as liaison between the independent directors and the Chief Executive Officer and the Chairman of the Board. Our Board is comprised of individuals with extensive experience in the biotechnology and pharmaceutical industries and, with the exception of Ms. Morrison and Dr. Tzianabos, our Board is comprised of directors who meet the independence standards of Nasdaq. For these reasons and because of the strong leadership of Ms. Morrison as our Chief Executive Officer and Mr. Iwicki as Chairman of the Board, our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make changes in the future as it deems appropriate.

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including business continuity risks, and our Audit Committee is responsible for overseeing our major financial and cyber-security risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related person transactions. Our Nominating and Corporate Governance Committee oversees risks associated with our corporate governance framework and monitors the effectiveness of the Corporate Governance Guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Anti-Hedging Policy

Our Board has adopted an Insider Trading Policy, which applies to all of our directors, officers and employees. The policy prohibits our directors, officers and employees and any entities they control from engaging in the following transactions:

•	selling any of our securities that they do not own at the time of the sale (referred to as a “short sale”);

•

buying or selling puts, calls, other derivative securities of the Company or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engaging in any other hedging transaction with respect to our securities;

•	using our securities as collateral in a margin account; and

•	pledging our securities as collateral for a loan (or modifying an existing pledge).

COMMITTEES OF THE BOARD

Our Board has established four standing committees—Audit, Compensation, Nominating and Corporate Governance and Research and Development—each of which operates under a written charter that has been approved by our Board.

The members of each of the Board committees and committee Chairpersons are set forth in the following table:

Name	Audit	Compensation	Nominating and Corporate Governance	Research and Development
Kathleen LaPorte	Chairperson		X
Mark Iwicki	X	Chairperson
Bill Lundberg		X		Chairperson
Isaac Manke		X
Diyong Xu			X
Mary Thistle	X		Chairperson
Arthur Tzianabos				X
David Grayzel				X

Audit Committee

Our Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our internal auditing staff, if any, independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by the SEC rules.

The Audit Committee charter is available on our website at www.q32bio.com. The current members of the Audit Committee are Ms. LaPorte, Ms. Thistle and Mr. Iwicki. Ms. LaPorte serves as the Chairperson of the Audit Committee. Our Board has affirmatively determined that each of Ms. LaPorte, Ms. Thistle and Mr. Iwicki is independent for purposes of serving on an audit committee under Rule 10A-3 promulgated under the Exchange Act and the Nasdaq Rules, including those related to Audit Committee membership.

The members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, our Board of Directors has determined that Ms. LaPorte qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and under the similar Nasdaq Rules requirement that the Audit Committee have a financially sophisticated member.

Compensation Committee

Our Compensation Committee is responsible for assisting the Board in the discharge of its responsibilities relating to the compensation of our executive officers. In fulfilling its purpose, our Compensation Committee has the following principal duties:

•	reviewing and approving, or recommending for approval by the Board, the compensation of our CEO and our other executive officers;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to the Board of Directors with respect to director compensation;

•	periodically evaluating the Company’s succession plans for the Chief Executive Officer and other executive officers;

•

overseeing and periodically reviewing matters related to the Company’s human capital management as well as the Company’s human key capital policies and practices, including with respect to diversity, equity and inclusion, workplace culture, and equitable pay practices;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

•	preparing the annual compensation committee report, to the extent required by SEC rules.

The Compensation Committee generally considers the Chief Executive Officer’s recommendations when making decisions regarding the compensation of non-employee directors and executive officers (other than the Chief Executive Officer). Pursuant to the Compensation Committee’s charter, which is available on our website at www.q32bio.com, the Compensation Committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities.

The Compensation Committee may delegate its authority under its charter to one or more subcommittees as it deems appropriate from time to time. The Compensation Committee may also delegate to an officer the authority to grant equity awards to certain employees, as further described in its charter and subject to the terms of our equity plans.

The current members of our Compensation Committee are Mr. Iwicki, Dr. Lundberg and Dr. Manke. Mr. Iwicki serves as the Chairperson of the Compensation Committee. Each member of the Compensation Committee qualifies as an independent director under Nasdaq’s heightened independence standards for members of a compensation committee and as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	reviewing and recommending to the board of directors appropriate corporate governance guidelines; and

•	overseeing the evaluation of the board of directors.

The Nominating and Corporate Governance Committee charter is available on our website at www.q32bio.com. The current members of our Nominating and Corporate Governance Committee are Ms. Thistle, Ms. LaPorte and Mr. Xu. Ms. Thistle serves as the Chairperson of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has the authority to consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders.

Research and Development Committee

Our Research and Development Committee assists our Board with oversight of our research and development activities. Among other matters, the Research and Development Committee’s responsibilities include:

•	reviewing, evaluating, and advising the Board and management regarding the long-term strategic goals and objectives and the quality and direction of the Company’s research and development programs;

•	monitoring and evaluating trends in research and development, and recommending to the Board and management emerging technologies for building the Company’s technological strength;

•	regularly reviewing the Company’s research and development pipeline; and

•	assisting Board with its oversight responsibility for enterprise risk management in areas affecting the Company’s research and development.

The Research and Development Committee charter is available on our website at www.q32bio.com. The members of the research and development committee are Mr. Lundberg, Dr. Tzianabos and Mr. Grayzel. Mr. Lundberg serves as the Chairperson of the Research and Development Committee.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Conduct applicable to all officers, directors and other employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Conduct is available at the Investors & Media section of our website, located at www.q32bio.com, under “Investors & Media—Corporate Governance—Documents and Charters.” We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers. The information contained on our website is not considered part of, or incorporated by reference into, this Amendment or any other filing that we make with the SEC.

Procedure for Recommendation by Shareholders of Director Nominees

No material changes have been made to the procedures by which shareholders may recommend director nominees to our Board.

Item 11. Executive Compensation.

Homology Executive and Director Compensation

Unless the context requires otherwise or otherwise indicated, the sections below titled “Homology Executive Compensation” and “Homology Director Compensation” relate to Homology Medicines Inc. (“Homology”), as of December 31, 2023 and do not reflect the effects of the Merger or the Reverse Stock Split. Immediately after closing of the Merger, Paul Alloway resigned as our President, Chief Operating Officer and Secretary and principal executive officer, and Charles Michaud, Jr. resigned as our Vice President, Corporate Controller and Treasurer and principal financial officer and principal accounting officer.

Homology Executive Compensation

This section discusses the material components of Homology’s 2023 compensation program for Homology’s executive officers who are named in the 2023 Summary Compensation Table below. These “named executive officers” and their positions are:

•	Paul Alloway, Ph.D., J.D., President, Chief Operating Officer and Secretary;

•	Charles Michaud, Jr., Vice President, Corporate Controller and Treasurer;

•	Albert Seymour, Ph.D., Former President and Chief Executive Officer;

•	W. Bradford Smith, Former Chief Financial and Business Officer and Treasurer; and

•	Julie Jordan, M.D., Former Chief Medical Officer.

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of Homology’s named executive officers for the years ended December 31, 2023 and 2022:

Name and principal position	Fiscal Year	Salary $ (1)	Bonus $ (5)	Option Awards $ (6)	Stock Awards $ (7)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (8)	Total $
Paul Alloway, Ph.D., J.D.	2023	468,189	92,485	173,889	43,200	—	8,700	786,463
President, Chief Operating Officer and Secretary	2022	415,700	70,771	163,828	43,360	166,280	8,700	868,639
Charles Michaud, Jr.	2023	317,213	46,996	51,955	12,800	—	8,700	437,664
Vice President, Corporate Controller and Treasurer
Albert Seymour, Ph.D.	2023	563,390 (2)	—	706,482	209,271	—	325,160	1,804,303
Former Chief Executive Officer	2022	527,554	—	323,003	87,430	250,800	8,700	1,197,486
W. Bradford Smith	2023	452,817 (3)	—	247,632	80,137	—	233,549	1,014,135
Former Chief Financial and Business Officer	2022	460,900	66,094	217,287	56,910	184,360	8,700	994,251
Julie Jordan, M.D.	2023	292,298 (4)	—	151,623	38,400	—	250,065	732,386
Former Chief Medical Officer

(1)	In connection with the execution of the Merger Agreement, Homology paid out accrued vacation in the amount of $35,571 for Dr. Alloway and $24,101 for Mr. Michaud.
(2)

Dr. Seymour terminated employment on November 17, 2023. The amount reported in the salary column for 2023 is comprised of $518,229 in base salary for his employment prior to his resignation and $45,161 in accrued vacation paid in connection with his resignation.

(3)

Mr. Smith terminated employment on November 17, 2023. The amount reported in the salary column for 2023 is comprised of $419,038 in base salary for his employment prior to his resignation and $33,779 in accrued vacation paid in connection with his resignation.

(4)

Dr. Jordan terminated employment on August 3, 2023. The amount reported in the salary column for 2023 is comprised of $274,831 in base salary for her employment prior to her resignation and $17,467 in accrued vacation paid in connection with her resignation.

(5)

Amounts reported in the bonus column for 2023 for Dr. Alloway and Mr. Michaud are cash bonuses approved by Homology’s Board of Directors in connection with the Merger. The bonuses were paid in January 2024.

(6)

Amounts reflect the full grant date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Homology provided information regarding the assumptions used to calculate the value of all option awards in Note 14 to Homology’s consolidated financial statements included in its 2023 Annual Report. For Drs. Seymour and Jordan and Mr. Smith, the amounts include $36,373, $5,712 and $21,789, respectively, representing the incremental fair value attributable to modifications made to such individual’s stock options.

(7)

Amounts reflect the full grant date fair value of restricted stock units granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Homology provided information regarding the assumptions used to calculate the value of all restricted stock units in Note 14 to Homology’s consolidated financial statements included in its 2023 Annual Report. For Drs. Seymour and Jordan and Mr. Smith, the amounts include $41,271, $6,184 and $22,537, respectively, representing the incremental fair value attributable to modifications made to such individual’s restricted stock units.

(8)

Amounts shown for Dr. Alloway and Mr. Michaud represent 401(k) matching contributions. For Dr. Seymour, the amount shown includes (i) $8,700 in 401(k) matching contributions, (ii) $316,460 in cash severance payments paid pursuant to his separation agreement. For Mr. Smith, the amount shown includes (i) $8,700 in 401(k) matching contributions; (ii) $220,284 in cash severance payments paid pursuant to his separation agreement and (iii) $4,565 in consulting fees paid for services rendered during 2023. For Dr. Jordan, the amount shown includes (i) $8,700 in 401(k) matching contributions and (ii) 241,365 in cash severance payments paid pursuant to her separation agreement. For additional information, refer to the discussion below under the headings “Narrative Disclosure to Summary Compensation Table—Retirement Plans” and “—Employment Arrangements.”

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for Homology’s named executive officers are base salary, annual performance bonuses and long-term equity-based compensation awards. The named executive officers also generally participate in employee benefit plans and programs that Homology offers to its other full-time employees on the same basis.

2023 Salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The following table shows the annual base salaries for 2023 of Homology’s named executive officers. While Dr. Alloway served as the Chief Legal Officer and Secretary, his 2023 annual base salary was $428,171. Dr. Alloway’s 2023 annual base salary increased to $462,425 when he was appointed as the President, Chief Operating Officer and Secretary on November 17, 2023. While Mr. Michaud served as Vice President, Corporate Controller, his 2023 annual salary was $290,100, which was increased to $313,308 when he was appointed as the Vice President, Corporate Controller and Treasurer on November 17, 2023. The 2023 annual base salaries for Homology’s other named executive officers became effective January 1, 2023.

Name	2023 Annual Base Salary ($)
Paul Alloway, Ph.D., J.D.	462,425
Charles Michaud, Jr.	313,308
Albert Seymour, Ph.D.	587,100 (1)
W. Bradford Smith	474,727 (2)
Julie Jordan, M.D.	462,000 (3)

(1)	Dr. Seymour’s employment with Homology terminated on November 17, 2023.
(2)	Mr. Smith’s employment with Homology terminated on November 17, 2023.
(3)	Dr. Jordan’s employment with Homology terminated on August 3, 2023.

2023 Bonuses

Homology offered its named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual goals as approved by its Board of Directors. The 2023 target bonus amounts, expressed as a percentage of annual base salary, of Homology’s named executive officers were 40% for Dr. Alloway, 30% for Mr. Michaud, 55% for Dr. Seymour, 40% for Mr. Smith and 40% for Dr. Jordan.

In connection with Homology’s entry into the Merger Agreement, and the employment arrangements entered into contemporaneously therewith, in November 2023, Homology’s Board of Directors approved cash bonuses equal to 50% of the named executive officers’ target annual bonuses for 2023. For Dr. Alloway and Mr. Michaud, the amounts paid are set forth in the Bonus column of the “2023 Summary Compensation Table” above. For Drs. Seymour and Jordan and Mr. Smith, the amounts paid are a component of severance pay, included in the All Other Compensation column of the “2023 Summary Compensation Table” above.

Equity Compensation

Homology generally offered stock options and restricted stock units to its employees, including its named executive officers, as the long-term incentive component of its compensation program.

Stock options allow Homology’s employees to purchase shares of its common stock at a price equal to the fair market value of its common stock on the date of grant. Initial stock option grants to newly hired employees generally vest as to 25% of the underlying shares on either the first anniversary of the date of grant or a specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the holder’s continued service with Homology. Stock options granted from time to time as periodic awards to existing employees generally vest in 48 equal monthly installments on the first day of each calendar month following the vesting commencement date, subject to the holder’s continued service with Homology through the applicable vesting dates. Historically, Homology stock options have been intended to qualify as “incentive stock options” to the extent permitted under Internal Revenue Code of 1986, as amended.

Each restricted stock unit represents a contingent right to receive one share of Homology’s common stock upon vesting. In general, restricted stock units vest annually in three equal installments on January 1st of each year after the grant date, subject to the holder’s continued service with us through the applicable vesting date.

Homology maintained the 2018 Incentive Award Plan to facilitate the grant of cash and equity incentives to directors, employees (including its named executive officers) and consultants of Homology and to enable Homology to obtain and retain services of these individuals.

In February 2023, Homology’s named executive officers were granted the stock options and restricted stock units set forth in the table below under its 2018 Incentive Award Plan. Stock options were granted with exercise prices equal to the fair market value of Homology’s common stock on the date of grant, as determined under the terms of its 2018 Incentive Award Plan, and are subject to the standard vesting schedule for periodic awards described above. Restricted stock units are subject to the standard vesting schedule described above.

	February 23, 2023
Named Executive Officer	Stock Options Granted	Restricted Stock Units Granted
Paul Alloway, Ph.D., J.D.	164,000	27,000
Charles Michaud, Jr.	49,000	8,000
Albert Seymour, Ph.D.	632,000	105,000
W. Bradford Smith	213,000	36,000
Julie Jordan, M.D.	143,000	24,000

Please refer to Homology’s Outstanding Equity Awards at 2023 Fiscal Year End table below for additional information regarding the stock options and restricted stock units held by Homology’s named executive officers.

Retirement Plans

Homology maintained a 401(k) retirement savings plan for its employees, including its named executive officers, who satisfy certain eligibility requirements. Homology’s named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. For 2023, Homology provided matching contributions under the plan of 50% of the first 6% of each participant’s eligible compensation contributed. Employee contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions. Employer contributions vest over three years according to the employees’ years of service. Homology believes that providing a vehicle for tax deferred retirement savings though its 401(k) plan adds to the overall desirability of its executive compensation package and further incentivized its employees, including its named executive officers, in accordance with its compensation policies.

Employee Benefits

Homology’s named executive officers are eligible to participate in its employee benefit plans and programs, which include medical, dental, and vision benefits, health spending accounts, and short- and long-term disability, accidental death and dismemberment, and life insurance, to the same extent as its other full-time employees generally, subject to the terms and eligibility requirements of those plans.

Except for the benefits described above, Homology does not typically provide perquisites or personal benefits to its named executive officers.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes the number of shares of Homology’s common stock (which do not reflect the effects of the Merger or the Reverse Stock Split) underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

	Option Awards						Stock Awards
Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Per Share Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Paul Alloway, Ph.D., J.D.	5/1/2020	(4)	111,979	13,021	12.66	5/5/2030	—		—
	1/1/2021		57,604	21,396	13.78	2/5/2031	—		—
	1/1/2022		45,520	49,480	2.71	2/24/2032	—		—
	1/1/2023		37,583	126,417	1.60	2/23/2033	—		—
	1/1/2021	(5)	—	—	—	—	4,420		2,687
	1/1/2022		—	—	—	—	10,720		6,518
	1/1/2023		—	—	—	—	27,000		16,416
Charles Michaud, Jr.	7/1/2020		21,875	3,125	15.58	7/8/2030	—		—
	1/1/2021		7,145	2,655	13.91	2/16/2031	—		—
	1/1/2022		9,247	10,053	2.71	2/24/2032	—		—
	1/1/2023		11,229	37,771	1.60	2/23/2033	—		—
	1/1/2021		—	—	—	—	544	(6)	331
	1/1/2022		—	—	—	—	2,144	(7)	1,304
	1/1/2023		—	—	—	—	8,000		4,864
Albert Seymour, Ph.D.	1/1/2018		76,417	—	6.63	12/7/2027	—		—
	3/27/2018		66,501	—	16.00	3/27/2028	—		—
	1/1/2019		74,000	—	24.28	12/14/2028	—		—
	1/1/2020		107,708	2,292	19.92	12/11/2029	—		—
	1/1/2021		56,875	21,125	13.78	2/5/2031	—		—
	1/1/2022		61,333	66,667	2.71	2/24/2032	—		—
	4/21/2022		24,999	35,001	1.78	4/21/2032	—		—
	9/6/2022		7,187	15,813	2.18	9/6/2032	—		—
	1/1/2023		144,833	487,167	1.60	2/23/2033	—		—
	1/1/2021		—	—	—	—	533		324
	1/1/2022		—	—	—	—	7,975		4,849
	9/6/2022		—	—	—	—	8,481		5,156
	1/1/2023		—	—	—	—	74,527		45,312
W. Bradford Smith	4/5/2017		89,904	—	0.63	4/6/2027	—		—
	1/1/2018		63,496	—	6.63	12/7/2027	—		—
	3/27/2018		49,711	—	16.00	3/27/2028	—		—
	1/1/2019		88,000	—	24.28	12/14/2028	—		—
	1/1/2020		108,687	2,313	19.92	12/11/2029	—		—
	1/1/2021		88,958	33,042	13.78	2/5/2031	—		—
	1/1/2022		60,375	65,625	2.71	2/24/2032	—		—
	1/1/2023		48,812	164,188	1.60	2/23/2033	—		—
	1/1/2021		—	—	—	—	820		499
	1/1/2022		—	—	—	—	7,975		4,849
	1/1/2023		—	—	—	—	25,552		15,536
Julie Jordan, M.D.	5/3/2021		36,562	—	6.53	6/2/2031	—		—
	1/1/2022		22,166	—	2.71	2/24/2032	—		—
	1/1/2022		3,562	—	3.59	3/2/2032	—		—
	1/1/2023		20,854	—	1.60	2/23/2033	—		—

(1)

Stock options have a term of ten years from the grant date and, unless otherwise indicated, vest and become exercisable in 48 equal monthly installments based upon the executive’s completion of each full month of service following the vesting commencement date, subject to the named executive officer’s continued service with Homology through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Arrangements” below.

(2)

Represents unvested restricted stock units granted pursuant to the 2018 Incentive Award Plan. Each restricted stock unit represents a contingent right to receive one share of Homology’s common stock upon vesting. Unless otherwise provided below, restricted stock units vest annually in three equal installments on the first three anniversaries of the vesting commencement date, subject to the named executive officer’s continued service with Homology through each applicable vesting date and potential accelerated or post-termination vesting as described under the heading “Employment Arrangements” below.

(3)	Market value calculated using the closing price per share of Homology’s common stock on December 29, 2023 of $0.6080.
(4)

This option vests as to 25% on the first anniversary of the vesting commencement date and in 36 substantially equal monthly installments thereafter, subject to the named executive officer’s continued service with Homology through each applicable vesting date and potential accelerated vesting as described under the heading “Employment Arrangements” below.

(5)

These restricted stock units vest as to 50% on each of January 1, 2023 and January 1, 2024, subject to the named executive officer’s continued service with Homology through each applicable vesting date and potential accelerated or post-termination vesting as described under the heading “Employment Arrangements” below.

(6)

These restricted stock units vest and settle in full on January 1, 2024, subject to the named executive officer’s continued service with Homology through the vesting date and potential accelerated or post-termination vesting as described under the heading “Employment Arrangements” below.

(7)

These restricted stock units vest as to 1,056 shares on January 1, 2024 and 1,088 shares on January 1, 2025, subject to the named executive officer’s continued service with Homology through each applicable vesting date and potential accelerated or post-termination vesting as described under the heading “Employment Arrangements” below.

Employment Arrangements

Homology has entered into employment agreements with each of Dr. Seymour and Mr. Michaud and separation agreements with each of Drs. Alloway and Jordan and Mr. Smith. Additionally, Homology has entered into a consulting agreement with Mr. Smith.

Paul Alloway, Ph.D.

Under Dr. Alloway’s amended and restated agreement, entered into on November 16, 2023, he is entitled to (a) an annual base salary of $462,425, (b) a payment equal to 50% of his target annual bonus for 2023, subject to his continued employment through the payment date (the “Alloway Annual Bonus”) and (c) a lump sum cash payment in an amount equal to his base salary for the number of days elapsed from July 27, 2023 through the closing of the Merger, subject to his continued employment and a maximum of seven months of base salary (i.e., a maximum of $269,747.92) (the “Alloway Change in Control Bonus”). If Homology terminates Dr. Alloway without “cause” or he resigns for “good reason,” subject to his timely executing a separation agreement, including a release of claims, and his continued compliance with restrictive covenants (including a non-competition covenant), he is entitled to receive (i) an amount in cash equal to his base salary, (ii) payment of the Alloway Annual Bonus if it is unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, (iv) an extension of the post-termination exercise period for his vested and outstanding options until the first anniversary of his termination date, provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger, (v) accelerated vesting of a prorated portion of the number of his unvested service-vesting restricted stock units that are scheduled to vest on the first annual vesting date of the applicable award following the date of termination, with the proration determined by reference to the portion of the vesting year that has elapsed since the last annual vesting date of the applicable award (or since the grant date if no vesting has occurred) rounded down to the nearest whole restricted stock unit, (vi) if the termination is before the Merger closes, a lump sum cash payment of $115,606.25 (the “Partial Alloway Change in Control Bonus”), (vii) if the termination is before the Merger closes, the Merger closes on or before August 16, 2024 and he provides transition services from his termination until closing of the Merger to the reasonable satisfaction of Homology, the excess of the Alloway Change in Control Bonus (determined disregarding the continued service requirement) over the Partial Alloway Change in Control Bonus, and (viii) if the termination is on or during the 12 months following the date the Merger closes, (A) accelerated vesting of all unvested service-vesting equity or equity-based awards and (B) an extension of the post-termination exercise period for his options that vest upon the closing of the Merger until the first anniversary of his termination date; provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger.

Charles Michaud, Jr.

Under Mr. Michaud’s employment agreement, entered into on November 16, 2023, he is entitled to (a) an annual base salary of $313,308, (b) a payment equal to 50% of his target annual bonus for 2023, subject to his continued employment through the payment date (the “Michaud Annual Bonus”), and (c) a lump sum cash payment in an amount equal to his base salary for the number of days elapsed from July 27, 2023 through the closing of the Merger, subject to his continued employment and a maximum of seven months of salary (i.e., a maximum of $182,763) (the “Michaud Change in Control Bonus”). If Homology terminates Mr. Michaud without “cause” or he resigns for “good reason,” subject to his timely execution of a separation agreement, including a release of claims, and his compliance with restrictive covenants (including a non-competition covenant), he is entitled to receive (i) an amount in cash equal to nine months of his base salary, (ii) payment of the Michaud Annual Bonus if it is unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 9 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, (iv) an extension of the post-termination exercise period for his vested and outstanding options until the first anniversary of his termination date, provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger, (v) accelerated vesting of a prorated portion of the number of his unvested service-vesting restricted stock units that are scheduled to vest on the first annual vesting date of the applicable award following the date of termination, with the proration determined by reference to the portion of the vesting year that has elapsed since the last annual vesting date of the applicable award (or since the grant date if no vesting has occurred) rounded down to the nearest whole restricted stock unit, (vi) if the termination is before the Merger closes, a lump sum cash payment of $78,327.00 (the “Partial Michaud Change in Control Bonus”), (vii) if the termination is before the Merger closes, the Merger closes on or before August 16, 2024 and he provides transition services from his termination until closing of the Merger to the reasonable satisfaction of Homology, the excess of the Michaud Change in Control Bonus (determined disregarding the continued service requirement) over the Partial Michaud Change in Control Bonus, and (viii) if the termination is on or during the 12 months following the date the Merger closes, (A) accelerated vesting of all unvested service-vesting equity or equity-based awards and (B) an extension of the post-termination exercise period for his options that vest upon the closing of the Merger until the first anniversary of his termination date, provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger.

Albert Seymour, Ph.D.

Homology’s board of directors terminated the employment of Dr. Seymour, effective as of November 17, 2023. Under the terms of his separation agreement, subject to his continued compliance with restrictive covenants (including a non-competition covenant), Dr. Seymour is entitled to receive (i) base salary continuation for a period of 12 months, (ii) payment of all bonuses earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, (iv) a lump-sum cash payment equal to $85,759.88, (v) a lump-sum cash payment equal to 50% of his target annual bonus for 2023, (vi) an extension of the post-termination exercise period for his vested options until the first anniversary of his termination date, provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger, and (vii) accelerated vesting of a prorated portion of the number of his service-vesting restricted stock units that were scheduled to vest on the first annual vesting date of the applicable award following the date of termination, with the proration determined by reference to the portion of the vesting year that has elapsed since the last annual vesting date of the applicable award (or since the grant date if no vesting has occurred), rounded down to the nearest whole restricted stock unit. If the Merger closes on or before August 16, 2024, then, in addition to the foregoing severance benefits, Dr. Seymour is entitled to receive (a) an amount in cash equal to 0.5 times his base salary, (b) an amount in cash equal to 25% of his target annual bonus for the year of termination, (c) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 6 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, (d) accelerated vesting of all unvested options and restricted stock units that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement, (e) if he provides transition services from his termination until closing of the Merger to the reasonable satisfaction of Homology, a lump sum cash payment of $85,759.88, and (f) an extension until the first anniversary of his termination date of the post-termination exercise period for options that vest upon closing of the Merger, provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger.

W. Bradford Smith

Homology’s board of directors terminated the employment of Mr. Smith, effective as of November 17, 2023. Under the terms of his separation agreement, subject to his continued compliance with restrictive covenants (including a non-competition covenant), Mr. Smith is entitled to receive (i) base salary continuation for a period of 12 months, (ii) payment of all bonuses earned but unpaid as of the date of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, less the amount he would have had to pay to receive such coverage as an active employee based on the cost sharing levels in effect on his termination date, (iv) a lump-sum cash payment equal to $69,345.14, (v) a lump-sum cash payment equal to 50% of his target annual bonus for 2023; (vi) an extension of the post-termination exercise period for his vested options until the first anniversary of his termination date, provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger, and (vii) accelerated vesting of a prorated portion of the number of his service-vesting restricted stock units that were scheduled to vest on the first annual vesting date of the applicable award following the date of termination, with the proration determined by reference to the portion of the vesting year that has elapsed since the last annual vesting date of the applicable award (or since the grant date if no vesting has occurred), rounded down to the nearest whole restricted stock unit. If the Merger closes on or before August 16, 2024, then, in addition to the foregoing severance benefits, Mr. Smith is entitled to receive (a) accelerated vesting of all unvested options and restricted stock units that vest solely based on the passage of time, with any such awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement, (b) if he provides transition services from his termination until closing of the Merger to the reasonable satisfaction of Homology, a lump sum cash payment of $69,345.14, and (c) an extension until the first anniversary of his termination date of the post-termination exercise period for options that vest upon closing of the Merger, provided that no options will remain outstanding past the expiration date of the award and each option will be subject to early termination in connection with a corporate transaction, including the Merger.

Mr. Smith also entered into a consulting agreement with Homology following his termination of employment on November 17, 2023 under which he will provide consulting services related to his former duties with Homology in exchange for a monthly consulting fee of $4,564.50. The consulting agreement will expire on March 29, 2024 unless earlier terminated as provided in the agreement.

Each of Homology’s named executive officers has agreed to refrain from competing with Homology or soliciting its employees, in each case, while employed and following his termination of employment for any reason for a period of 12 months.

For purposes of the employment agreements, “cause” generally means the named executive officer’s refusal to substantially perform the duties associated with his position with Homology or to carry out the reasonable and lawful instructions of Homology’s Board of Directors concerning duties or actions consistent with his position, his breach of a material provision of the employment agreement which remains uncured (to the extent capable of cure) for a period of 30 days following written notice from Homology, his conviction, plea of no contest or nolo contendere or imposition of unadjudicated probation for any felony or crime involving moral turpitude, his unlawful use (including being under the influence) or possession of illegal drugs on Homology’s premises or while performing his duties and responsibilities under the employment agreement, or his commission of any act of fraud, embezzlement, misappropriation, willful misconduct, or breach of fiduciary duty against Homology.

For purposes of the employment agreements, “good reason” generally means, subject to certain cure rights, the named executive officer’s termination of employment due to a reduction in salary or target bonus, a material decrease in authority or areas of responsibility, Homology’s breach of any one or more of the material provisions of the employment agreement, or a relocation by Homology of the named executive officer’s primary office to a location more than 25 miles from the named executive officer’s primary office on the date of the agreement.

Julie Jordan, M.D.

Dr. Jordan’s employment with Homology terminated on August 3, 2023. Under the terms of her separation agreement, subject to her continued compliance with restrictive covenants (other than the non-competition covenant, which was waived by the Company), Dr. Jordan is entitled to receive (i) base salary continuation for a period of 52 weeks, (ii) a lump-sum cash payment equal to 50% of her target annual bonus for 2023, (iii) payment of the employer portion of premiums for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, (iv) an extension of the post-termination exercise period for her vested options until the first anniversary of her termination date (subject to early termination on the original expiration date of the award or in connection with a corporate transaction), and (v) accelerated vesting of a prorated portion of the number of her service-vesting restricted stock units that were scheduled to vest on the first annual vesting date of the applicable award following the date of termination.

Homology Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that was earned by or paid to each of Homology’s non-employee directors during the year ended December 31, 2023. Dr. Seymour served as a member of Homology’s Board through November 17, 2023. He was compensated as an employee for service as Homology’s Chief Executive Officer and did not receive additional compensation for his service as a member of Homology’s Board of Directors. See “Homology Executive Compensation—2023 Summary Compensation Table” above for information regarding Dr. Seymour’s compensation and “Homology Executive Compensation—Outstanding Equity Awards at 2023 Fiscal Year-End” for option and restricted stock unit awards held by Dr. Seymour.

2023 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Arthur Tzianabos, Ph.D.	75,000	14,916	(2)	89,916
Steven Gillis, Ph.D.	48,000	14,916	(2)	62,916
Richard J. Gregory, Ph.D. (3)	20,522	—		20,522
Matthew R. Patterson	47,500	14,916	(2)	62,416
Jeffrey V. Poulton	67,500	14,916	(2)	82,416
Alise S. Reicin, M.D.	54,000	14,916	(2)	68,916
Mary Thistle	57,720	14,916	(2)	72,636

(1)

Amounts reflect the grant date fair value of stock options granted during the applicable year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Homology provides information regarding the assumptions used to calculate the value of all option awards in Note 14 to its consolidated financial statements included in its Annual Report on Form 10-K filed with the SEC on March 13, 2024.

(2)

Consistent with its non-employee director compensation program described below, each non-employee director who continued serving on the Board was granted an option to purchase 23,000 shares of Homology common stock granted to each then-current non-employee director on June 14, 2023 with an exercise price of $1.03 per share.

The table below shows the aggregate numbers of shares of Homology common stock subject to option awards and stock awards held as of December 31, 2023 by each non-employee director. Other than referenced above with respect to Dr. Seymour, none of Homology’s non-employee directors held any other outstanding equity awards as of December 31, 2023.

Name	Total Options Outstanding	Total Restricted Stock Units Outstanding
Arthur Tzianabos, Ph.D.	2,257,164	53,140
Steven Gillis, Ph.D.	123,740	—
Richard J. Gregory, Ph.D. (1)	—	—
Matthew R. Patterson	124,690	—
Jeffrey V. Poulton	95,000	—
Alise S. Reicin, M.D.	108,160	—
Mary Thistle	123,740	—

(1)	Dr. Gregory’s service on Homology’s Board of Directors ended on June 14, 2023, upon the expiration of his term.

Homology maintained a compensation program for its non-employee directors under which each non-employee director received the following amounts for their service on Homology’s Board of Directors. As amended effective June 14, 2023, Homology’s non-employee director compensation program provided for the following:

•	an option to purchase 46,000 shares of Homology’s common stock upon the director’s initial election or appointment to Homology’s Board of Directors (the “Initial Award”),

•

if the director has served on Homology’s Board of Directors for at least six months as of the date of an annual meeting of stockholders, an option to purchase 23,000 shares of Homology’s common stock on the date of the annual meeting (the “Annual Award”),

•	an annual director fee of $40,000, and

•	if the director serves on a committee of Homology’s Board of Directors or in the other capacities stated below, an additional annual fee as follows:

•	chairman of the board, $35,000,

•	lead independent director, $35,000,

•	non-employee director service as lead director, $20,000,

•	chairman of the audit committee, $15,000,

•	audit committee member other than the chairman, $7,500,

•	chairman of the compensation committee, $10,000,

•	compensation committee member other than the chairman, $5,000,

•	chairman of the nominating and corporate governance committee, $8,000, and

•	nominating and corporate governance committee member other than the chairman, $4,000.

Stock options granted to Homology’s non-employee directors under the program have an exercise price equal to the fair market value of Homology’s common stock on the date of grant and expire not later than ten years after the date of grant. Stock options granted upon a director’s initial election or appointment vest in three equal installments on each of the first three anniversaries of the date of grant. Stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting or the first anniversary of the date of grant. In addition, all unvested stock options vest in full upon the occurrence of a change in control.

Director fees under the program are payable in arrears in four equal quarterly installments not later than the fifteenth (15th) day following the final day of each calendar quarter, provided that the amount of each payment is prorated for any portion of a quarter that a director is not serving on Homology’s Board of Directors.

Legacy Q32 Executive and Director Compensation

Unless the context requires otherwise or otherwise indicated, the sections below titled “Legacy Q32 2023 Non-Employee Director Compensation” and “Legacy Q32 2023 Executive Compensation” relate to Q32 Bio Operations (previously Q32 Bio Inc.) (“Legacy Q32”) as of December 31, 2023 and do not reflect the effects of the Merger or the Reverse Stock Split, and references to “the Company,” “we,” “us,” “our,” or other similar words refer to Q32 Bio Inc. after the Merger.

Legacy Q32 2023 Non-Employee Director Compensation

Non-Employee Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee director of Legacy Q32’s Board during 2023. Ms. Morrison, Legacy Q32’s Chief Executive Officer and President did not receive any additional compensation from us for her service on Legacy Q32’s Board. The compensation received by Ms. Morrison as a named executive officer (“NEO”) is set forth below in “2023 Executive Compensation—2023 Summary Compensation Table.”

Name	Fees Paid or Earned in Cash ($)	Total ($)
Jayson Punwani (1)	—	—
David Grayzel (2)	—	—
Mark Iwicki (3)	50,000	50,000
Kathleen LaPorte (4)	40,000	40,000
Bill Lundberg (5)	40,000	40,000
Isaac Manke (6)	—	—
Diyong Xu (7)	—	—

(1)	As of December 31, 2023, Mr. Punwani did not hold any outstanding equity awards.
(2)	As of December 31, 2023, Mr. Grayzel did not hold any outstanding equity awards.
(3)	As of December 31, 2023, Mr. Iwicki held options to purchase 933,848 shares of Legacy Q32’s common stock.
(4)	As of December 31, 2023, Ms. LaPorte held options to purchase 153,690 shares of Legacy Q32’s common stock and holds 113,124 shares of common stock.
(5)	As of December 31, 2023, Mr. Lundberg held options to purchase 231,875 shares of Legacy Q32’s common stock and holds 25,000 shares of common stock.
(6)	As of December 31, 2023, Mr. Manke did not hold any outstanding equity awards.
(7)	As of December 31, 2023, Mr. Xu did not hold any outstanding equity awards.

Narrative to 2023 Director Compensation Table

Legacy Q32 did not have a formal non-employee director compensation program in 2023 but had entered into letter agreements with certain of its independent, non-employee directors that provided for quarterly payments of $10,000 for Ms. LaPorte and Mr. Lundberg and $12,500 for Mr. Iwicki. No non-employee director received any equity grants in 2023.

Non-Employee Director Compensation After the Merger

Following the closing of the Merger, each non-employee director will receive compensation for his or her service on the Board in accordance with our non-employee director compensation policy, which was amended and restated in connection with the closing of the Merger and now provides for the following cash and equity retainers:

•	an annual cash retainer of $40,000 for members of the Board (or $73,500 for the non-executive chair of the Board);

•	an additional annual cash retainer of $9,500 for service on the Audit Committee (or $19,000 for service as chair of the Audit Committee);

•	an additional annual cash retainer of $6,000 for service on the Compensation Committee (or $12,000 for service as chair of the Compensation Committee);

•

an additional annual cash retainer of $5,000 for service on the Nominating and Corporate Governance Committee (or $10,000 for service as chair of the Nominating and Corporate Governance Committee); and

•	an additional annual cash retainer of $5,000 for service on the Research and Development Committee (or $10,000 for service as chair of the Research and Development Committee).

In addition, upon initial election or appointment, each new non-employee director will be granted a non-statutory stock option with a value of up to $228,000 (as determined in accordance with the policy). The initial grant will vest one-third on the first anniversary of the grant date with the remainder in equal monthly installments over the following two years, subject to continued service through the applicable vesting date. On the date of each annual meeting of stockholders, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual award of a non-statutory stock option with a value of $114,000. The annual grants will vest in full on the earlier of the one-year anniversary of the grant date or on the date of our next annual meeting of stockholders, subject to continued service through the applicable vesting date. These director grants are subject to full accelerated vesting upon the sale of our company. All of the foregoing stock options will be granted with a per share exercise price equal to the fair market value of a share of our common stock on the grant date have a 10 year term.

The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director for services as a director in a calendar year period will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $750,000 in any other calendar year.

Legacy Q32 2023 Executive Compensation

Executive Compensation Prior to the Merger

As an emerging growth company, Legacy Q32 has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for its principal executive officer and its two other most highly compensated executive officers.

This section discusses the material components of the executive compensation program offered to the executive officers of Legacy Q32 who would have been “named executive officers” for 2023 and who currently serve as our executive officers following the consummation of the Merger. Such executive officers consist of the following persons, referred to herein as Legacy Q32’s “NEOs”:

•	Jodie Morrison, Legacy Q32’s Chief Executive Officer and President;

•	Jason Campagna, Legacy Q32’s Chief Medical Officer; and

•	Shelia Violette, Legacy Q32’s Chief Scientific Officer and President of Research.

The NEOs listed above currently serve as our executive officers in the same capacities (except that Jodie Morrison does not currently serve as our President).

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the consummation of the Merger could vary significantly from Legacy Q32’s historical practices and currently planned programs summarized in this discussion. Unless otherwise noted, the information in this section, including any equity ownership, does not reflect the effect of the Merger, the conversion of Legacy Q32’s common stock into our common stock or the Reverse Stock Split.

2023 Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by and paid to Legacy Q32’s NEOs for services during the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Jodie Morrison (4)	2023	525,032	327,000	223,275	600	1,075,907
Chief Executive Officer & President	2022	120,353	100,000	1,667,171	150	1,887,674
Jason Campagna	2023	459,680	220,647	—	600	689,927
Chief Medical Officer	2022	442,000	176,800	—	600	619,400
Shelia Violette	2023	416,000	203,330	96,291	600	716,221
Chief Scientific Officer and President of Research

(1)	The amounts in this column represent the total base salaries earned in fiscal year 2022 and 2023.
(2)

Amounts in this column represent discretionary annual bonuses earned for performance in fiscal year 2022 and 2023, which were paid in early 2023 and 2024, respectively. For more information regarding the annual bonuses, see “—Narrative Disclosure to Summary Compensation Table—Annual Bonuses” below.

(3)

The amounts reported represent the aggregate grant date fair value of the stock option awards granted to our named executive officers during 2022 and 2023, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock option awards reported in this column are set forth in note 10 of Legacy Q32’s audited financial statements included in the Company’s proxy statement/prospectus on Form S-4/A filed with the SEC on January 29, 2024. The amounts reported in this column reflect the accounting cost for these stock option awards and do not correspond to the actual economic value that may be received by Legacy Q32’s NEOs upon the exercise of the stock option awards or any sale of the underlying shares of Legacy Q32 common stock.

(4)	Ms. Morrison commenced part-time employment with Legacy Q32 on September 8, 2022 and became a full-time employee on November 1, 2022.

Narrative Disclosure to the 2023 Summary Compensation Table

2023 Base Salaries

Each NEO’s base salary is a fixed component of annual compensation for performing specific duties and functions. Base salaries are adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. As of the end of the fiscal year ended December 31, 2023, the base salaries for Ms. Morrison, Mr. Campagna and Ms. Violette were $545,000, $459,680 and $416,000 respectively.

2023 Annual Bonuses

Each NEO is eligible to earn an annual incentive bonus for each year they are employed by Legacy Q32, with the target amount of such bonus opportunity set as a percentage of each NEO’s annual base salary and based on achievement of certain corporate goals. The actual bonus amounts were determined by Legacy Q32’s Chief Executive Officer (except with respect to her own bonus) and its board of directors, in their absolute discretion. For the fiscal year ended December 31, 2023, the target annual bonuses for Ms. Morrison, Mr. Campagna and Ms. Violette were 50%, 40%, and 40%, respectively.

Equity Incentive Compensation

On December 7, 2017, Legacy Q32’s board of directors adopted the 2017 Plan. Although Legacy Q32 does not have a formal policy with respect to the grant of equity incentive awards to Legacy Q32’s executive officers, Legacy Q32 believes that equity awards provide Legacy Q32’s executive officers with a strong link to Legacy Q32’s long-term performance, create an ownership culture and help to align the interests of Legacy Q32’s executives and Legacy Q32’s stockholders. In addition, Legacy Q32 believed that equity awards with a time-based vesting feature promoted executive retention because this feature incentivized Legacy Q32’s executive officers to remain in Legacy Q32’s employment during the applicable vesting period. Accordingly, Legacy Q32’s board of directors periodically reviewed the equity incentive compensation of Legacy Q32’s NEOs and from time to time granted equity incentive awards to them. In 2022 and 2023, Legacy Q32 granted options to Legacy Q32’s NEOs with the aggregate grant date fair values set forth in the Summary Compensation Table above.

Perquisites

Legacy Q32 generally did not provide perquisites to its employees, other than certain de minimis perquisites available to all of our employees, including its NEOs.

401(k) Plan

Legacy Q32 maintained the Q32 Bio Inc. 401(K) Plan, a tax-qualified retirement plan that provides eligible employees, including the NEOs, with an opportunity to save for retirement on a tax-advantaged basis. Plan participants were able to defer eligible compensation subject to applicable annual limits under the Code. Participants pre-tax or Roth contributions were allocated to each participant’s individual account and were then invested in selected investment alternatives according to the participants’ directions. Participants were immediately and fully vested in their contributions. Q32’s 401(k) plan was intended to be qualified under Section 401(a) of the Code with its 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code.

Offer Letters with Legacy Q32’s Named Executive Officers

Legacy Q32 entered into offer letters with each of its NEOs, which set forth the terms and conditions of each executive’s employment relationship, the terms of which are described below. In connection with the closing of the Merger, we entered into new employment agreements with certain of our executive officers, including Ms. Morrison, Ms. Violette and Mr. Campagna.

Offer Letter with Ms. Jodie Morrison

Legacy Q32 entered into an offer letter with Ms. Morrison, dated September 8, 2022, as amended on October 19, 2023, pursuant to which Legacy Q32 employs Ms. Morrison as its Chief Executive Officer and President. Pursuant to her offer letter, Ms. Morrison receives an initial annual base salary of $250,000, which increased to $500,000 effective as of November 1, 2022 in connection with the commencement of her full-time employment and subsequently increased to $545,000 effective as of October 19, 2023 in connection with her amendment to her offer letter. Ms. Morrison is also eligible to receive a target annual bonus of 50% of her base salary and is eligible to participate in the employee benefit plans generally available to Legacy Q32’s employees, subject to the terms of such plans. Pursuant to Ms. Morrison’s amendment to her offer letter, she will be entitled to a base salary and target annual bonus adjustment in which such compensation will be adjusted to be no less than the seventy-fifth (75th) percentile for chief executive officers at public biotechnology companies that are similar in size, development stage and location as Legacy Q32, as determined by the board of directors in its discretion, subject to Legacy Q32 going public, which such adjustment provision is expected to be triggered upon the consummation of the Merger. Finally, Ms. Morrison’s offer letter provides that she is eligible for two initial equity grants in the form of stock options, which were issued to Ms. Morrison in fiscal year 2022, with a third grant to be made upon Ms. Morrison becoming Legacy Q32’s full-time Chief Executive Officer and, until Legacy Q32’s public listing (which will be satisfied upon the consummation of the Merger), one or more true-up stock option awards following the consummation of each preferred stock financing and Legacy Q32’s public listing in which, together with previously granted awards, will represent 5% of Legacy Q32’s capital stock. Such grants shall not be made in connection with Legacy Q32’s public listing if such event occurs later than six months following October 19, 2023.

In the event of a “qualifying termination” (as defined in her offer letter), subject to Ms. Morrison’s execution of a separation agreement and a general release of claims in favor of Legacy Q32 (and, in its sole discretion, subject to a one-year post-employment noncompetition agreement), Ms. Morrison will be entitled to receive: (i) base salary continuation for twelve (12) months following her date of termination; (ii) pro-rated annual target bonus in the amount she would have received in the year of termination (payable on the same schedule as her base salary continuation); and (iii) if Ms. Morrison elects continued COBRA healthcare coverage, continued healthcare coverage in the amount contributed by Legacy Q32 for a period of nine (9) months.

In lieu of the severance payments and benefits described in the preceding paragraph, in the event that Ms. Morrison’s employment is terminated due to a qualifying termination, on or within twelve (12) months following a “change in control” (as defined in her offer letter), Ms. Morrison will be entitled to receive (i) a lump sum payment equal to base salary continuation for eighteen (18) months following her date of termination; (ii) 100% of the annual target bonus she would have received in the year of termination, payable in lump sum; (iii) if Ms. Morrison elects continued COBRA healthcare coverage, continued healthcare coverage in the amount contributed by Legacy Q32 for a period of nine (9) months; and (iv) full acceleration of any unvested time-based equity.

Offer Letter with Mr. Jason Campagna

Legacy Q32 entered into an offer letter with Mr. Campagna, dated February 11, 2021, pursuant to which Legacy Q32 employs Mr. Campagna as its Chief Medical Officer. Pursuant to his offer letter, Mr. Campagna receives an initial annual base salary of $425,000, which is subject to annual review and periodic adjustment. Mr. Campagna is also eligible to receive a target annual bonus of 40% of his base salary and is also eligible to participate in the employee benefit plans generally available to Legacy Q32’s employees, subject to the terms of such plans. Finally, Mr. Campagna’s offer letter provides that he is eligible for two initial equity grants in the form of stock options.

In the event of a termination of Mr. Campagna’s employment by Legacy Q32 without “cause” or Mr. Campagna resigns for “good reason” (as each term is defined in his offer letter), subject to Mr. Campagna’s execution of a separation agreement and a general release of claims in favor of Legacy Q32, Mr. Campagna will be entitled to receive (i) base salary continuation for nine (9) months following his date of termination; and (ii) if Mr. Campagna elects continued COBRA healthcare coverage, continued healthcare coverage in the amount contributed by Legacy Q32 for a period of six (6) months.

In addition to the severance payments and benefits described in the preceding paragraph, in the event that Mr. Campagna’s employment is terminated by Legacy Q32 without cause or Mr. Campagna resigns for good reason, in each case, within twelve (12) months following a “sale event” (as defined in the 2017 Plan), Mr. Campagna will also be entitled to receive (i) an additional six (6) months of continued healthcare, resulting in a total of twelve (12) months of continued healthcare; and (ii) full acceleration of the unvested equity awards referenced in his offer letter.

Offer Letter with Ms. Shelia Violette

Legacy Q32 entered into an offer letter with Ms. Violette, dated September 8, 2017, pursuant to which Legacy Q32 employs Ms. Violette as its Chief Scientific Officer. Pursuant to her offer letter, Ms. Violette receives an initial annual base salary of $300,000, which is subject to annual review and periodic adjustment. Ms. Violette is also eligible to receive a target annual bonus of 30% of her base salary and is also eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of such plans. Finally, Ms. Violette’s offer letter provides that she is eligible for an initial equity grant in the form of restricted stock, which was issued to Ms. Violette in fiscal year 2017 and has since fully vested.

In the event of a termination of Ms. Violette’s employment by Legacy Q32 without “cause” or Ms. Violette resigns for “good reason” (as each term is defined in her offer letter), subject to Ms. Violette’s execution of a separation agreement and a general release of claims in favor of Legacy Q32, Ms. Violette will be entitled to receive (i) base salary continuation for twelve (12) months following her date of termination; and (ii) if Ms. Violette elects continued COBRA healthcare coverage, continued healthcare coverage in the amount contributed by Legacy Q32 for a period of twelve (12) months.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of the NEOs as of December 31, 2023.

	Option Awards (1)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jodie Morrison	09/08/2022 (2)	993,840	2,186,448	0.36	11/16/2032
	11/01/2022 (2)	861,328	2,318,960	0.36	11/16/2032
	10/19/2023 (2)	14,667	337,350	0.82	11/08/2033
Jason Campagna	03/08/2021 (3)	1,256,293	571,043	0.35	03/24/2031
	12/17/2021 (3)	186,938	186,939	0.35	12/16/2031
Shelia Violette	07/26/2018 (3)	90,837	—	0.15	12/06/2028
	09/17/2019 (3)	281,448	—	0.15	12/06/2028
	12/02/2020 (4)	607,500	202,500	0.35	12/01/2030
	03/15/2021 (5)	190,521	86,601	0.35	03/24/2031
	12/17/2021 (3)	182,299	182,299	0.36	04/26/2033

(1)	Each equity award is subject to the terms of Legacy Q32’s 2017 Plan and the applicable award agreement.
(2)

The shares subject to the stock option vest in 48 equal monthly installments following the vesting commencement date, in each case, subject to the NEO’s continuous service relationship with Legacy Q32 through each applicable vesting date; provided that, in the event that Ms. Morrison is experiences a “qualifying termination” on or within the twelve month period following a “change in control,” all unvested options shall accelerate and become fully vested and exercisable.

(3)

1/4 of the shares subject to the stock option vest on the first anniversary of the vesting commencement date, and 1/48 of the shares subject to the stock option vest each month thereafter, in each case, subject to the NEO’s continuous service relationship with Legacy Q32 through each applicable vesting date; provided that, for Mr. Campagna, in the event that he is terminated by Legacy Q32 without “cause” or resigns for “good reason,” in each case, within twelve months following a “sale event,” all unvested options shall accelerate and become fully vested and exercisable.

(4)

The shares subject to the stock option vest in 16 equal quarterly installments following the vesting commencement date, in each case, subject to Ms. Violette’s continuous service relationship with Legacy Q32 through each applicable vesting date.

(5)

1/4 of the shares subject to the stock option vest on the first anniversary of the vesting commencement date, and 1/16 of the shares subject to the stock option vest each quarter thereafter, in each case, subject to Ms. Violette’s continuous service relationship with Legacy Q32 through each applicable vesting date.

Employee benefit and equity compensation plans and arrangements

2017 Stock Option and Grant Plan

Legacy Q32’s 2017 Plan was initially adopted by its board of directors, and subsequently approved by its stockholders, on December 7, 2017.

Authorized Shares. Under Legacy Q32’s 2017 Plan, Legacy Q32 had reserved for issuance an aggregate of 25,956,535 shares of its common stock, which number is subject to adjustment in the event of a reorganization, stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar change in capitalization or event. The shares of common stock underlying any awards granted under its 2017 Plan that are forfeited, cancelled, reacquired by Legacy Q32 prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) and shares that are withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding are currently added to the shares of common stock available for issuance under Legacy Q32’s 2017 Plan.

Administration. Legacy Q32’s board of directors acted as administrator of Legacy Q32’s 2017 Plan. The administrator has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted and to determine the specific terms and conditions of each award, subject to the provisions of Legacy Q32’s 2017 Plan.

Eligibility. Persons eligible to participate in Legacy Q32’s 2017 Plan were Legacy Q32’s full or part-time officers, employees, directors, consultants and other key persons as selected from time to time by the administrator in its discretion.

Awards. Legacy Q32’s 2017 Plan permits the granting of (i) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and (ii) options that do not so qualify. The option exercise price of each option is determined by the administrator but may not be less than 100% of the fair market value of the common stock on the date of grant. The term of each option is fixed by the administrator and may not exceed ten years from the date of grant. The administrator determines at what time or times each option may be exercised. In addition, Legacy Q32’s 2017 Plan permits the granting of restricted shares of common stock, unrestricted shares of common stock and restricted stock units.

Sale Events. Legacy Q32’s 2017 Plan provides that upon the occurrence of a “sale event” (as defined in Legacy Q32’s 2017 Plan), all outstanding stock options will terminate at the effective time of such sale event, unless the parties to the sale event agree that such awards will be assumed or continued by the successor entity. In the event of a termination of Legacy Q32’s 2017 Plan and all options issued thereunder in connection with a sale event, optionees will be provided an opportunity to exercise options that are then exercisable or will become exercisable as of the effective time of the sale event prior to the consummation of the sale event. In addition, Legacy Q32 has the right to provide for cash payment to holders of options, in exchange for the cancellation thereof, in an amount equal to the difference between the value of the consideration payable per share of common stock in the sale event and the per share exercise price of such options, multiplied by the number of shares subject to such option to the extent then vested and exercisable. In the event of and subject to the consummation of a sale event, unvested restricted stock and restricted stock units (other than those becoming vested as a result of the sale event) will be forfeited immediately prior to the effective time of a sale event unless such awards are assumed or continued by the successor entity. If shares of restricted stock are forfeited in connection with a sale event, those shares of restricted stock shall be repurchased at a price per share equal to the original per share purchase price of such shares. Legacy Q32 has the right to provide for cash payment to holders of restricted stock or restricted stock units, in exchange for the cancellation thereof, in an amount per share equal to the value of the consideration payable per share of common stock in the sale event.

Amendment. Legacy Q32’s board of directors may amend or discontinue Legacy Q32’s 2017 Plan at any time, subject to stockholder approval where required by applicable law. The administrator of Legacy Q32’s 2017 Plan may also amend or cancel any outstanding award, provided that no amendment to an award may adversely affect a participant’s rights without his or her consent. The administrator of Legacy Q32’s 2017 Plan is specifically authorized to exercise its discretion to reduce the exercise price of outstanding stock options or effect the repricing of such awards through cancellation and re-grants.

As of December 31, 2023, options to purchase up to 23,165,393 shares of Q32’s common stock were outstanding under Q32’s 2017 Plan.

Executive Employment Arrangements After the Merger

Executive Employment Arrangements

Jodie Morrison

Effective as of the closing of the Merger, we entered into an employment agreement with Ms. Morrison, or the Morrison Employment Agreement, to serve as our Chief Executive Officer. The employment agreement provides for Ms. Morrison’s at-will employment and an annual base salary of $645,600, an annual bonus with a target amount equal to 55% of her base salary, as well as her ability to participate in the Company’s employee benefit plans generally. The Morrison Employment Agreement provides that if her employment is terminated either (i) by the Company without Cause (as defined therein) or (ii) by Ms. Morrison for Good Reason (as defined therein), within twelve months after a Change in Control (as defined in the therein), or the Change in Control Period, then Ms. Morrison will be entitled to receive, subject to signing a release, (i) a lump sum payment equal to 1.5 times the sum of (a) twelve months of base salary plus (b) the target bonus for the then-current year, (ii) COBRA health continuation for eighteen months, and (iii) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Morrison Employment Agreement also provides that if her employment is terminated either (i) by the Company without Cause or (ii) by Ms. Morrison for Good Reason outside the Change in Control Period, then Ms. Morrison will be entitled to receive, subject to signing a release, (a) a lump sum payment of twelve months of base salary and (b) COBRA health continuation for twelve months. The Morrison Employment Agreement contains a Section 280G partial clawback, in which Ms. Morrison is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments she would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Ms. Morrison becomes subject to excise tax imposed by Section 4999 of the Code.

Lee Kalowski

Effective as of the closing of the Merger, we entered into an employment agreement with Mr. Kalowski, or the Kalowski Employment Agreement, to serve as our Chief Financial Officer and President. The employment agreement provides for Mr. Kalowski’s at-will employment and an annual base salary of $565,000, an annual bonus with a target amount equal to 40% of his base salary, as well as his ability to participate in the Company’s employee benefit plans generally. The Kalowski Employment Agreement provides that if his employment is terminated either (i) by the Company without Cause (as defined therein) or (ii) by Mr. Kalowski for Good Reason (as defined therein), within twelve months after a Change in Control (as defined in the therein), or the Change in Control Period, then Mr. Kalowski will be entitled to receive, subject to signing a release, (i) a lump sum payment of (a) twelve months of base salary and (b) the target bonus for the then-current year, (ii) COBRA health continuation for twelve months, and (iii) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Kalowski Employment Agreement also provides that if his employment is terminated either (i) by the Company without Cause or (ii) by Mr. Kalowski for Good Reason outside the Change in Control Period, then Mr. Kalowski will be entitled to receive, subject to signing a release, (a) a lump sum payment of twelve months of base salary and (b) COBRA health continuation for twelve months. The Kalowski Employment Agreement contains a Section 280G partial clawback, in which Mr. Kalowski is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Mr. Kalowski becomes subject to excise tax imposed by Section 4999 of the Code.

Jason Campagna

Effective as of the closing of the Merger, we entered into an employment agreement with Dr. Campagna, or the Campagna Employment Agreement, to serve as our Chief Medical Officer. The employment agreement provides for Dr. Campagna’s at-will employment and an annual base salary of $500,000, an annual bonus with a target amount equal to 40% of his base salary, as well as his ability to participate in the Company’s employee benefit plans generally. The Campagna Employment Agreement provides that if his employment is terminated either (i) by the Company without Cause (as defined therein) or (ii) by Dr. Campagna for Good Reason (as defined therein), within twelve months after a Change in Control (as defined in the therein), or the Change in Control Period, then Dr. Campagna will be entitled to receive, subject to signing a release, (i) a lump sum payment of (a) twelve months of base salary and (b) the target bonus for the then-current year, (ii) COBRA health continuation for twelve months, and (iii) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Campagna Employment Agreement also provides that if his employment is terminated either (i) by the Company without Cause or (ii) by Dr. Campagna for Good Reason outside the Change in Control Period, then Dr. Campagna will be entitled to receive, subject to signing a release, (a) a lump sum payment of nine months of base salary and (b) COBRA health continuation for nine months. The Campagna Employment Agreement contains a Section 280G partial clawback, in which Dr. Campagna is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Dr. Campagna becomes subject to excise tax imposed by Section 4999 of the Code.

Shelia M. Violette

Effective as of the closing of the Merger, we entered into an employment agreement with Dr. Violette, or the Violette Employment Agreement, to serve as our Chief Scientific Officer and President of Research. The employment agreement provides for Dr. Violette’s at-will employment and an annual base salary of $455,000, an annual bonus with a target amount equal to 40% of her base salary, as well as her ability to participate in the Company’s employee benefit plans generally. The Violette Employment Agreement provides that if her employment is terminated either (i) by the Company without Cause (as defined therein) or (ii) by Dr. Violette for Good Reason (as defined therein), within twelve months after a Change in Control (as defined in the therein), or the Change in Control Period, then Dr. Violette will be entitled to receive, subject to signing a release, (i) a lump sum payment of (a) twelve months of base salary and (b) the target bonus for the then-current year, (ii) COBRA health continuation for twelve months, and (iii) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Violette Employment Agreement also provides that if her employment is terminated either (i) by the Company without Cause or (ii) by Dr. Violette for Good Reason outside the Change in Control Period, then Dr. Violette will be entitled to receive, subject to signing a release, (a) a lump sum payment of (i) twelve months of base salary and (ii) the target bonus for the then-current year, (b) COBRA health continuation for twelve months and (c) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Violette Employment Agreement contains a Section 280G partial clawback, in which Dr. Violette is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments she would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Dr. Violette becomes subject to excise tax imposed by Section 4999 of the Code.

2017 Stock Option and Grant Plan

We assumed, effective as of the closing of the Merger, the 2017 Stock Option and Grant Plan of Legacy Q32 (the “2017 Plan”) as well as the outstanding awards granted thereunder, the award agreements evidencing the grants of such awards and the remaining shares available under the 2017 Plan.

2024 Stock Option and Incentive Plan

At the Special Meeting of our stockholders held on March 15, 2024 (the “Special Meeting”), our stockholders considered and approved the 2024 Stock Option and Incentive Plan (the “2024 Plan”) which became effective at the closing of the Merger and following the Reverse Stock Split. As of the effective time of the Merger, there were 2,839,888 shares of our common stock available for grant under the 2024 Plan which number does not reflect any options previously granted under the 2017 Plan or granted to certain officers and directors immediately following the closing of the Merger (including as described in “Closing Option Grants” below). In addition, the number of shares initially reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. The 2024 Plan contains a limitation whereby the value of all awards under the 2024 Plan and all other cash compensation paid to any non-employee director for services as a non-employee director may not exceed $750,000 in any calendar year; provided, however, that such amount will be $1,000,000 for the first calendar year a non-employee director is initially appointed to our Board.

2024 Employee Stock Purchase Plan

At the Special Meeting, our stockholders considered and approved the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) which became effective at the closing of the Merger and following the Reverse Stock Split. As of the effective time of the Merger, there were 120,836 shares of our common stock reserved for issuance under the 2024 ESPP. In addition, the number of shares initially reserved and available for issuance under the 2024 ESPP will automatically increase each January 1, beginning on January 1, 2025, by the lesser of a number of shares equal to 241,677, 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator.

Senior Executive Cash Incentive Bonus Plan

On March 25, 2024, we adopted a Senior Executive Cash Incentive Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for cash bonus payments based upon the attainment of performance targets established by the Compensation Committee. The performance targets may be related to financial and operational measures or objectives with respect to us and/or any of our subsidiaries, or corporate performance goals, as well as individual performance objectives.

The Compensation Committee may select corporate performance goals from among the following: developmental, publication, clinical or regulatory milestones; cash flow (including, but not limited to, operating cash flow and free cash flow); revenue; corporate revenue; earnings before interest, taxes, depreciation and amortization; net income (loss) (either before or after interest, taxes, depreciation and/or amortization); changes in the market price of our common stock; economic value-added; acquisitions, licenses or strategic transactions; financing or other capital raising transactions; operating income (loss); return on capital, assets, equity, or investment; stockholder returns; return on sales; total stockholder return; gross or net profit levels; productivity; expense efficiency; margins; operating efficiency; customer satisfaction; working capital; earnings (loss) per share of our common stock; bookings, new bookings or renewals; sales or market shares; number of prescriptions or prescribing physicians; coverage decisions; leadership development, employee retention, and recruiting and other human resources matters; operating income and/or net annual recurring revenue; or any other performance goal selected by the Compensation Committee any of which may be (A) measured in absolute terms or compared to any incremental increase, (B) measured in terms of growth, (C) compared to another company or companies or to results of a peer group, (D) measured against the market as a whole and/or as compared to applicable market indices and/or (E) measured on a pre-tax or post-tax basis (if applicable).

Each executive officer who is selected to participate in the Bonus Plan will have a target bonus opportunity set for each performance period. The bonus formulas will be adopted in each performance period by the Compensation Committee and communicated to each executive officer at the beginning of each performance period. The corporate performance goals will be measured at the end of each performance period. If the corporate performance goals and individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period, but no later than March 15 following the end of the fiscal year in which such performance period ends (for corporate performance goals established and measured on a basis more frequently than annually) or two and one-half months after the end of the fiscal year in which such performance period ends (for corporate performance goals established and measured on an annual or multi-year basis), in each case unless otherwise determined by the Compensation Committee. Subject to the rights contained in any agreement between the executive officer and us or unless otherwise determined by the Compensation Committee, an executive officer must be employed by us on the bonus payment date to be eligible to receive a bonus payment. The Bonus Plan will also permit the Compensation Committee to approve additional bonuses to executive officers in its sole discretion.

Closing Option Grants

In connection with the closing of the Merger, the Compensation Committee recommended, and the Board approved upon such recommendation, option grants to certain of our employees, including Jodie Morrison (our new Chief Executive Officer and principal executive officer), Lee Kalowski (our new Chief Financial Officer and President and principal financial officer and principal accounting officer), Jason Campagna (our new Chief Medical Officer) and Shelia Violette (our new Chief Scientific Officer and President of Research). As a result, on March 25, 2024, Ms. Morrison received an option grant to purchase 394,445 shares of our common stock, Mr. Kalowski received an option grant to purchase 161,323 shares of our common stock, Dr. Campagna received an option grant to purchase 70,687 shares of our common stock and Dr. Violette received an option grant to purchase 56,413 shares of our common stock, each with an exercise price per share equal to the closing price per share of our common stock as reported on The Nasdaq Global Market on such date (as adjusted for the Reverse Stock Split). The shares subject to these option grants will vest 25% on the first anniversary of the grant date, and thereafter the remaining 75% of the shares will vest in equal monthly installments over the following three years, in each case subject to the recipient’s continuous service through the applicable vesting dates, such that the options are vested in full on the four-year anniversary of the grant date.

In addition, in connection with the closing of the Merger, the Compensation Committee recommended, and the Board approved upon such recommendation, certain option grants to our directors, other than Ms. Morrison. As a result, on March 25, 2024, Mark Iwicki received an option grant to purchase 25,534 shares of our common stock, and each of Arthur Tzianabos, Bill Lundberg, David Grayzel, Diyong Xu, Isaac Manke, Kathleen LaPorte and Mary Thistle received an option grant to purchase 12,767 shares of our common stock, in each case, with an exercise price per share equal to the closing price per share of our common stock as reported on The Nasdaq Global Market on such date (as adjusted for Reverse Stock Split). The shares subject to these option grants will vest 1/3 on the first anniversary of the grant date, and thereafter the remaining 2/3 of the shares will vest in equal monthly installments over the following two years, in each case subject to the recipient’s continuous service through the applicable vesting dates, such that the options are vested in full on the three-year anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 25, 2024 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own greater than 5% of our outstanding common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 11,929,528 shares of our common stock outstanding as of March 25, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power with respect to the securities as well as any shares of common stock that the individual or entity has the right to acquire within 60 days of March 25, 2024, including through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to them, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Q32 Bio Inc., 830 Winter Street, Waltham, MA, 02451.

	Shares Beneficially Owned
Name	Number	Percentage
5% or Greater Stockholders:
OrbiMed Private Investments VII, LP (1)	2,252,987	18.89%
Entities affiliated with Atlas Venture (2)	2,092,106	17.54%
Abingworth Bioventures VII LP (3)	1,102,741	9.24%
Acorn Bioventures, L.P. (4)	803,425	6.73%
Bristol-Myers Squibb Company (5)	759,145	6.36%
Named Executive Officers and Directors:
Jason A. Campagna (6)	76,649	*
Jodie Morrison (7)	123,352	1.02%
Shelia M. Violette (8)	106,307	*
Mary Thistle (9)	5,596	*
Arthur Tzianabos (10)	120,820	1.00
Bill Lundberg (11)	11,793	*
Kathleen LaPorte (12)	8,563	*
Mark Iwicki (13)	34,527	*
David Grayzel (14)	2,092,106	17.54%
Isaac Manke	—	—
Diyong Xu (15)	2,252,987	18.89%
All executive officers and directors as a group (12 persons) (16)	4,849,601	39.16%

*	Represents beneficial ownership of less than 1%.
(1)

Consists of 2,252,987 shares of our common stock held by OrbiMed Private Investments VII, LP, or OPI VII. OrbiMed Capital GP VII LLC, or GP VII, is the general partner of OPI VII. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VII. By virtue of such relationships, GP VII and OrbiMed Advisors may be deemed to have beneficial ownership over such shares. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild. Diyong Xu, a member of our board of directors, is an employee of OrbiMed Advisors. Each of Dr. Gordon and Messrs. Borho, Neild, and Xu disclaim beneficial ownership of the shares held by OPI VII. The address for the OrbiMed entities is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(2)

Consists of (i) 864,261 shares of our common stock held by Atlas Venture Fund X, L.P., or Atlas X, (ii) 503,296 shares of our common stock held by Atlas Venture Opportunity Fund I, L.P., or Atlas Opportunity I, and (iii) 724,549 shares of our common stock held by Atlas Venture Opportunity Fund II, L.P., or Atlas Opportunity II. The general partner of Atlas X is Atlas Venture Associates X, L.P., or AVA X, and the general partner of AVA X is Atlas Ventures Associates X, LLC, or AVA X LLC. The general partner of Atlas Opportunity I is Atlas Venture Associates Opportunity I, L.P., or AVAO I, and the general partner of AVAO I is Atlas Venture Associates Opportunity I, LLC, or AVAO I LLC. The general partner of Atlas Opportunity II is Atlas Venture Associates Opportunity II, L.P., or AVAO II, and the general partner of AVAO II is Atlas Venture Associates Opportunity II, LLC, or AVAO II LLC. David Grayzel is a member of AVA X LLC, AVAO I LLC, and AVAO II LLC, and is a member of our board of directors. Each of AVA X, AVA X LLC, AVAO I, AVAO I LLC, AVAO II, AVAO II LLC, and Mr. Grayzel may be deemed to beneficially own the shares held by Atlas X, Atlas Opportunity I, and Atlas Opportunity II. Each of AVA X, AVA X LLC, AVAO I, AVAO I LLC, AVAO II, AVAO II LLC, and Mr. Grayzel expressly disclaim beneficial ownership of the securities owned by Atlas X, Atlas Opportunity I, and Atlas Opportunity II, except to the extent of its pecuniary interest therein, if any. The address for Atlas X, AVA X, AVA X LLC, Atlas Opportunity I, AVAO I, AVAO I LLC, Atlas Opportunity II, AVAO II, AVAO II LLC is 300 Technology Sq., 8th Floor, Cambridge, MA 02139.
(3)

Consists of 1,102,741 shares of our common stock held by Abingworth Bioventures VII LP, or ABV VII. The Carlyle Group Inc., which is a publicly traded entity listed on Nasdaq, is the sole shareholder of Carlyle Holdings I GP Inc., which is the sole member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which, with respect to the securities reported herein, is the managing member of CG Subsidiary Holdings L.L.C., which is the managing member of TC Group, L.L.C., which is the managing member of Carlyle Investment Management, L.L.C., which is the sole member of Carlyle Genesis UK LLC. Carlyle Genesis UK LLC is the principal member of Abingworth LLP. ABV VII has delegated to Abingworth LLP all investment and dispositive power over the securities held of record by ABV VII. As a result, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by ABV VII, but each disclaims such beneficial ownership. Voting and investment determinations with respect to the securities held by ABV VII are made by an investment committee of Abingworth LLP, which is comprised of Timothy Haines, Kurt von Emster, Bali Muralidhar and Andrew Sinclair. Each member of the investment committee disclaims beneficial ownership of the securities beneficially held by ABV VII.

(4)

Consists of 803,425 shares of our common stock held by Acorn Bioventures, L.P., or Acorn. The general partner of Acorn is Acorn Capital Advisors GP, LLC. Isaac Manke is a General Partner at Acorn and a member of Q32’s board of directors. The address for Acorn and Acorn Capital Advisors GP, LLC is 410 Lexington Ave, Suite 2626, New York, NY 10170.

(5)	Consists of 759,145 shares of our common stock held by Bristol-Myers Squibb Company, or BMS. The address for BMS is Route 206 & Province Line Road, Princeton, NJ 08543-4000.
(6)	Consists of 76,649 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024.
(7)	Consists of 123,352 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024.
(8)

Consists of (i) 36,277 shares of our common stock held by Violette Holdings LLC, or Violette Holdings, and (ii) 70,030 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024. The address of Violette Holdings is c/o Shelia Violette, 91 Simonds Road, Lexington, MA 02420.

(9)	Consists of 5,596 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024.
(10)

Consists of (i) 7,154 shares of our common stock held by Dr. Tzianabos, and (ii) 113,666 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024.

(11)

Consists of (i) 1,200 shares of our common stock held by Mr. Lundberg, and (ii) 10,593 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024.

(12)

Consists of (i) 5,431 shares of our common stock held by The Kathleen D. LaPorte Revocable Trust, or the LaPorte Trust, and (ii) 3,132 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024. The address of the LaPorte Trust is c/o Kathleen D. LaPorte 30 Quail Ct, Portola Valley, CA 94028.

(13)	Consists of 34,527 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024.
(14)

Consists of (i) 864,261 shares of our common stock held by Atlas Venture Fund X, L.P., or Atlas X, (ii) 503,296 shares of our common stock held by Atlas Venture Opportunity Fund I, L.P., or Atlas Opportunity I, and (iii) 724,549 shares of our common stock held by Atlas Venture Opportunity Fund II, L.P., or Atlas Opportunity II. The general partner of Atlas X is Atlas Venture Associates X, L.P., or AVA X, and the general partner of AVA X is Atlas Ventures Associates X, LLC, or AVA X LLC. The general partner of Atlas Opportunity I is Atlas Venture Associates Opportunity I, L.P., or AVAO I, and the general partner of AVAO I is Atlas Venture Associates Opportunity I, LLC, or AVAO I LLC. The general partner of Atlas Opportunity II is Atlas Venture Associates Opportunity II, L.P., or AVAO II, and the general partner of AVAO II is Atlas Venture Associates Opportunity II, LLC, or AVAO II LLC. David Grayzel is a member of AVA X LLC, AVAO I LLC, and AVAO II LLC, and is a member of our board of directors. Each of AVA X, AVA X LLC, AVAO I, AVAO I LLC, AVAO II, AVAO II LLC, and Mr. Grayzel may be deemed to beneficially own the shares held by Atlas X, Atlas Opportunity I, and Atlas Opportunity II. Each of AVA X, AVA X LLC, AVAO I, AVAO I LLC, AVAO II, AVAO II LLC, and Mr. Grayzel expressly disclaim beneficial ownership of the securities owned by Atlas X, Atlas Opportunity I, and Atlas Opportunity II, except to the extent of its pecuniary interest therein, if any. The address for Atlas X, AVA X, AVA X LLC, Atlas Opportunity I, AVAO I, AVAO I LLC, Atlas Opportunity II, AVAO II, AVAO II LLC is 300 Technology Sq., 8th Floor, Cambridge, MA 02139.

(15)

Consists of 2,252,987 shares of our common stock held by OrbiMed Private Investments VII, LP, or OPI VII. OrbiMed Capital GP VII LLC, or GP VII, is the general partner of OPI VII. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VII. By virtue of such relationships, GP VII and OrbiMed Advisors may be deemed to have beneficial ownership over such shares. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild. Diyong Xu, a member of our board of directors, is an employee of OrbiMed Advisors. Each of Dr. Gordon and Messrs. Borho, Neild, and Xu disclaim beneficial ownership of the shares held by OPI VII. The address for the OrbiMed entities is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(16)	Consists of (i) 4,849,601 shares of our common stock and (ii) 454,446 shares of our common stock underlying options which are exercisable or will become exercisable within 60 days of March 25, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to the shares of Homology’s common stock that may be issued under Homology’s previously existing equity compensation plans existing at such time. The information in this section titled “Securities Authorized for Issuance Under Equity Compensation Plans” does not reflect the effects of the Merger or the Reverse Stock Split.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column) (4)
Plan Category
Equity compensation plans approved by security holders (1)	9,892,380	(2)	$9.26	(3)	7,671,994
Equity compensation plans not approved by security holders	—		—		—

Total	9,892,380		$9.26		7,671,994

(1)	Consists of the 2015 Stock Incentive Plan, as amended (the “2015 Plan”), the 2018 Incentive Award Plan (the “2018 Plan”) and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).
(2)

Includes 1,431,310 outstanding options to purchase stock under the 2015 Plan, 8,119,731 outstanding options to purchase stock under the 2018 Plan and 341,339 outstanding restricted stock units under the 2018 Plan.

(3)

As of December 31, 2023, the weighted-average exercise price of outstanding options under the 2015 Plan was $0.60 and the weighted-average exercise price of outstanding options under the 2018 Plan was $8.66. This amount does not take into account restricted stock units, which have no exercise price.

(4)

Includes 4,978,083 shares available for future issuance under the 2018 Plan and 2,693,911 shares available for future issuance under the 2018 ESPP. As of March 26, 2018, in connection with Homology’s initial public offering, no further grants are made under the 2015 Plan. The 2018 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 4% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by Homology’s board of directors (but no more than 20,887,347 shares may be issued upon the exercise of incentive stock options), plus any shares that were subject to awards outstanding under the 2015 Plan as of the effective date of the 2018 Plan which are forfeited, expire, lapse for any reason or are settled for cash without the issuance of shares. The 2018 ESPP provides for an annual increase on the first day of each calendar year beginning on January 1, 2019 and ending on and including January 1, 2028, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by Homology’s board of directors, provided that no more than 4,778,738 shares of our common stock may be issued under the 2018 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Homology Executive and Director Compensation” and “Legacy Q32 Executive and Director Compensation” under Item 11 of this Amendment, and the other transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2022 and 2023) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Convertible Note Financing

In May 2022, we entered into a note purchase agreement with certain existing investors to purchase up to an aggregate of $30.0 million in convertible notes (the “Convertible Notes”) through December 31, 2022. The Convertible Notes bear interest at 5.0% per annum. The Convertible Notes become due on demand of the holders of the Convertible notes one year from the date of issuance. In May, August and December 2022, we received $8.3 million, $5.0 million, and $16.7 million, respectively, in exchange for issuance of the Convertible Notes.

The Convertible Notes contain mandatory conversion features whereby the total outstanding amount of principal and accrued and unpaid interest of the Convertible Notes shall automatically convert into shares of Legacy Q32 common stock or preferred stock, as applicable, (i) upon an initial public offering of the Legacy Q32 common stock, (ii) Legacy Q32’s issuance and sale of shares of a new series of preferred stock to one or more investors in a private transaction provided, in each case, Legacy Q32 receives aggregate gross proceeds of at least $25.0 million, or, (i) and (ii) collectively, a mandatory conversion event. The value of the Convertible Notes plus accrued interest, if any, convert into shares of Legacy Q32’s common stock or preferred stock, as applicable, at 90% of the purchase price of the per share purchase price of common stock or preferred stock, as applicable, in a mandatory conversion event.

If the mandatory conversion events do not occur and if the Convertible Notes have not been repaid by the maturity date for the Convertible Notes, the holders of the Convertible Notes may request the Convertible Notes plus accrued interest, if any, to be converted into Series B preferred stock at the Series B preferred stock convertible price of $1.0971.

In August 2022, we entered into an amendment to the note purchase agreement with an aggregate principal amount of $5,000,001 Convertible Notes sold to Bristol-Myers Squibb Company, or BMS. In June 2023, we entered into an amendment to the Convertible Notes extending the maturity date of the Convertible Notes to December 23, 2023. Immediately prior to closing of the Merger, the outstanding principal and accrued but unpaid interest on the Convertible Notes were converted into the applicable number of shares of Legacy Q32 common stock provided for under the terms of the Convertible Note (the “Convertible Notes Conversion”), and as a result are no longer outstanding and ceased to exist, and each holder of the Convertible Notes ceased to have any rights with respect to the Convertible Notes. Immediately following the Convertible Notes Conversion, upon the closing of the Merger and by virtue of the Merger, all shares of Legacy Q32 common stock issued in the Convertible Notes Conversion were canceled and converted into the right to receive our common stock pursuant to the Merger Agreement.

The following table summarizes the aggregate amount of Convertible Notes purchased by related persons.

Participant	Aggregate Amount of Convertible Notes ($)
Abingworth Bioventures VII LP (1)	3,644,352
Acorn Bioventures, L.P. (2)	2,655,105
Atlas Venture Opportunity Fund II, L.P. (3)	6,913,845
Bristol-Myers Squibb Company (4)	5,000,001
OrbiMed Private Investments VII, LP (5)	7,445,508

(1)	Abingworth Bioventures VII LP may be deemed to beneficially own more than 5% of our outstanding capital stock.
(2)	Acorn Bioventures, L.P. (“Acorn”) beneficially owns more than 5% of our outstanding capital stock. Isaac Manke is a General Partner at Acorn and a member of our Board.
(3)

Atlas Venture Opportunity Fund II, L.P., and entities affiliated with Atlas Opportunity II, L.P. beneficially own more than 5% of our outstanding capital stock. David Grayzel is a Partner at Atlas Venture Life Science Advisors, LLC and a member of our Board.

(4)	BMS beneficially owns more than 5% of our outstanding capital stock.
(5)

OrbiMed Private Investments VII, LP beneficially owns more than 5% of our outstanding capital stock. These convertible notes are held by OrbiMed Private Investments VII, LP (“OPI VII”). OrbiMed Capital GP VII LLC (“GP VII”) is the general partner of OPI VII. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP VII. By virtue of such relationships, GP VII and OrbiMed Advisors may be deemed to have beneficial ownership over such shares. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild. Diyong Xu, a member of our Board, is an employee of OrbiMed Advisors. Each of Dr. Gordon and Messrs. Borho, Neild, and Xu disclaim beneficial ownership of the convertible notes held by OPI VII.

Pre-Closing Financing

In connection with the Merger Agreement, certain investors entered into a subscription agreement, dated November 16, 2023 (the “Subscription Agreement”), with us to purchase shares of Legacy Q32 common stock for an aggregate purchase price of approximately $42.0 million (the “Pre-Closing Financing”). Pursuant to the Subscription Agreement, the investors agreed to purchase an aggregate of 35,032,111 shares of Legacy Q32 common stock, at a price of $1.989 per share, for aggregate gross proceeds of approximately $42.0 million. The Pre-Closing Financing closed on March 25, 2024. Five of the investors or their affiliates are beneficial holders of more than 5% of our capital stock, and the table below sets forth the number of shares of Legacy Q32 common stock purchased by such holders at the closing of the Pre-Closing Financing:

Participant	Shares of Legacy Q32 Common Stock	Total Purchase Price ($)
Abingworth Bioventures VII LP (1)	4,332,673	5,194,442
Acorn Bioventures, L.P. (2)	3,156,665	3,784,526
Atlas Venture Opportunity Fund II, L.P. (3)	8,219,904	9,854,843
Bristol-Myers Squibb Company (4)	4,170,490	5,000,000
OrbiMed Private Investments VII, LP (5)	8,852,000	10,612,663

(1)	Abingworth Bioventures VII LP may be deemed to beneficially own more than 5% of our outstanding capital stock.
(2)	Acorn beneficially owns more than 5% of our outstanding capital stock. Isaac Manke is a General Partner at Acorn and a member of our Board.
(3)

Atlas Venture Opportunity Fund II, L.P., and entities affiliated with Atlas Opportunity II, L.P. beneficially own more than 5% of our outstanding capital stock. David Grayzel is a Partner at Atlas Venture Life Science Advisors, LLC and a member of our Board.

(4)	BMS beneficially owns more than 5% of our outstanding capital stock.
(5)

OrbiMed Private Investments VII, LP beneficially owns more than 5% of our outstanding capital stock. These shares are held by OPI VII. GP VII is the general partner of OPI VII. OrbiMed Advisors is the managing member of GP VII. By virtue of such relationships, GP VII and OrbiMed Advisors may be deemed to have beneficial ownership over such shares. OrbiMed Advisors exercises investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild. Diyong Xu, a member of our Board, is an employee of OrbiMed Advisors. Each of Dr. Gordon and Messrs. Borho, Neild, and Xu disclaim beneficial ownership of the shares held by OPI VII.

Upon the closing of the Merger, the shares of Legacy Q32 common stock purchased by the investors in the Pre-Closing Financing were converted into shares of our common stock.

Registration Rights Agreement

Pursuant to the Subscription Agreement, on March 25, 2024, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors in the Pre-Closing Financing. Under the Registration Rights Agreement, among other things, we agreed to register for resale certain shares of our common stock held by such investors from time to time, including shares of our common stock issued in the Merger in exchange for the shares of Legacy Q32 common stock issued in the Pre-Closing Financing.

Pursuant to the Registration Rights Agreement, we are obligated to prepare and file a shelf registration statement covering the resale of covered shares of our common stock within forty-five (45) calendar days following the closing of the Merger, subject to certain exceptions, pursuant to Rule 415 of the Securities Act. We also agreed to use our reasonable best efforts to keep such registration statement continuously effective under the Securities Act until the earlier of the date that all registrable securities covered by such registration statement (a) have been sold, thereunder or pursuant to Rule 144 of the Securities Act, or Rule 144, or (b) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for us to be in compliance with the current public information requirement under Rule 144. The registration rights agreement also provides that we will pay certain expenses of the securityholders and indemnify the applicable securityholders against certain liabilities.

Indemnification Agreements

We have entered into agreements to indemnify its directors and executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding,

Policies for Approval of Related Party Transactions

Our Board has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Conduct, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Homology’s management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in the approval of a related person transaction for which he or she is a related person.

Director Independence

Mark Iwicki, David Grayzel, Bill Lundberg, Kathleen LaPorte, Isaac Manke, Mary Thistle and Diyong Xu each qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that each of Mr. Xu and Mr. Grayzel is affiliated with a separate significant stockholder. Jodie Morrison is not an “independent director” as defined by the Nasdaq rules as a result of her position as our Chief Executive Officer and Arthur Tzianabos is not an “independent director” as defined by the Nasdaq rules as a result of his position as our previous Chief Executive Officer from April 2016 to September 2022. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services.

Homology’s Independent Public Accounting Firm

Homology’s independent public accounting firm was Deloitte & Touche LLP, Boston, MA, PCAOB Auditor ID 34.

Homology incurred the following fees from Deloitte & Touche LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2023 and 2022.

	2023	2022
	(in thousands)
Audit Fees (1)	$1,253	$949
Audit-Related Fees (2)	—	—
Tax Fees (3)	68	34
All Other Fees (4)	2	2

	$1,322	$985

(1)

For 2023 and 2022, audit fees consisted of fees for the audit of Homology’s consolidated financial statements, the review of the unaudited interim financial statements included in Homology’s quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements and services associated with the issuance of comfort letters and the issuance of consents on registration statement

(2)	Audit-related fees consist of services that are reasonably related to the performance of the audit or review of Homology’s financial statements. There were no such fees incurred in 2023 or 2022.
(3)	Tax Fees consist of fees for tax compliance, advice and tax planning and includes fees for tax return preparation.
(4)	All other fees consisted of an annual license fee for use of accounting research software.

Audit Committee Pre-approval Policy and Procedures

Homology’s Audit Committee had adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that Homology will not engage Deloitte & Touche LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Homology’s independent auditor had received general pre-approval under the Pre-Approval Policy, it required specific pre-approval by Homology’s Audit Committee or by a designated member of Homology’s Audit Committee to whom the committee had delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts would also require specific pre-approval. For both types of pre-approval, Homology’s Audit Committee would consider whether such services were consistent with the SEC’s rules on auditor independence. The Audit Committee would also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with Homology’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance Homology’s ability to manage or control risk or improve audit quality. All such factors would be considered as a whole, and no one factor would necessarily be determinative. On an annual basis, Homology’s Audit Committee reviewed and generally pre-approved the services (and related fee levels or budgeted amounts) that may be provided by Deloitte & Touche LLP without first obtaining specific pre-approval from Homology’s Audit Committee. Homology’s Audit Committee had the ability to revise the list of general pre-approved services from time to time, based on subsequent determinations.

During Homology’s 2023 and 2022 fiscal years, no services were provided to Homology by Deloitte & Touche LLP other than in accordance with the Pre-Approval Policy and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

		Incorporation by Reference
Exhibit Number	Description	Form	File No	Exhibit	Filing Date	Filed Herewith

2.1*	Agreement and Plan of Merger, dated as of November 16, 2023, by and among Homology Medicines, Inc., Kenobi Merger Sub, Inc. and Q32 Bio Inc.	S-4	333-276093	2.1	12/18/2023

3.1	Restated Certificate of Incorporation, as currently in effect.	8-K	001-38433	3.1	4/3/18

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company—reverse stock split and authorized share increase, dated March 25, 2024.	8-K	001-38433	3.1	3/26/2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company—name change, dated March 25, 2024	8-K	001-38433	3.2	3/26/2024

3.4	Amended and Restated Bylaws, as currently in effect.	8-K	001-38433	3.1	12/18/20

4.1	Description of Registrant’s Securities.					X

10.1*	Subscription Agreement, dated November 16, 2023, by and among Q32 Bio Operations Inc. (formerly Q32 Bio Inc.) and certain parties thereto.	8-K	001-38433	10.1	3/26/2024

10.2*	Registration Rights Agreement, dated March 25, 2024, by and among Q32 Bio Operations Inc. (formerly Q32 Bio Inc.) and certain parties thereto.	8-K	001-38433	10.2	3/26/2024

10.3	Form of Lock-Up Agreement.	8-K	001-38433	10.3	3/26/2024

10.4	Contingent Value Rights Agreement dated March 23, 2024, by and between Homology Medicines Inc. and Equiniti Trust Company, LLC.	8-K	001-38433	10.4	3/26/2024

10.5	Form of Indemnification Agreement for Officers of Q32 Bio Inc.	8-K	001-38433	10.6	3/26/2024

10.6	Form of Indemnification Agreement for Directors of Q32 Bio Inc.	8-K	001-38433	10.7	3/26/2024

10.7#	Q32 Bio Inc. 2017 Stock Incentive Plan, and form of award agreements thereunder.	8-K	001-38433	10.8	3/26/2024

10.8#	Q32 Bio Inc. 2024 Stock Option and Incentive Plan, and form of award agreements thereunder.	8-K	001-38433	10.9	3/26/2024

10.9#	Q32 Bio Inc. 2024 Employee Stock Purchase Plan.	8-K	001-38433	10.10	3/26/2024

10.10#	Q32 Bio Inc. Non-Employee Director Compensation Policy.	8-K	001-38433	10.11	3/26/2024

10.11#	Q32 Bio Inc. Senior Executive Cash Incentive Bonus Plan.	8-K	001-38433	10.12	3/26/2024

10.12	Q32 Bio Inc. Warrant to Purchase Common Stock dated December 11, 2020.	8-K	001-38433	10.13	3/26/2024

10.13	Q32 Bio Inc. Warrant to Purchase Common Stock dated July 12, 2023.	8-K	001-38433	10.14	3/26/2024

10.14#	Employment Agreement between Q32 Bio Inc. and Jodie Morrison, dated March 25, 2024.	8-K	001-38433	10.15	3/26/2024

10.15#	Employment Agreement between Q32 Bio Inc. and Lee Kalowski, dated March 25, 2024.	8-K	001-38433	10.16	3/26/2024

10.16#	Employment Agreement between Q32 Bio Inc. and Jason Campagna, dated March 25, 2024.	8-K	001-38433	10.17	3/26/2024

10.17#	Employment Agreement between Q32 Bio Inc. and Shelia Violette, dated March 25, 2024.	8-K	001-38433	10.18	3/26/2024

10.18*†	Asset Purchase Agreement, dated August 12, 2022, by and between Q32 Bio Inc. and Horizon Therapeutics Ireland DAC.	S-4	333-276093	10.36	12/18/2023

10.19*†	Collaboration and Option Agreement, dated August 12, 2022, by and between Q32 Bio Inc. and Horizon Therapeutics Ireland DAC.	S-4	333-276093	10.37	12/18/2023

10.20†	Termination Agreement, dated November 10, 2023, between Q32 Bio Inc. and Horizon Therapeutics DAC.	S-4	333-276093	10.38	12/18/2023

10.21*†	Exclusive License Agreement, dated August 9, 2017, between Q32 Bio Inc. and The Regents of the University of Colorado.	S-4	333-276093	10.39	12/18/2023

10.22†	First Amendment to the Exclusive License Agreement, dated February 8, 2017, between Q32 Bio Inc. and The Regents of the University of Colorado.	S-4	333-276093	10.40	12/18/2023

10.23†	Second Amendment to the Exclusive License Agreement, dated September 27, 2018, between Q32 Bio Inc. and The Regents of the University of Colorado.	S-4	333-276093	10.41	12/18/2023

10.24†	Third Amendment to the Exclusive License Agreement, dated April 9, 2019, between Q32 Bio Inc. and The Regents of the University of Colorado.	S-4	333-276093	10.42	12/18/2023

10.25*†	License Agreement, dated as of September 14, 2019, between Q32 Bio Inc. and Bristol-Myers Squibb Company.	S-4	333-276093	10.43	12/18/2023

10.26†	First Amendment to License Agreement, dated as of August 13, 2021, between Q32 Bio Inc. and Bristol-Myers Squibb Company.	S-4	333-276093	10.44	12/18/2023

10.27	Second Amendment to License Agreement, dated as of July 26, 2022, between Q32 Bio Inc. and Bristol-Myers Squibb Company.	S-4	333-276093	10.45	12/18/2023

10.28†	Third Amendment to License Agreement, dated as of July 26, 2022, between Q32 Bio Inc. and Bristol-Myers Squibb Company.	S-4	333-276093	10.46	12/18/2023

10.29*	Lease Agreement, dated March 20, 2021, by and between Q32 Bio Inc. and PPF OFF 828-830 WINTER STREET LLC.	S-4	333-276093	10.47	12/18/2023

10.30*	Loan and Security Agreement, dated as of December 11, 2020, by and between Q32 Bio Inc. and Silicon Valley Bank, as amended.	S-4	333-276093	10.48	12/18/2023

10.31	First Amendment to Loan and Security Agreement, dated December 30, 2021, by and between Q32 Bio Inc. and Silicon Valley Bank.	S-4	333-276093	10.49	12/18/2023

10.32	Second Amendment to Loan and Security Agreement, dated June 30, 2022, by and between Q32 Bio Inc. and Silicon Valley Bank.	S-4	333-276093	10.50	12/18/2023

10.33*	Third Amendment to Loan and Security Agreement, dated August 10, 2022, by and between Q32 Bio Inc. and Silicon Valley Bank.	S-4	333-276093	10.51	12/18/2023

10.34*	Fourth Amendment to Loan and Security Agreement, dated December 21, 2022, by and between Q32 Bio Inc. and Silicon Valley Bank.	S-4	333-276093	10.52	12/18/2023

10.35*	Fifth Amendment to Loan and Security Agreement, dated April 26, 2023, by and between Q32 Bio Inc. and Silicon Valley Bank.	S-4	333-276093	10.53	12/18/2023

10.36*	Sixth Amendment to Loan and Security Agreement, dated July12, 2023, by and between Q32 Bio Inc. and Silicon Valley Bank.	S-4	333-276093	10.54	12/18/2023

10.37	Seventh Amendment to Loan and Security Agreement, dated November 2, 2023, by and between Q32 Bio Inc. and Silicon Valley Bank.	S-4	333-276093	10.55	12/18/2023

10.38*	Consent and Eighth Amendment to Loan and Security Agreement, by and between Q32 Bio, Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated March 21, 2024.	8-K	001-38433	10.5	3/26/2024

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	10-K	001-38433	23.1	3/13/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38433	31.1	3/13/2024

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-38433	31.2	3/13/2024

31.3	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38433	32.1	3/13/2024

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38433	32.2	3/13/2024

97.1#	Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the registrant treats as private or confidential.

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*

Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) or 601(a)(5), as applicable, of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

**

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

(b) Financial Statements:

Financial Statements are not included in this Amendment. See the consolidated financial statements of Homology Medicines, Inc. included in Part II, Item 8 of the Annual Report.

(c) Financial Statements Schedules:

Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q32 Bio Inc.

Date: April 12, 2024	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director