Form 10-Q
period 2024-06-30
Q32 Bio Inc.
filed 2024-08-08
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 12,059,786 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We face competition from entities that have developed or may develop programs for the diseases we plan to address with bempikibart, ADX-097 or other product candidates.
•
Bempikibart, ADX-097 and our other product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

•
our ability to achieve and sustain profitability in the future;
•
our strategies, prospects, plans, expectations or objectives of management for our future operations;
•
estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•
our estimates of and anticipated use of our existing cash, cash equivalents and marketable securities;
•
the progress, scope or timing of the development of our product candidates;
•
our expectations surrounding the potential safety, efficacy, and regulatory and clinical progress of our product candidates, including bempikibart and ADX-097, and our anticipated milestones and timing therefor;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
our ability to achieve and maintain market acceptance and adoption of our product candidates;
•
the benefits that may be derived from any of our future products or the commercial or market opportunity with respect to any of our future products;
•
our ability to maintain patent protection for our product candidates and protect our intellectual property rights;
•
our ability to successfully compete against other companies developing similar products to ours;
•
our anticipated operations, financial position, ability to raise capital to fund our operations, revenues, costs or expenses;
•
our ability to retain our key executives and to attract and retain highly qualified personnel;
•
our ability to successfully protect against cyber-attacks, security breaches and other disruptions to our information technology systems;
•
our ability to establish and maintain an effective system of internal controls over financial reporting;
•
the effect of uncertainties related to economic downturns, public health crises, and other macroeconomic conditions;
•
our reliance on third parties in the supply and manufacture of our product candidates;
•
the impact of applicable laws and regulations, whether in the U.S. or foreign jurisdictions, and any changes thereto;
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

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	46

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	89
Item 5.	Other Information	89
Item 6.	Exhibits	90
Signatures		91

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$97,661	$25,617
Short-term investments	9,986	—
Prepaid expenses and other current assets	3,973	3,099
Total current assets	111,620	28,716
Equity investment	3,275	—
Property and equipment, net	1,553	1,782
Right-of-use asset, operating leases	6,016	6,301
Restricted cash and restricted cash equivalents	647	5,647
Other noncurrent assets	1,096	4,611
Total assets	$124,207	$47,057
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$2,484	$3,468
Accrued expenses and other current liabilities	11,020	9,763
CVR liability	3,690	—
Venture debt, current portion	—	878
Total current liabilities	17,194	14,109
Lease liability, net of current portion	5,948	6,248
Venture debt, net of current portion	12,554	4,581
Convertible notes	—	38,595
Other noncurrent liabilities	55,000	55,000
Total liabilities	90,696	118,533
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.0001 par value, no shares and 2,286,873 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (liquidation preference of $47,629 at December 31, 2023)	—	47,458
Series A-1 convertible preferred stock, $0.0001 par value, no shares and 312,094 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023, respectively (liquidation preference of $5,753 as of December 31, 2023)	—	4,132
Series B convertible preferred stock, $0.0001 par value, no shares and 2,625,896 shares authorized, issued and outstanding at June 30, 2024 and December 31, 2023, respectively (liquidation preference of $60,000 as of December 31, 2023)	—	59,855
Total convertible preferred stock	—	111,445
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 400,000,000 shares authorized, 11,995,206 and 359,569 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	236,540	4,159
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(203,030)	(187,081)
Total stockholders’ equity (deficit)	33,511	(182,921)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$124,207	$47,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration arrangement revenue	$—	$3,205	$—	$6,152
Operating expenses:
Research and development	13,411	8,017	23,252	15,927
General and administrative	4,508	2,463	9,510	4,873
Total operating expenses	17,919	10,480	32,762	20,800
Loss from operations	(17,919)	(7,275)	(32,762)	(14,648)
Change in fair value of convertible notes	—	1,303	15,890	1,260
Other income (expense), net	2,390	165	2,548	743
Total other income (expense), net	2,390	1,468	18,438	2,003
Loss before provision for income taxes	(15,529)	(5,807)	(14,324)	(12,645)
Loss from equity method investment	(1,449)	—	(1,625)	—
Net loss	$(16,978)	$(5,807)	$(15,949)	$(12,645)
Net loss per share—basic	$(1.42)	$(16.69)	$(2.46)	$(36.52)
Net loss per share—diluted	$(1.42)	$(16.69)	$(4.44)	$(36.52)
Weighted-average common shares—basic	11,964,224	347,936	6,479,752	346,288
Weighted-average common shares—diluted	11,964,224	347,936	7,149,202	346,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(16,978)	$(5,807)	$(15,949)	$(12,645)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities, net	4	—	(1)	—
Total other comprehensive gain (loss)	4	—	(1)	—
Comprehensive loss	$(16,974)	$(5,807)	$(15,950)	$(12,645)

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	359,569	$1	$4,159	$—	$(187,081)	$(182,921)
Conversion of convertible preferred stock to common stock in connection with the Merger	(2,286,873)	(47,458)	(312,094)	(4,132)	(2,625,896)	(59,855)	5,224,863	1	111,444	—	—	111,445
Issuance of common stock in the pre-closing financing	—	—	—	—	—	—	1,682,045	—	42,000	—	—	42,000
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	1,433,410	—	22,705	—	—	22,705
Issuance of common stock to Homology shareholders in reverse recapitalization	—	—	—	—	—	—	3,229,633	—	64,292	—	—	64,292
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(10,013)	—	—	(10,013)
Issuance of CVR at fair value	—	—	—	—	—	—	—	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	—	—	—	—	—	—	417	—	—	417
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	—	—	—	—	1,029	1,029
Balance as of March 31, 2024	—	$—	—	$—	—	$—	11,929,520	$2	$234,824	$(5)	$(186,052)	$48,769
Issuance of common stock from option exercises	—	—	—	—	—	—	53,077	—	380	—	—	380
Issuance of common stock from RSU vesting	—	—	—	—	—	—	12,609	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,336	—	—	1,336
Other comprehensive gain	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	(16,978)	(16,978)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	11,995,206	$2	$236,540	$(1)	$(203,030)	$33,511

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	343,550	$1	$2,625	$(133,338)	$(130,712)
Issuance of common stock from option exercises	—	—	—	—	—	—	3,575	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	296	—	296
Net loss	—	—	—	—	—	—	—	—	—	(6,838)	(6,838)
Balance as of March 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	347,125	$1	$2,936	$(140,176)	$(137,239)
Issuance of common stock from option exercises	—	—	—	—	—	—	2,143	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	310	—	310
Net loss	—	—	—	—	—	—	—	—	—	(5,807)	(5,807)
Balance as of June 30, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	349,268	$1	$3,261	$(145,983)	$(142,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,949)	$(12,645)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount and issuance costs	95	50
Amortization of premium on short-term investments	(206)	—
Depreciation expense	244	251
Stock-based compensation expense	1,753	606
Non-cash lease expense	285	268
Loss from equity method investment	1,625	—
Change in fair value of CVR liability	(1,390)	—
Change in fair value of convertible notes	(15,890)	(1,260)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	215	(20)
Other noncurrent assets	(596)	45
Accounts payable	(1,547)	(733)
Operating lease liability	(492)	(231)
Accrued expenses and other current liabilities	(4,912)	(4,042)
Deferred revenue	—	(6,152)
Net cash used in operating activities	(36,765)	(23,863)
Cash flows from investing activities:
Purchases of property and equipment	(15)	(4)
Maturities of short-term investments	10,000	—
Net cash provided by (used in) investing activities	9,985	(4)
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	7,000	—
Proceeds from issuance of common stock in pre-closing financing	42,000	—
Cash acquired in connection with reverse recapitalization	53,158	—
Payment of reverse recapitalization transaction costs	(8,714)	—
Proceeds from exercise of common stock options	380	30
Net cash provided by financing activities	93,824	30
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	67,044	(23,837)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	31,264	49,540
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$98,308	$25,703
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$338	$196
Short-term investments acquired in connection with reverse recapitalization	$19,905	$—
Issuance of CVR at fair value	$180	$—

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

Merger with Homology

On March 25, 2024, Kenobi Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Homology Medicines, Inc. (“Homology”), completed its merger with and into Q32 Bio Operations Inc. (previously named Q32 Bio Inc. and referred to herein as “Legacy Q32”), with Legacy Q32 continuing as the surviving entity as a wholly-owned subsidiary of Homology. This transaction is referred to as the “Merger.” Homology changed its name to Q32 Bio Inc., and Legacy Q32, which remains as a wholly-owned subsidiary of the Company, changed its name to Q32 Bio Operations, Inc. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 16, 2023, by and among Homology, Legacy Q32, and Merger Sub. In connection with the Merger Agreement, certain parties entered into a subscription agreement with the Company to purchase shares of Legacy Q32’s common stock for an aggregate purchase price of $42.0 million (the “Pre-Closing Financing”).

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

As of June 30, 2024, the Company had an accumulated deficit of $203.0 million and cash, cash equivalents and short-term investments of $107.6 million. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the six months ended June 30, 2024, the Company incurred a net loss of $15.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of June 30, 2024, and consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these unaudited condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the fair value of the common stock and convertible notes prior to the effective date of the Merger, the fair value of CVR liability, and the accruals of research and development expenses. The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	June 30,
	2024	2023
Cash and cash equivalents	$97,661	$20,056
Restricted cash and cash equivalents	647	5,647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$98,308	$25,703

Short-Term Investments

Short-term investments represent holdings of available-for-sale marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments have maturities of greater than 90 days at the time of purchase and mature within one year from the balance sheet date. Investments in marketable securities are recorded at fair value, with any unrealized gains and losses reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying security. Such amortization and accretion, together with interest on securities, are included in interest income in the Company’s condensed consolidated statements of operations. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of other income.

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

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

Investments in Equity Securities

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

The Company uses the cost method to account for an investment in an entity in which it does not have the ability to exercise significant influence over operating and financial policies. Investments recorded using the cost method will be assessed for any decrease in value that has occurred that is other than temporary and the other than temporary decrease in value shall be recognized.

As and when circumstances and facts change, the Company will evaluate the Company’s ability to significantly influence operational and financial policy to establish a basis for converting the investment accounted for using the cost method to the equity method of accounting and vice versa.

At June 30, 2024, the Company accounted for its investment in Oxford Biomedica (US) LLC (“OXB (US) LLC”) using the cost method (see Note 6).

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this update improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. All disclosure requirements of the update are required for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company adopted this standard as of January 1, 2024. The Company has determined that adopting the amendments in ASU 2023-07 only impacts its disclosures and does not have a material impact on its consolidated financial position or the results of its operations.

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

In addition, the Company recognized $2.1 million in personnel cost related to severance payments and retention bonuses to Homology employees and this amount was recorded in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2024. The Company also incurred transaction costs of $10.0 million and this amount is recorded in additional paid-in capital in the accompanying unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the six months ended June 30, 2024.

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

The Company believes that the achievement of the milestones outlined in the CVR agreement related to Homology’s HMI-103, HMI-204, capsids and AAVHSC platform are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the licensors of such assets and are based on the licensors of such assets progressing the in-process research and development assets, and in the case of one of the draft agreements, to certain milestones. As of the date of the Merger, the Company recorded a CVR liability of $0.2 million on the balance sheet relating to such contingent payments.

For the portion of the CVR agreement that is related to Homology's equity interest in OXB (US) LLC, the Company recorded a CVR liability of $4.9 million representing its estimated fair value as of the date of the Merger. Pursuant to the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC, at any time following the three-year anniversary of the closing of the transaction between OXB (US) LLC and the Company (formerly known as Homology Medicines, Inc.) on March 10, 2022, (i) OXB (US) LLC will have an option to cause the Company to sell and transfer to OXB (US) LLC, and (ii) the Company will have an option to cause OXB (US) LLC to purchase from the Company, in each case, all of the Company’s equity ownership interest in OXB (US) LLC based on a predetermined multiple of revenue for the immediately preceding 12-month period (together, the “Options”), subject to a maximum amount of $74.1 million. The Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability. For each simulated path of future revenue, a market approach using the predetermined revenue multiple was employed to determine the future value of the equity interest, which was then discounted to present value using OXB (US) LLC's estimated cost of debt.

4. Short-Term Investments

The Company may invest its excess cash in fixed income instruments denominated and payable in U.S. dollars, including U.S. treasury securities, commercial paper, corporate debt securities and asset-backed securities in accordance with the Company’s investment policy that primarily seeks to maintain adequate liquidity and preserve capital.

The following table summarizes the Company’s short-term investments as of June 30, 2024 (in thousands):

As of June 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
US Treasury securities	$9,987	$—	$(1)	$9,986
Total	$9,987	$—	$(1)	$9,986

The Company did not have any short-term investments as of December 31, 2023.

The Company utilizes the specific identification method in computing realized gains and losses. Unrealized holding gains or losses for the period that have been included in accumulated other comprehensive income, as well as gains and losses reclassified out of accumulated other comprehensive income into other income, net, were not material to the Company’s unaudited condensed consolidated statements of operations. The Company had no realized gains and losses on its available-for-sale securities for the three and six months ended June 30, 2024. The contractual maturity dates of all of the Company’s investments are less than one year.

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of June 30, 2024.

5. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of June 30, 2024 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 are summarized as follows (in thousands):

Description	Balance as of June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$96,897	$96,897	$—	$—
Total cash equivalents	$96,897	$96,897	$—	$—
Short-term investments:
US Treasury securities	$9,986	$—	$9,986	$—
Total short-term investments	$9,986	$—	$9,986	$—
Total financial assets	$106,883	$96,897	$9,986	$—
Liabilities
CVR liability	$3,690	$—	$—	$3,690
Total financial liabilities	$3,690	$—	$—	$3,690

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 are summarized as follows (in thousands):

Description	Balance as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$24,100	$24,100	$—	$—
Total cash equivalents	$24,100	$24,100	$—	$—
Restricted cash equivalents:
Money market funds	$5,000	$5,000	$—	$—
Total restricted cash equivalents	$5,000	$5,000	$—	$—
Total financial assets	$29,100	$29,100	$—	$—
Liabilities
Convertible notes	$38,595	$—	$—	$38,595
Total financial liabilities	$38,595	$—	$—	$38,595

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

The CVR liability had an estimated fair value of $3.7 million as of June 30, 2024. The Company recorded in other income (expense), net, $1.4 million for the change in estimated fair value during the six months ended June 30, 2024.

During the three and six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2024 and 2023.

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

Upon closing of the Merger, Legacy Q32 converted the outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a gain of $15.9 million on the change in the fair value prior to the conversion of convertible notes is reflected in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024 (see Note 11).

6. Investment in Equity Securities

As part of the Merger, the Company obtained Homology's 20% equity interest in OXB (US) LLC, an AAV vector process development and manufacturing services company. At that time, the Company had significant influence over, but did not control, OXB (US) LLC through its noncontrolling representation on OXB (US) LLC’s board of directors and the Company’s equity interest in OXB (US) LLC. Accordingly, the Company did not consolidate the financial statements of OXB (US) LLC and accounted for its investment using the equity method of accounting.

The Company recorded its equity method investment in OXB (US) LLC at fair value upon the effective date of the Merger. The fair value of the equity method investment was determined based on the market approach. This approach estimated the fair value of OXB (US) LLC based on the implied value for the entity, including the Options (as defined in Note 3 above), for a controlling interest in OXB (US) LLC at the entity’s formation. As part of its fair value analysis, the Company determined that the Options are embedded in the Company’s ownership units of OXB (US) LLC because the Options are not legally detachable or separately exercisable. Accordingly, the equity method investment and the Options represent one unit of account and the fair value recorded reflects the value of the equity interest and the Options (refer to Note 3 for more information for how the fair value was determined).

As a result of transactions by OXB (US) LLC, the Company’s investment was diluted to a 10% equity interest in OXB (US) LLC on May 22, 2024, and the Company no longer has the ability to exert significant influence over the operating and financial policies of OXB (US) LLC. The Company discontinued the equity method of accounting for the investment in OXB (US) LLC on May 22, 2024 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321, Investments—Equity Securities (“ASC 321”) at the date the investment no longer qualifies for the equity method of accounting. The Company recorded the equity instrument at fair value and applied the measurement alternative under ASC 321 such that the Company would not change the amount recorded for the equity instrument unless the Company identified observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument was otherwise deemed to be impaired. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of June 30, 2024, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that there was no impairment.

Prior to May 22, 2024, the Company was recording its share of income or losses from OXB (US) LLC on a quarterly basis under the equity method of accounting. For the three months ended June 30, 2024, the Company recorded $1.4 million, representing its share of OXB (US) LLC’s net loss for the period of April 1, 2024 through May 22, 2024.

As of June 30, 2024, the carrying value of the equity investment was $3.3 million.

7. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	341
Computer equipment	90	85
Leasehold improvements	940	940
Total property and equipment	2,763	2,748
Less accumulated depreciation	(1,210)	(966)
Property and equipment, net	$1,553	$1,782

Depreciation expense for the three and six months ended June 30, 2024 was approximately $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.3 million, respectively for the three and six months ended June 30, 2023. No impairment losses occurred in the six months ended June 30, 2024 and 2023. The Company had no losses on disposal of fixed assets for the six months ended June 30, 2024 and 2023.

8. Prepaid Expenses, Other Current Assets and Other Noncurrent Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	June 30, 2024	December 31, 2023
Payroll tax credit	$563	$755
Prepaid external research and development	2,377	1,834
Prepaid expenses	982	427
Other	51	83
Total prepaid expenses and other current assets	$3,973	$3,099

Other noncurrent assets consisted of the following as of (in thousands):

	June 30, 2024	December 31, 2023
Deferred transaction costs	$—	$3,912
Prepaid external research and development - long term	1,084	676
Other	12	23
Total other noncurrent assets	$1,096	$4,611

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	June 30, 2024	December 31, 2023
Accrued external research and development	$3,614	$3,578
Accrued compensation and related expenses	4,078	3,003
Accrued taxes payable	36	316
Operating lease liability, current	1,351	538
Accrued professional services and other	1,941	2,328
Total accrued expenses and other current liabilities	$11,020	$9,763

10. Commitments and Contingencies

As of June 30, 2024, the Company has several ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

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

As of June 30, 2024, the Company’s headquarters lease had a weighted-average remaining lease term of 7.5 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$6,016	$6,301
Total operating lease right-of-use assets	$6,016	$6,301
Liabilities:
Current:
Operating lease liabilities	$1,351	$538
Noncurrent:
Operating lease liabilities, net of current portion	5,948	6,248
Total operating lease liabilities	$7,299	$6,786

The following table summarizes operating lease costs for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30,
	2024	2023
Fixed lease costs	$514	$500
Variable lease costs	21	37
Total lease costs	$535	$537

Variable lease costs were primarily related to operating expenses, taxes and insurances associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of June 30, 2024 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2024	$1,290
2025	1,060
2026	1,092
2027	1,124
2028	1,158
Thereafter	3,687
Total minimum lease payments	9,411
Less imputed interest	(2,112)
Total lease liability	$7,299
Lease liability, current portion	1,351
Lease liability, net of current portion	5,948
Total	$7,299

Prior to the Merger, Homology was subleasing office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB (US) LLC that is scheduled to expire in December 2024. During the first quarter of 2024, prior to the Merger, Homology had fully abandoned the space and accordingly, had shortened the remaining useful of its right-of-use asset to equal the time remaining until the planned abandonment date. At the effective time of the Merger, the Company recorded a liability of approximately $1.0 million representing the present value of the future minimum lease payments due under this sublease. As of June 30, 2024, this amount is approximately $0.8 million and is included in accrued expenses and liabilities on the Company's condensed consolidated balance sheet as the amount will be fully paid within one year, and in the table above.

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

During the three and six months ended June 30, 2024 and 2023, the Company had zero research and development expense for any milestone related to the Colorado License Agreement. The financial statements as of June 30, 2024 and December 31, 2023 do not include liabilities with respect to royalty fees on the license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not yet probable.

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

As of June 30, 2024, no events have occurred that would require payment of the milestones, royalties or sublicense fees. On July 1, 2024, a $4.0 million development milestone became payable to BMS pursuant to the BMS License Agreement, which the Company paid in July 2024.

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

11. Debt

Venture Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“Loan Agreement”) for a lending facility of up to $25 million. The Company received $5.0 million upon execution of the Agreement (“2020 Term A Loan Advance”) and had the ability to draw up to $20.0 million in three separate term loan advances if certain performance milestones are met. The term loan bears interest at an annual rate equal to the greater of the prime rate or 3.25%. The Loan Agreement provides for interest-only payments until April 30, 2022, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on July 1, 2022 through December 1, 2023. The commencement of principal payments and the maturity date will be deferred by one year upon the occurrence of a contingent event. In addition, the Company paid a fee of $0.1 million upon closing and is required to pay a fee of 2.0% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the principal balance, and all accrued and unpaid interest, and a prepayment premium. In connection with the Loan Agreement, the Company granted the lender a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. If the Company fails to make payments when due or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition. The Company was in compliance with all covenants at June 30, 2024.

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

On July 19, 2024, a ninth amendment to the Loan Agreement was entered into with the lender that extends the interest-only period through July 1, 2025 followed by 24 equal monthly payments of principal plus interest. The loan matures on July 1, 2027.

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

Interest expense was $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 11.72% and 10.42%, respectively, at each of June 30, 2024 and December 31, 2023. The components of the long-term debt balance are as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal amount of term loans	$12,500	$5,500
Unamortized debt discount and issuance costs	54	(41)
Carrying amount	12,554	5,459
Less current portion	—	(878)
Long-term debt, net	$12,554	$4,581

Convertible Notes

On May 20, 2022, the Company entered into an agreement with the existing investors of the Company to issue, and for the existing investors to purchase, the Convertible Notes for up to an aggregate of $30.0 million. The Convertible Notes bear interest at 5.0% per annum. The Convertible Notes become due on demand of the Convertible Noteholders one year from the date of issuance. On April 27, 2023, the Company amended the maturity dates for the Convertible Notes. On May 20, August 5 and December 23, 2022, the Company received $8.3 million, $5.0 million, and $16.7 million, respectively, in exchange for issuance of the Convertible Notes. Interest expense was $0.3 million for the six months ended June 30, 2024, and $0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively. There was no interest expense recorded for the three months ended June 30, 2024, as the Convertible Notes converted into share of common stock in March 2024 per the Merger (see discussion below and in Note 1).

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

The Company elected to account for the Convertible Notes at fair value where changes in fair value of the notes are measured through the condensed consolidated statements of operations until settlement. Subsequent to December 31, 2023 and per the Merger further discussed in Note 1, the Convertibles Notes converted into 1,433,410 shares of common stock. The Company recorded a gain on the change in fair value prior to the conversion of the Convertible Notes of $15.9 million in other income (expense) during the six months ended June 30, 2024.

As the Convertible Notes were settled with equity securities subsequent to December 31, 2023 but prior to the issuance of the financial statements, per FASB ASC Topic 470, Debt, the Company recorded the Convertible Notes at the fair value totaling $38.6 million as a long-term liability on its consolidated balance sheet as of December 31, 2023. The Company recorded in other income (expense), $1.3 million related to the change in estimated fair value during the three and six months ended June 30, 2023.

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

13. Common Stock

As of June 30, 2024, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of June 30, 2024	As of December 31, 2023
Shares reserved upon the conversion of authorized Series A preferred stock	—	2,286,873
Shares reserved upon the conversion of authorized Series A-1 preferred stock	—	312,094
Shares reserved upon the conversion of authorized Series B preferred stock	—	2,625,896
Shares reserved for future issuance under the 2017 Stock Incentive Plan	—	56,065
Shares reserved for future issuance under the 2024 Stock Incentive Plan	1,749,570	—
Shares reserved for future issuance under the 2024 Employee Stock Purchase Plan	120,836	—
Shares reserved upon the conversion of the convertible notes	—	1,433,411
Shares reserved for stock option exercises	2,152,513	1,112,275
Shares reserved for warrants	18,144	18,144
	4,041,063	7,844,758

14. Stock-Based Compensation

2017 Stock Option and Grant Plan

Legacy Q32 adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of June 30, 2024, there were no additional shares available for future grant under the 2017 Plan.

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

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The number of shares of common stock initially available for issuance under the 2024 Plan was 2,839,888 shares of common stock. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of June 30, 2024, there were 1,749,570 shares available for future grant under the 2024 Plan.

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

There were no shares issued under the 2024 ESPP during the six months ended June 30, 2024.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,112,275	$7.50	6.87	$10,712
Assumed in reverse recapitalization	32,685	$7.56
Granted	1,060,630	$17.09
Exercised	(53,077)	$7.16
Cancelled	—	$—
Outstanding at June 30, 2024	2,152,513	$12.33	8.23	$11,998
Vested and expected to vest at June 30, 2024	2,152,513	$12.33	8.23	$11,998
Exercisable at June 30, 2024	691,080	$7.11	5.71	$7,135

The per share weighted-average grant date fair value per share of options granted in the six months ended June 30, 2024 was $13.23. The total fair value of options vested during the six months ended June 30, 2024 was $0.8 million. As of June 30, 2024, total unrecognized compensation costs to the unvested stock options were approximately $15.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock-Based Compensation Expense

For the purpose of calculating stock-based compensation, the Company estimates the fair value of stock options using the Black-Scholes option-pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates.

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate range	4.21%	3.59% – 3.93%	4.21% – 4.24%	3.59% – 3.93%
Expected dividend rate	— %	— %	— %	— %
Expected term (years) range	6.11	5.45 - 6.12	5.85 – 6.11	5.45 – 6.12
Expected stock price volatility range	92.2%	89.1% – 89.8%	92.0% – 92.2%	88.9% – 89.8%

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

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$386	$133	$543	$242
General and administrative	950	177	1,210	364
Total stock-based compensation expense	$1,336	$310	$1,753	$606

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

As of June 30, 2024, the Company has received $55.0 million of the $55.0 million transaction price from Horizon. In October 2023, Amgen Inc. (“Amgen”) completed its acquisition of Horizon Therapeutics public limited company (“Horizon plc”). Following the closing of Amgen’s acquisition of Horizon plc, the Company agreed with Amgen to mutually terminate the Horizon Agreements and in November 2023, the Company and Horizon entered into a termination agreement (the “Horizon Termination Agreement”), pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, the Company retained all initial consideration and development funding received under the Horizon Collaboration Agreement (as defined below) and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, the Company agreed to pay Horizon regulatory and sales milestones payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart.

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

16. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three and six months ended June 30, 2024 and 2023 related to services provided by these investors and board members.

No amounts were due to related parties at June 30, 2024 or December 31, 2023.

17. Income Taxes

The Company did not record a tax provision or benefit for the three and six months ended June 30, 2024 and 2023.

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

18. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net income (loss) per share, only potential shares of common stock that are dilutive are included. The Company considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or antidilutive. The Company made such determination in sequence from the most dilutive to the least dilutive and concluded that its Convertible Notes are dilutive to net income per share for the six months ended June 30, 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, the Company applied the if-converted method to determine the effect of its Convertible Notes on the diluted earnings per share calculations. Pursuant to such method, the Company adjusted the numerator for the gains or losses recognized during the period in net income from the Convertible Notes and the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the Convertible Notes were converted as of the beginning the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)-basic	$(16,978)	$(5,807)	$(15,949)	$(12,645)
Net income (loss)-diluted	$(16,978)	$(5,807)	$(31,749)	$(12,645)
Denominator:
Weighted-average common shares outstanding-basic	11,964,224	347,936	6,479,752	346,288
Dilutive securities	—	—	669,450	—
Weighted-average common shares outstanding-diluted	11,964,224	347,936	7,149,202	346,288

Net income (loss) per share-basic	$(1.42)	$(16.69)	$(2.46)	$(36.52)
Net income (loss) per share-diluted	$(1.42)	$(16.69)	$(4.44)	$(36.52)

For the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2023, the Company’s potentially dilutive securities, which include convertible preferred stock, convertible notes, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series A convertible preferred stock	—	2,286,873	—	2,286,873
Series A-1 convertible preferred stock	—	312,094	—	312,094
Series B convertible preferred stock	—	2,625,896	—	2,625,896
Options to purchase common stock	2,152,513	1,080,372	2,152,513	1,080,372
Warrants to purchase common stock	18,144	—	18,144	—

In addition, during the year ended December 31, 2022, Legacy Q32 issued the Convertible Notes with a principal balance of $30.0 million. As described in Note 11, the Convertible Notes contained conversion features whereby the Convertible Notes and any accrued interest may have converted into either a variable number of shares of common stock or into shares of Series B preferred stock based on a fixed exchange ratio. Any shares of Series B preferred stock issued to settle the Convertible Notes would then be convertible into shares of common stock. The Convertible Notes were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2023, because including them would have had an anti-dilutive effect. Per the Merger further discussed in Note 1, the Convertible Notes converted into 1,433,410 shares of common stock at the effective date of the Merger.

19. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2024 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2024 and events which occurred subsequently but were not recognized in the financial statements.

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

Bempikibart (ADX-914), our most advanced product candidate, is a fully human anti–interleukin-7 receptor alpha, or IL-7Rα, antagonist monoclonal antibody designed to re-regulate adaptive immune function by blocking signaling mediated by interleukin-7, or IL-7, and thymic stromal lymphopoietin, or TSLP. Bempikibart is being studied in two double-blind, placebo-controlled Phase 2 clinical trials designed to establish proof of clinical concept and evaluate our selected Phase 2 dose. One trial is evaluating the use of bempikibart for the treatment of atopic dermatitis, or AD, and one for the treatment of alopecia areata, or AA. We have completed enrollment in both trials and are on track to report topline data from both Phase 2 clinical trials in the fourth quarter of 2024.

ADX-097, the lead product candidate from our complement inhibitor platform, is a humanized anti-C3d monoclonal antibody, or mAb, fusion protein. ADX-097 is designed to restore complement regulation – an integral part of the innate immune system – through a tissue targeted mechanism. ADX-097 is designed to inhibit alternative pathway complement activation locally in diseased tissues where complement-mediated pathology is actively manifest. We believe ADX-097 has the potential to drive improved clinical activity and address the limitations of the currently available systemic approaches to complement inhibition, including infection risk and the need for high drug doses and frequent administration, to achieve therapeutic levels of inhibition. We are developing ADX-097 for the treatment of renal and other complement-mediated diseases of high unmet need, including lupus nephritis, or LN, immunoglobulin A nephropathy, or IgAN, complement component 3 glomerulopathy, or C3G, and anti-neutrophil cytoplasmic antibody, or ANCA-associated vasculitis, or AAV. We have completed a Phase 1 clinical trial of ADX-097 in healthy volunteers. We initiated and are enrolling patients in an open-label Phase 2 renal basket program in the first half of 2024 and expect to initiate a Phase 2 clinical trial in AAV in the first half of 2025, with initial renal basket data anticipated by the end of 2024 and topline data from both the renal basket and AAV trials anticipated in the second half of 2025.

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

In October 2023, Amgen, Inc., or Amgen, completed the acquisition of Horizon Therapeutics public limited company, or Horizon plc. Following its acquisition of Horizon plc, Legacy Q32 agreed with Amgen to mutually terminate the Horizon Agreements and in November 2023, Legacy Q32 and Horizon entered into a termination agreement, or the Horizon Termination Agreement, pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, Legacy Q32 retained the initial consideration, all development funding received under the Horizon Collaboration Agreement and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, Legacy Q32 agreed to pay Horizon regulatory and sales milestones payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart.

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

Merger with Homology and Pre-Closing Financing

On November 16, 2023, Legacy Q32 entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Homology and Kenobi Merger Sub, Inc., a wholly-owned subsidiary of Homology, or Merger Sub. The Merger was completed on March 25, 2024. Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Q32, with Legacy Q32 continuing as the surviving company and as a wholly-owned subsidiary of Homology, or the Merger. Homology changed its name to Q32 Bio Inc., or Q32, and Legacy Q32, which remains as a wholly-owned subsidiary of Q32, changed its name to Q32 Bio Operations Inc. On March 26, 2024, the combined company’s common stock began trading on the Nasdaq Global Market, or Nasdaq, under the ticker symbol “QTTB.” The business of Legacy Q32 will continue as the business of the combined company. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. In connection with the Merger Agreement, certain parties entered into a subscription agreement with us to purchase shares of our common stock for an aggregate purchase price of $42.0 million, or the Pre-Closing Financing.

On March 25, 2024, or the Closing Date, following approval by our stockholders and by Homology’s stockholders, the Pre-Closing Financing closed immediately prior to the consummation of the Merger. Shares of Legacy Q32’s common stock issued pursuant to the Pre-Closing Financing were converted into the right to receive 1,682,045 shares of Homology common stock after taking into account the Reverse Stock Split. On March 25, 2024, in connection with, and prior to the completion of the Merger, Homology effected a one-for-eighteen reverse stock split, or the Reverse Stock Split, of its then outstanding common stock. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, which was March 25, 2024, all issued and outstanding shares of the Legacy Q32’s common stock (including common stock issued upon the conversion of all Legacy Q32’s Series A, Series A-1 and Series B preferred stock, conversion of Legacy Q32 convertible notes, but excluding the common stock issued in Pre-Closing Financing) converted into the right to receive 7,017,842 shares of Homology’s common stock based on the final exchange ratio of 0.0480, or the Exchange Ratio. Lastly, each option to purchase Legacy Q32’s shares that was outstanding and unexercised immediately prior to the effective time of the Merger was converted into an option to purchase shares of Homology based on the Exchange Ratio. Immediately following the Merger, Legacy Q32 stockholders owned approximately 74.4% of the outstanding common stock of the combined company.

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

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $107.6 million. We expect that our cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements to mid-2026. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, bonuses, related benefits, and stock-based compensation expense for personnel in executive, finance, and administrative functions; professional fees for corporate legal and patent matters, consulting, accounting, and audit services; and travel expenses, insurance, technology costs and other allocated expenses. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expense. We recognize general and administrative expenses in the periods in which they are incurred. General and administrative expenses are expected to increase as we continue to operate as a public company.

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

Upon closing of the Merger, Legacy Q32 converted the outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a noncash gain of $15.9 million on the change in fair value prior to the conversion of convertible notes is reflected in the unaudited condensed consolidated statement of operation for the six months ended June 30, 2024.

Other income (expense), net

Other income (expense), net consists of interest income primarily earned on money market fund accounts and other short-term investments and interest expense related to our debt obligations. Also, we use the cost method to account for an investment in an entity in which we do not have the ability to exercise significant influence over operating and financial policies. Investments recorded using the cost method are assessed for any decrease in value that has occurred that is other than temporary and the other than temporary decrease in value is recognized in other income (expense), net.

Loss from equity method investment

We use the equity method of accounting to account for an investment in an entity that we do not control, but in which we have the ability to exercise significant influence over operating and financial policies. Our proportionate share of the net income or loss of the entity is recorded as loss from equity method investment. Prior to May 22, 2024, we accounted for our investment in OXB (US) LLC using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Collaboration arrangement revenue	$—	$3,205	$(3,205)
Operating expenses:
Research and development	13,411	8,017	5,394
General and administrative	4,508	2,463	2,045
Total operating expenses	17,919	10,480	7,439
Loss from operations	(17,919)	(7,275)	(10,644)
Change in fair value of convertible notes	—	1,303	(1,303)
Other income (expense), net	2,390	165	2,225
Total other income (expense), net	2,390	1,468	922
Loss before provision for income taxes	(15,529)	(5,807)	(9,722)
Loss from equity method investment	(1,449)	—	(1,449)
Net loss	$(16,978)	$(5,807)	$(11,171)

Collaboration Arrangement Revenue

We recognized no collaboration arrangement revenue for the three months ended June 30, 2024, compared to $3.2 million for the three months ended June 30, 2023. Legacy Q32 executed the Horizon Collaboration Agreement in August 2022 and began performing research services and recognizing revenue in the first quarter of 2023 accordingly. Upon execution of the Horizon Termination Agreement and pursuant to ASC 606, all previously recognized amounts were reversed in the fourth quarter of 2023. See further discussion under “Revenue” above.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Direct research and development expense by program:
ADX-097	$1,517	$2,230	$(713)
Bempikibart	8,059	2,736	5,323
Discovery and other	266	201	65
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	2,797	2,311	486
Indirect research and development expense	772	539	233
Total research and development expenses	$13,411	$8,017	$5,394

Research and development expenses were $13.4 million for the three months ended June 30, 2024, compared to $8.0 million for the three months ended June 30, 2023. Expenses related to our ADX-097 program decreased as the program was winding down after the completion of the Phase 1 clinical trials in 2023, including a decrease of $0.5 million in Phase 1 clinical study costs and a decrease of $0.2 million in research costs when compared to the prior year. Expenses related to our bempikibart program increased as we continued to advance both clinical trials. Specifically, costs related to manufacturing clinical trial materials increased by $3.7 million and clinical spend increased by $1.8 million as we enrolled patients in both trials. These increases were partially offset by a decrease in toxicology costs of $0.1 million as compared to the prior year.

The increase in personnel-related and consultant costs was primarily related to an increase in headcount as compared to the same period in the prior year. Personnel-related and consultant costs for the three months ended June 30, 2024 and 2023 included stock-based compensation expense of $0.4 million and $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended June 30, 2024, compared to $2.5 million for the three months ended June 30, 2023. The increase is primarily due to increased stock-based compensation expense as well as increased consulting and public company-related costs.

Change in Fair Value of Convertible Notes

Upon closing of the Merger in March 2024, Legacy Q32 converted its outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. The change in the fair value of the convertible notes was $1.3 million for the three months ended June 30, 2023.

Other Income (Expense), Net

Other income (expense), net was $2.4 million for the three months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023. Other income (expense), net for the three months ended June 30, 2024 includes the change in fair value of the CVR liability of $1.4 million, as well as interest income of $1.4 million partially offset by interest expense of $0.3 million on our venture debt. The increase in other income (expense), net is due to the change in fair value of the CVR liability that was not present in the prior year, as well as a higher average cash balance resulting in higher interest income for the three months ended June 30, 2024.

Loss from equity method investment

Prior to May 22, 2024, we accounted for our investment in OXB (US) LLC using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis. For the three months ended June 30, 2024, we recorded a loss from equity method investment of $1.5 million, representing our share of OXB (US) LLC’s net loss. See Notes 2 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Collaboration arrangement revenue	$—	$6,152	$(6,152)
Operating expenses:
Research and development	23,252	15,927	7,325
General and administrative	9,510	4,873	4,637
Total operating expenses	32,762	20,800	11,962
Loss from operations	(32,762)	(14,648)	(18,114)
Change in fair value of convertible notes	15,890	1,260	14,630
Other income (expense), net	2,548	743	1,805
Total other income (expense), net	18,438	2,003	16,435
Loss before provision for income taxes	(14,324)	(12,645)	(1,679)
Loss from equity method investment	(1,625)	—	(1,625)
Net loss	$(15,949)	$(12,645)	$(3,304)

Collaboration Arrangement Revenue

We recognized no collaboration arrangement revenue for the six months ended June 30, 2024, compared to $6.2 million for the six months ended June 30, 2023. Legacy Q32 executed the Horizon Collaboration Agreement in August 2022 and began performing research services and recognizing revenue in the first quarter of 2023 accordingly. Upon execution of the Horizon Termination Agreement and pursuant to ASC 606, all previously recognized amounts were reversed in the fourth quarter of 2023. See further discussion under “Revenue” above.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Direct research and development expense by program:
ADX-097	$2,601	$4,489	$(1,888)
Bempikibart	13,320	5,072	8,248
Discovery and other	491	464	27
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	5,479	4,776	703
Indirect research and development expense	1,361	1,126	235
Total research and development expenses	$23,252	$15,927	$7,325

Research and development expenses were $23.2 million for the six months ended June 30, 2024, compared to $15.9 million for the six months ended June 30, 2023. ADX-097 program expenses decreased due to a decrease of $1.5 million in clinical trial costs. Bempikibart program expenses increased due to higher clinical costs of $4.7 million and higher costs related to manufacturing clinical trial materials of $4.1 million. These increases were partially offset by a decrease in toxicology costs of $0.4 million as compared to the prior year.

The increase in personnel-related and consultant costs was primarily due to higher headcount. Personnel-related and consultant costs for the six months ended June 30, 2024 and 2023 included stock-based compensation expense of $0.5 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the six months ended June 30, 2024, compared to $4.9 million for the six months ended June 30, 2023. The increase is primarily due to costs associated with the Merger, including severance and retention payments to former employees of Homology, as well as other public company-related costs. General and administrative expenses include stock-based compensation expense of $1.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

Change in Fair Value of Convertible Notes

Upon closing of the Merger, Legacy Q32 converted its outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a gain of $15.9 million on the change in fair value prior to the conversion of convertible notes is reflected in the unaudited condensed consolidated statement of operation for the six months ended June 30, 2024. The change in the fair value of the convertible notes was $1.3 million for the six months ended June 30, 2023.

Other Income (Expense), Net

Other income (expense), net was $2.5 million for the six months ended June 30, 2024, compared to $0.7 million for the six months ended June 30, 2023. Other income (expense), net for the six months ended June 30, 2024 includes the change in fair value of the CVR liability of $1.4 million, as well as interest income of $1.7 million partially offset by interest expense of $0.5 million on our venture debt. The increase in other income (expense), net is due the change in fair value of the CVR liability that was not present in the prior year, as well as a higher average cash balance resulting in higher interest income for the six months ended June 30, 2024.

Loss from equity method investment

Prior to May 22, 2024, we accounted for our investment in OXB (US) LLC using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis. For the six months ended June 30, 2024, we recorded a loss from equity method investment of $1.6 million, representing our share of OXB (US) LLC’s net loss. See Notes 2 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily from proceeds from the sales of our convertible preferred stock, convertible notes, venture debt, and proceeds from the Horizon Collaboration Agreement and from the Merger with Homology and accompanying Pre-Closing Financing. From inception through June 30, 2024, we raised $111.4 million in aggregate cash proceeds, net of issuance costs, from the sales of our Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock and received payments of $55.0 million in connection with the Horizon Collaboration Agreement. We also received $30.0 million from the sales of convertible notes, $12.5 million from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology and $42.0 million pursuant to the Pre-Closing Financing. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $107.6 million.

Going Concern

We have incurred significant operating losses since inception and, as of June 30, 2024, had an accumulated deficit of $203.0 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $107.6 million. We expect that our cash, cash equivalents and short-term investments as of June 30, 2024, will be sufficient to fund our operations through mid-2026. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(36,765)	$(23,863)
Net cash provided by (used in) investing activities	9,985	(4)
Net cash provided by financing activities	93,824	30
Increase/(decrease) in cash, cash equivalents and restricted cash	$67,044	$(23,837)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the six months ended June 30, 2024, net cash used in operating activities was $36.8 million, which was primarily utilized for the funding of our operating expenses of $32.8 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart and ADX-097 programs, adjusted for non-cash expenses of $13.5 million. Non-cash expenses include a gain of $15.9 million recognized on the change in fair value prior to the conversion of convertible notes pursuant to the Merger with Homology on March 25, 2024, a gain of $1.4 million recognized on the change in fair value of the CVR liability, stock-based compensation expense of $1.7 million, loss from our equity method investment of $1.6 million, non-cash lease expenses of $0.3 million, depreciation expense of $0.2 million and amortization of premium on short-term investments of $0.2 million. The change in net operating assets and liabilities was primary attributable to a decrease in accrued expenses and other current liabilities of $4.9 million, a decrease in accounts payable of $1.5 million, an increase in other noncurrent assets of $0.6 million and a decrease in our operating lease liability of $0.5 million, partially offset by a decrease in prepaid expenses and other current assets of $0.2 million.

For the six months ended June 30, 2023, net cash used in operating activities of $23.9 million consisted of our net loss of $12.6 million and a change in net operating assets and liabilities of $11.1 million. The change in net operating assets and liabilities was primarily attributable to a decrease in deferred revenue of $6.2 million, a decrease in accrued expenses and other current liabilities of $4.0 million and a decrease in accounts payable of $0.7 million. The non-cash operating expenses consisted mainly of the change in fair value of the convertible notes of $1.3 million, stock-based compensation expense of $0.6 million, non-cash lease expenses of $0.3 million and depreciation expense of $0.3 million.

Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities consisted of maturities of short-term investments during the period since the Merger.

For the six months ended June 30, 2023, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities consisted of $53.2 million of cash acquired as part of the Merger, $42.0 million of proceeds from the issuance of common stock in the pre-closing financing and $7.0 million of proceeds from the borrowings under a new loan and security agreement, slightly offset by payments of $8.7 million of transaction costs related to the Merger.

For the six months ended June 30, 2023, net cash provided by financing activities consisted of proceeds from the exercise of common stock options.

Pre-Closing Financing

In connection with the Merger Agreement, certain third parties entered into the Pre-Closing Financing as described above under “—Recent Developments—Merger with Homology and the Pre-Closing Financing.” On the Closing Date, following approval by the stockholders of Legacy Q32 and Homology, the Pre-Closing Financing closed immediately prior to the consummation of the Merger. Shares of Legacy Q32’s common stock issued pursuant to the Pre-Closing Financing were converted into the right to receive 1,682,045 shares of Homology common stock, after taking into account the Reverse Stock Split.

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

The following table summarizes our contractual obligations and commitments as of June 30, 2024 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$13,654	$5,236	$3,655	$4,763

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

On July 1, 2024, a $4.0 million development milestone became payable to BMS pursuant to the BMS License Agreement, which we paid in July 2024.

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

Upon closing of the Merger, Legacy Q32 converted the outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a gain of $15.9 million on the change in fair value prior to the conversion of convertible notes is reflected in the condensed consolidated statement of operations for the six months ended June 30, 2024. We recorded a gain of $1.3 million related to the change in fair value of the Convertible Notes for the six months ended June 30, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 and, based on this evaluation, concluded that, due to a previously identified material weakness, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was not effective as of June 30, 2024. We previously identified a material weakness in our internal control over financial reporting related to Legacy Q32’s controls over complex accounting topics. Specifically, Legacy Q32’s accounting and internal control infrastructure did not allow for adequate review processes over complex accounting topics due to lack of sufficient personnel. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we have limited resources and do not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources to oversee our business processes and controls. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with our ongoing implementation of the remediation plan discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring operating losses since inception. Our net loss for the six months ended June 30, 2024 and 2023 was $15.9 million and $12.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Developing biotechnology products is a very long, time-consuming, expensive and uncertain process that takes years to complete. Since inception, we have funded our operations primarily through private equity and debt financings and have incurred significant recurring losses. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our clinical trials for bempikibart and ADX-097, initiate additional clinical trials, and continue to research, develop and conduct preclinical studies of our other potential product candidates, and continue to operate as a public company. In addition, if we obtain regulatory approval for any product candidate for commercial sale, including bempikibart or ADX-097, we anticipate incurring significant commercialization expenses related to product manufacturing, marketing, sales and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our current, planned and anticipated clinical trials are highly uncertain, and many of our near-term plans are subject to regulatory feedback, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including factors that are not within our control.

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
•
our arrangements with our contract development and manufacturing organizations, or CDMOs, and contract research organizations, or CROs;
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

Our future success is substantially dependent on our, or our current or future strategic partners’, ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidates, bempikibart and ADX-097. We are investing a majority of our efforts and financial resources into the research and development of these candidates. We are developing bempikibart to treat autoimmune and inflammatory diseases, with the aim of achieving the optimal balance of efficacy, tolerability and convenience for patients via infrequently administered subcutaneous doses. We have completed a Phase 1 double-blind, placebo-controlled, single ascending dose and multiple dose study to assess the safety, pharmacokinetic, or PK, and pharmacodynamic, or PD, of bempikibart after subcutaneous administration in healthy subjects. This study supported further evaluation of bempikibart, including through demonstration of a PK/PD profile supporting evaluation of every two-week subcutaneous dosing in clinical trials. Subsequent to this study, we advanced bempikibart into two Phase 2 clinical trials in atopic dermatitis, or AD, and alopecia areata, or AA. We completed enrollment in the AA clinical trial early in the second quarter of 2024, and announced completion of enrollment in the AD clinical trial in July 2024. We are on track to report topline data from both Phase 2 clinical trials in the fourth quarter of 2024. The success of bempikibart may depend on having a comparable safety and efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) with patient-friendly administration (i.e., S.C. self-administration) to products currently approved or in development for the indications we plan to pursue.

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

•
transfer of manufacturing processes to larger-scale facilities operated by a CDMO, and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

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

Even if regulatory approval is obtained for bempikibart, ADX-097 or any other product candidates, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There are several approved products and product candidates in later stages of development for the treatment of LN, IgAN, C3G, AAV, AD and AA. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a drug or biologic with a target product profile such as that of bempikibart or ADX-097 for its targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of bempikibart, ADX-097 or any other product candidates will depend on many factors, including factors that are not within our control.

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

Obtaining and enforcing patents is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CDMOs, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we may not be able to prevent any third parties from using any of our technology that is in the public domain to compete with our product candidates.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market bempikibart, ADX-097 or other product candidates, which would significantly harm our business, results of operations and prospects. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ decisions and interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

In addition, we currently rely on foreign CROs and CDMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CDMOs in the future. Foreign CDMOs may be subject to U.S. legislation, including the legislation pending in the U.S. Congress called the BIOSECURE Act. If passed, would prohibit the U.S. government from entering contracts or providing grants or loans to procure biotechnology equipment and services provided or produced by so-called “biotechnology companies of concern.” It would also prohibit the U.S. government from entering contracts or providing grants or loans to entities who use biotechnology equipment or services provided or produced by “biotechnology companies of concern” in connection with such contracts, grants, or loans. WuXi Biologics, along with several other entities, is named as a “biotechnology company of concern” in the most recent version of the BIOSECURE Act. In addition, foreign CDMOs may be subject to sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to manufacture our product candidates.

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

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CDMOs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CDMOs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. It is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

We expect to expand our research, development, delivery, manufacturing, commercialization, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2024, we had 41 full-time employees, including 4 who hold Ph.D. degrees and 3 who hold M.D. degrees, and two part-time employees; 31 employees are engaged in research and development and 12 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, our current physical laboratory space may be insufficient for our near-term research and development hiring plans, and the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If existing securityholders of Homology and Legacy Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2024, we had 11,995,206 shares of common stock outstanding. Certain of these shares are subject to lock-up agreements between Homology and Legacy Q32 on the one hand and certain securityholders of Homology and Legacy Q32 on the other hand. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants of Legacy Q32 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of June 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 60.2% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. As an emerging growth company, Homology took advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Homology ceased to qualify as an emerging growth company effective December 31, 2023. We qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and in our other periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we identify, or if our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2024.

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

Q32 BIO INC.

Date: August 8, 2024	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: August 8, 2024	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President