Form 10-Q
period 2024-09-30
Q32 Bio Inc.
filed 2024-11-07
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 12,180,701 shares of common stock, $0.0001 par value per share, outstanding.

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

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	46

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	89
Item 5.	Other Information	89
Item 6.	Exhibits	90
Signatures		91

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$89,078	$25,617
Prepaid expenses and other current assets	4,820	3,099
Total current assets	93,898	28,716
Equity investment	2,600	—
Property and equipment, net	1,488	1,782
Right-of-use asset, operating leases	5,869	6,301
Restricted cash and restricted cash equivalents	647	5,647
Other noncurrent assets	40	4,611
Total assets	$104,542	$47,057
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,258	$3,468
Accrued expenses and other current liabilities	8,912	9,763
CVR liability	2,680	—
Venture debt, current portion	1,533	878
Total current liabilities	14,383	14,109
Lease liability, net of current portion	5,793	6,248
Venture debt, net of current portion	11,071	4,581
Convertible notes	—	38,595
Other noncurrent liabilities	55,000	55,000
Total liabilities	86,247	118,533
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $0.0001 par value, no shares and 2,286,873 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (liquidation preference of $47,629 at December 31, 2023)	—	47,458
Series A-1 convertible preferred stock, $0.0001 par value, no shares and 312,094 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $5,753 as of December 31, 2023)	—	4,132
Series B convertible preferred stock, $0.0001 par value, no shares and 2,625,896 shares authorized, issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $60,000 as of December 31, 2023)	—	59,855
Total convertible preferred stock	—	111,445
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 400,000,000 shares authorized, 12,138,869 and 359,569 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	238,919	4,159
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(220,625)	(187,081)
Total stockholders’ equity (deficit)	18,295	(182,921)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$104,542	$47,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration arrangement revenue	$—	$1,859	$—	$8,011
Operating expenses:
Research and development	14,346	7,463	37,598	23,390
General and administrative	4,468	2,194	13,978	7,067
Total operating expenses	18,814	9,657	51,576	30,457
Loss from operations	(18,814)	(7,798)	(51,576)	(22,446)
Change in fair value of convertible notes	—	(6,252)	15,890	(4,992)
Other income (expense), net	1,219	84	3,767	827
Total other income (expense), net	1,219	(6,168)	19,657	(4,165)
Loss before provision for income taxes	(17,595)	(13,966)	(31,919)	(26,611)
Provision for income taxes	—	(65)	—	(65)
Loss from equity method investment	—	—	(1,625)	—
Net loss	$(17,595)	$(14,031)	$(33,544)	$(26,676)
Net loss per share—basic	$(1.46)	$(40.52)	$(4.01)	$(76.81)
Net loss per share—diluted	$(1.46)	$(40.52)	$(5.60)	$(76.81)
Weighted-average common shares—basic	12,076,412	346,288	8,360,652	347,292
Weighted-average common shares—diluted	12,076,412	346,288	8,810,555	347,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(17,595)	$(14,031)	$(33,544)	$(26,676)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities, net	—	—	(1)	—
Total other comprehensive gain (loss)	—	—	(1)	—
Comprehensive loss	$(17,595)	$(14,031)	$(33,545)	$(26,676)

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance as of December 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	359,569	$1	$4,159	$—	$(187,081)	$(182,921)
Conversion of convertible preferred stock to common stock in connection with the Merger	(2,286,873)	(47,458)	(312,094)	(4,132)	(2,625,896)	(59,855)	5,224,863	1	111,444	—	—	111,445
Issuance of common stock in the pre-closing financing	—	—	—	—	—	—	1,682,045	—	42,000	—	—	42,000
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	1,433,410	—	22,705	—	—	22,705
Issuance of common stock to Homology shareholders in reverse recapitalization	—	—	—	—	—	—	3,229,633	—	64,292	—	—	64,292
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(10,013)	—	—	(10,013)
Issuance of CVR at fair value	—	—	—	—	—	—	—	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	—	—	—	—	—	—	417	—	—	417
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	—	—	—	—	1,029	1,029
Balance as of March 31, 2024	—	$—	—	$—	—	$—	11,929,520	$2	$234,824	$(5)	$(186,052)	$48,769
Issuance of common stock from option exercises	—	—	—	—	—	—	53,077	—	380	—	—	380
Issuance of common stock from RSU vesting	—	—	—	—	—	—	12,609	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,336	—	—	1,336
Other comprehensive gain	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	(16,978)	(16,978)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	11,995,206	$2	$236,540	$(1)	$(203,030)	$33,511
Issuance of common stock from option exercises	—	—	—	—	—	—	143,663	—	997	—	—	997
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,382	—	—	1,382
Other comprehensive gain	—	—	—	—	—		—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(17,595)	(17,595)
Balance as of September 30, 2024	—	$—	—	$—	—	$—	12,138,869	$2	$238,919	$(1)	$(220,625)	$18,295

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	343,550	$1	$2,625	$(133,338)	$(130,712)
Issuance of common stock from option exercises	—	—	—	—	—	—	3,575	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	296	—	296
Net loss	—	—	—	—	—	—	—	—	—	(6,838)	(6,838)
Balance as of March 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	347,125	$1	$2,936	$(140,176)	$(137,239)
Issuance of common stock from option exercises	—	—	—	—	—	—	2,143	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	—	—	310	—	310
Net loss	—	—	—	—	—	—	—	—	—	(5,807)	(5,807)
Balance as of June 30, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	349,268	$1	$3,261	$(145,983)	$(142,721)
Issuance of common stock from option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	301	—	301
Net loss	—	—	—	—	—	—	—	—	—	(14,031)	(14,031)
Balance as of September 30, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	349,268	$1	$3,562	$(160,014)	$(156,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,544)	$(26,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance costs	145	57
Amortization of premium on short-term investments	(221)	—
Depreciation expense	367	375
Stock-based compensation expense	3,135	907
Non-cash lease expense	432	405
Loss from equity method investment	1,625	—
Loss on impairment of equity investment	675	—
Change in fair value of CVR liability	(2,400)	—
Change in fair value of convertible notes	(15,890)	4,992
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(632)	162
Other noncurrent assets	461	(569)
Accounts payable	(2,774)	394
Operating lease liability	(970)	(350)
Accrued expenses and other current liabilities	(6,696)	(2,148)
Deferred revenue	—	14,489
Net cash used in operating activities	(56,287)	(7,962)
Cash flows from investing activities:
Purchases of property and equipment	(73)	(5)
Maturities of short-term investments	20,000	—
Net cash provided by (used in) investing activities	19,927	(5)
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	7,000	5,500
Payments on borrowings under loan and security agreement	—	(5,200)
Proceeds from issuance of common stock in pre-closing financing	42,000	—
Cash acquired in connection with reverse recapitalization	53,158	—
Payment of reverse recapitalization transaction costs	(8,714)	—
Proceeds from exercise of common stock options	1,377	30
Net cash provided by financing activities	94,821	330
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	58,461	(7,637)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	31,264	49,540
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$89,725	$41,903
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$602	$307
Short-term investments acquired in connection with reverse recapitalization	$19,905	$—
Issuance of CVR at fair value	$180	$—

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

As of September 30, 2024, the Company had an accumulated deficit of $220.6 million and cash and cash equivalents of $89.1 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the nine months ended September 30, 2024, the Company incurred a net loss of $33.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of September 30, 2024, and consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these unaudited condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the fair value of the common stock and convertible notes prior to the effective date of the Merger, the fair value of CVR liability, and the prepaid and accrued research and development expenses. The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$89,078	$36,256
Restricted cash and cash equivalents	647	5,647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$89,725	$41,903

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

At September 30, 2024, the Company accounted for its investment in Oxford Biomedica (US) LLC (“OXB (US) LLC”) using the cost method (see Note 6).

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

In addition, the Company recognized $2.1 million in personnel cost related to severance payments and retention bonuses to Homology employees and this amount was recorded in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. The Company also incurred transaction costs of $10.0 million and this amount is recorded in additional paid-in capital in the accompanying unaudited condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the nine months ended September 30, 2024.

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

The Company believes that the achievement of the milestones outlined in the CVR agreement related to Homology’s HMI-103, HMI-204, capsids and AAVHSC platform are highly susceptible to factors outside the Company's influence that are not expected to be resolved for a long period of time, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the licensors of such assets and are based on the licensors of such assets progressing the in-process research and development assets, and in the case of one of the draft agreements, to certain milestones. As of March 25, 2024, the date of the Merger, the Company recorded a CVR liability of $0.2 million on the balance sheet relating to such contingent payments.

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

The Company did not have any short-term investments as of September 30, 2024 and December 31, 2023.

5. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of September 30, 2024 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 are summarized as follows (in thousands):

Description	Balance as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$87,111	$87,111	$—	$—
Total cash equivalents	$87,111	$87,111	$—	$—
Total financial assets	$87,111	$87,111	$—	$—
Liabilities
CVR liability	$2,680	$—	$—	$2,680
Total financial liabilities	$2,680	$—	$—	$2,680

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 are summarized as follows (in thousands):

Description	Balance as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$24,100	$24,100	$—	$—
Total cash equivalents	$24,100	$24,100	$—	$—
Restricted cash equivalents:
Money market funds	$5,000	$5,000	$—	$—
Total restricted cash equivalents	$5,000	$5,000	$—	$—
Total financial assets	$29,100	$29,100	$—	$—
Liabilities
Convertible notes	$38,595	$—	$—	$38,595
Total financial liabilities	$38,595	$—	$—	$38,595

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

As discussed in Notes 1 and 3, at the effective time of the Merger, each person who as of immediately prior to the effective time of the Merger was a stockholder of record of Homology or had the right to receive Homology’s common stock received a CVR, issued by Homology subject to and in accordance with the terms and conditions of a CVR Agreement, representing the contractual right to receive cash payments from the combined company upon the receipt of certain proceeds from a disposition of Homology’s pre-merger assets, calculated in accordance with the CVR Agreement. The Company concluded that the CVR liability is a derivative liability and is accounted for at fair value. The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For the portion of the CVR liability that is related to Homology's equity interest in OXB (US) LLC, the Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability. This model requires the use of estimates and assumptions including estimated future revenues and discount rates. For the portion of the CVR liability related to Homology's HMI-103, HMI-204, capsids and AAVHSC platform, the Company's fair value assessment includes judgments around the probability of progressing the in-process research and development assets, and in the case of one of the draft agreements, to certain milestones.

The CVR liability had an estimated fair value of $2.7 million as of September 30, 2024. The Company recorded in other income (expense), net, $2.4 million for the change in estimated fair value during the nine months ended September 30, 2024.

During the three and nine months ended September 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2024 and 2023.

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

Upon closing of the Merger, Legacy Q32 converted the outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a gain of $15.9 million on the change in the fair value prior to the conversion of convertible notes is reflected in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024 (see Note 11).

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

As a result of transactions by OXB (US) LLC, the Company’s investment was diluted to a 10% equity interest in OXB (US) LLC on May 22, 2024, and the Company no longer has the ability to exert significant influence over the operating and financial policies of OXB (US) LLC. The Company discontinued the equity method of accounting for the investment in OXB (US) LLC on May 22, 2024 and determined the remaining investment to be an equity security accounted for in accordance with ASC 321, Investments—Equity Securities (“ASC 321”) at the date the investment no longer qualifies for the equity method of accounting. The Company recorded the equity instrument at fair value and applied the measurement alternative under ASC 321 such that the Company would not change the amount recorded for the equity instrument unless the Company identified observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument was otherwise deemed to be impaired. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount. As of September 30, 2024, the Company performed a qualitative assessment to evaluate whether the investment is impaired and determined that the fair value of its investment in OXB (US) LLC was negatively impacted due to a change in OXB (US) LLC's forecasted performance. The Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of its investment. This model requires the use of estimates and assumptions including estimated future revenues and discount rates which are significant unobservable inputs representing Level 3 measurements within the fair value hierarchy. The Company determined that the decline in value was deemed to be other than temporary and recorded an impairment charge of approximately $0.7 million to reduce its investment to fair value. The impairment charge is included in other income (expense), net in the Company's consolidated statements of operations.

Prior to May 22, 2024, the Company was recording its share of income or losses from OXB (US) LLC on a quarterly basis under the equity method of accounting.

As of September 30, 2024, the carrying value of the equity investment was $2.6 million.

7. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	341
Computer equipment	89	85
Leasehold improvements	999	940
Total property and equipment	2,821	2,748
Less accumulated depreciation	(1,333)	(966)
Property and equipment, net	$1,488	$1,782

Depreciation expense for the three and nine months ended September 30, 2024 was approximately $0.1 million and $0.4 million, respectively, compared to $0.1 million and $0.4 million, respectively for the three and nine months ended September 30, 2023. No impairment losses occurred in the three and nine months ended September 30, 2024 and 2023. The Company had no losses on disposal of fixed assets for the three and nine months ended September 30, 2024 and 2023.

8. Prepaid Expenses, Other Current Assets and Other Noncurrent Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	September 30, 2024	December 31, 2023
Payroll tax credit	$563	$755
Prepaid external research and development	2,901	1,834
Prepaid expenses	1,127	427
Other	229	83
Total prepaid expenses and other current assets	$4,820	$3,099

Other noncurrent assets consisted of the following as of (in thousands):

	September 30, 2024	December 31, 2023
Deferred transaction costs	$—	$3,912
Prepaid external research and development - long term	35	676
Other	5	23
Total other noncurrent assets	$40	$4,611

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	September 30, 2024	December 31, 2023
Accrued external research and development	$2,657	$3,578
Accrued compensation and related expenses	3,469	3,003
Accrued professional services and other	1,723	2,328
Operating lease liability, current	1,027	538
Accrued taxes payable	36	316
Total accrued expenses and other current liabilities	$8,912	$9,763

10. Commitments and Contingencies

As of September 30, 2024, the Company has several ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

Operating lease

In 2021 the Company entered into a long-term operating lease agreement for its current corporate headquarters in Waltham, Massachusetts (“headquarters lease”). The headquarters lease provides approximately 15,000 square feet for general office use and research lab facilities. The lease commencement date was January 1, 2022 and the Company did not take control or have the right to use the leased property until this time. The lease term ends in December 2031. The Company has an option to extend the lease term for an additional five years. The initial rent for the office space is approximately $1.0 million per year, increasing every year by 3% for total aggregate payment of $11.1 million. Upon the commencement date, the Company established a right-of-use asset and lease liability on the condensed consolidated balance sheet. As part of the agreement, the Company arranged for a letter of credit for $0.6 million as a security for lease, which is considered restricted cash and included as restricted cash and restricted cash equivalents in the condensed consolidated balance sheet. The Company received $0.4 million in a tenant improvement allowance that was applied against the right-of-use asset.

As of September 30, 2024, the Company’s headquarters lease had a weighted-average remaining lease term of 7.25 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Operating lease right-of-use assets	$5,869	$6,301
Total operating lease right-of-use assets	$5,869	$6,301
Liabilities:
Current:
Operating lease liabilities	$1,027	$538
Noncurrent:
Operating lease liabilities, net of current portion	5,793	6,248
Total operating lease liabilities	$6,820	$6,786

The following table summarizes operating lease costs for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30,
	2024	2023
Fixed lease costs	$772	$749
Variable lease costs	33	55
Total lease costs	$805	$804

Variable lease costs were primarily related to operating expenses, taxes and insurances associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of September 30, 2024 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2024 (fourth quarter)	$691
2025	1,060
2026	1,092
2027	1,124
2028	1,158
Thereafter	3,687
Total minimum lease payments	8,812
Less imputed interest	(1,992)
Total lease liability	$6,820
Lease liability, current portion	1,027
Lease liability, net of current portion	5,793
Total	$6,820

Prior to the Merger, Homology was subleasing office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB (US) LLC that is scheduled to expire in December 2024. During the first quarter of 2024, prior to the Merger, Homology had fully abandoned the space and accordingly, had shortened the remaining useful of its right-of-use asset to equal the time remaining until the planned abandonment date. At the effective time of the Merger, the Company recorded a liability of approximately $1.0 million representing the present value of the future minimum lease payments due under this sublease. As of September 30, 2024, this amount is approximately $0.3 million and is included in accrued expenses and liabilities on the Company's condensed consolidated balance sheet as the amount will be fully paid within one year, and in the table above.

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

During the three and nine months ended September 30, 2024 and 2023, the Company had zero research and development expense for any milestone related to the Colorado License Agreement. The financial statements as of September 30, 2024 and December 31, 2023 do not include liabilities with respect to royalty fees on the license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not yet probable.

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

Unless terminated earlier by either party pursuant to its terms, the BMS License Agreement will expire on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last to expire Royalty Term with respect to such licensed product in such country. Either party may terminate the BMS License Agreement for the other party’s material breach, subject to a specified notice and cure period. BMS may terminate the BMS License Agreement if the Company fails to meet its diligence obligations under the BMS License Agreement, for the Company’s insolvency, or if the Company or its affiliates challenges the validity, scope, enforceability, or patentability of any of the licensed patents. The Company may terminate the BMS License Agreement for any reason upon prior written notice to BMS, with a longer notice period if a licensed product has received regulatory approval. If the BMS Agreement is terminated for the Company’s material breach, BMS will regain rights to bempikibart and the Company must grant BMS an exclusive license under the Company’s patent rights covering bempikibart, subject to a low single digit percentage royalty on net sales of bempikibart payable to the Company by BMS

On July 1, 2024, a $4.0 million development milestone became payable to BMS pursuant to the BMS License Agreement, which the Company paid in July 2024 and recorded as research and development expenses. As of September 30, 2024, no further events have occurred that would require payment of milestones, royalties or sublicense fees.

Legal Proceedings

The Company is not currently party to any material legal proceedings. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and reasonably estimable. Legal costs associated with these matters are expensed when incurred.

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

11. Debt

Venture Debt

On December 11, 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“Loan Agreement”) for a lending facility of up to $25 million. The Company received $5.0 million upon execution of the Agreement (“2020 Term A Loan Advance”) and had the ability to draw up to $20.0 million in three separate term loan advances if certain performance milestones are met. The term loan bears interest at an annual rate equal to the greater of the prime rate or 3.25%. The Loan Agreement provides for interest-only payments until April 30, 2022, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on July 1, 2022 through December 1, 2023. The commencement of principal payments and the maturity date will be deferred by one year upon the occurrence of a contingent event. In addition, the Company paid a fee of $0.1 million upon closing and is required to pay a fee of 2.0% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the principal balance, and all accrued and unpaid interest, and a prepayment premium. In connection with the Loan Agreement, the Company granted the lender a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. If the Company fails to make payments when due or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition. The Company was in compliance with all covenants at September 30, 2024.

On June 30, 2022, a second amendment to the Loan Agreement was entered into with the lender that extended the interest-only payment until December 31, 2022 followed by 24 equal monthly payments of principal plus interest, with a loan maturity date of December 31, 2024. The amendment increases the final payment from 2.0% to 4.0% of the advanced payment and modifies the prepayment premium.

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

On December 21, 2022, a fourth amendment to the Loan Agreement was entered into with the lender that extended the interest-only payment until July 1, 2023 followed by 18 equal monthly payments of principal plus interest, with a loan maturity date of December 1, 2024.

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

On July 12, 2023, a sixth amendment to the Loan Agreement was entered into with the lender. The amendment provides for one term loan advance (the “2023 Term A Loan Advance”) in an original principal amount of $5.5 million and required the Company to repay the outstanding 2020 Term A Loan Advance of $5.0 million, including the final payment of $0.2 million. Upon the occurrence of a contingent event, the lender shall make up to three additional term loan advances at the Company’s request in original principal amounts of $7.0 million, $7.5 million and $5.0 million. The amounts must be drawn by the Company before March 31, 2024, March 31, 2025 and July 1, 2025, respectively. The interest-only period was extended through June 30, 2024 followed by 36 equal monthly payments of principal plus interest. The term loan bears interest at an annual rate equal to the greater of the prime rate minus 0.25% or 8.00%.

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

In conjunction with the sixth amendment, the Company issued warrants to purchase 10,156 shares of common stock to the lender at a per share price of $7.50 with a maximum contractual term of 10 years. The warrants were issued in two separate tranches of 5,078 based upon certain milestone events. The warrants had a de minimis total relative fair value at the time of issuance.

Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity and FASB ASC Topic 815, Derivatives and Hedging, the warrants were classified as equity and were initially measured at fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified.

Interest expense was $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 9.54% and 10.42%, respectively, at each of September 30, 2024 and December 31, 2023. The components of the long-term debt balance are as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal amount of term loans	$12,500	$5,500
Unamortized debt discount and issuance costs	104	(41)
Carrying amount	12,604	5,459
Less current portion	(1,533)	(878)
Long-term debt, net	$11,071	$4,581

Convertible Notes

On May 20, 2022, the Company entered into an agreement with the existing investors of the Company to issue, and for the existing investors to purchase, the Convertible Notes for up to an aggregate of $30.0 million. The Convertible Notes bear interest at 5.0% per annum. The Convertible Notes become due on demand of the Convertible Noteholders one year from the date of issuance. On April 27, 2023, the Company amended the maturity dates for the Convertible Notes. On May 20, August 5 and December 23, 2022, the Company received $8.3 million, $5.0 million, and $16.7 million, respectively, in exchange for issuance of the Convertible Notes. Interest expense was $0.3 million for the nine months ended September 30, 2024, and $0.4 million and $0.7 million for the three and nine months ended September 30, 2023, respectively. There was no interest expense recorded for the three months ended September 30, 2024, as the Convertible Notes converted into share of common stock in March 2024 per the Merger (see discussion below and in Note 1).

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

The Company elected to account for the Convertible Notes at fair value where changes in fair value of the notes are measured through the condensed consolidated statements of operations until settlement. Subsequent to December 31, 2023 and per the Merger further discussed in Note 1, the Convertibles Notes converted into 1,433,410 shares of common stock. The Company recorded a gain on the change in fair value prior to the conversion of the Convertible Notes of $15.9 million in other income (expense), net during the nine months ended September 30, 2024.

As the Convertible Notes were settled with equity securities subsequent to December 31, 2023 but prior to the issuance of the financial statements, per FASB ASC Topic 470, Debt, the Company recorded the Convertible Notes at the fair value totaling $38.6 million as a long-term liability on its consolidated balance sheet as of December 31, 2023. The Company recorded in other income (expense), net, $6.3 million and $5.0 million related to the change in estimated fair value during the three and nine months ended September 30, 2023, respectively.

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

13. Common Stock

As of September 30, 2024, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of September 30, 2024	As of December 31, 2023
Shares reserved upon the conversion of authorized Series A preferred stock	—	2,286,873
Shares reserved upon the conversion of authorized Series A-1 preferred stock	—	312,094
Shares reserved upon the conversion of authorized Series B preferred stock	—	2,625,896
Shares reserved for future issuance under the 2017 Stock Incentive Plan	—	56,065
Shares reserved for future issuance under the 2024 Stock Incentive Plan	1,753,863	—
Shares reserved for future issuance under the 2024 Employee Stock Purchase Plan	120,836	—
Shares reserved upon the conversion of the convertible notes	—	1,433,411
Shares reserved for stock option exercises	2,003,466	1,112,275
Shares reserved for warrants	18,144	18,144
	3,896,309	7,844,758

14. Stock-Based Compensation

2017 Stock Option and Grant Plan

Legacy Q32 adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of September 30, 2024, there were no additional shares available for future grant under the 2017 Plan.

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

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The number of shares of common stock initially available for issuance under the 2024 Plan was 2,839,888 shares of common stock. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of September 30, 2024, there were 1,753,863 shares available for future grant under the 2024 Plan.

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

There were no shares issued under the 2024 ESPP during the nine months ended September 30, 2024.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,112,275	$7.50	6.87	$10,712
Assumed in reverse recapitalization	32,685	$7.56
Granted	1,065,973	$17.16
Exercised	(196,740)	$6.99
Cancelled	(10,727)	$17.00
Outstanding at September 30, 2024	2,003,466	$12.71	8.47	$62,828
Vested and expected to vest at September 30, 2024	2,003,466	$12.71	8.47	$62,828
Exercisable at September 30, 2024	622,057	$7.31	6.80	$21,940

The per share weighted-average grant date fair value per share of options granted in the nine months ended September 30, 2024 was $13.25. The total fair value of options vested during the nine months ended September 30, 2024 was $1.3 million. As of September 30, 2024, total unrecognized compensation costs to the unvested stock options were approximately $13.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation Expense

For the purpose of calculating stock-based compensation, the Company estimates the fair value of stock options using the Black-Scholes option-pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates.

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate range	3.48% – 3.53%	4.14%	3.48% – 4.34%	3.59% – 4.14%
Expected dividend rate	— %	— %	— %	— %
Expected term (years) range	5.17 – 6.11	6.11	5.17 – 6.11	5.45 – 6.12
Expected stock price volatility range	92.8% – 92.9%	89.9%	92.0% – 94.1%	88.9% – 89.9%

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

Fair Value of Common Stock – Prior to the Merger, as there had been no public market for the Company’s common stock, the estimated fair value of its common stock was determined by the Company using estimates and assumptions on the respective grant dates of the awards. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred securities and the superior likelihood of achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$331	$118	$874	$360
General and administrative	1,051	183	2,261	547
Total stock-based compensation expense	$1,382	$301	$3,135	$907

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

16. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three and nine months ended September 30, 2024 and 2023 related to services provided by these investors and board members.

No amounts were due to related parties at September 30, 2024 or December 31, 2023.

17. Income Taxes

The Company did not record a tax provision or benefit for the three and nine months ended September 30, 2024 and 2023.

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

18. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net income (loss) per share, only potential shares of common stock that are dilutive are included. The Company considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or antidilutive. The Company made such determination in sequence from the most dilutive to the least dilutive and concluded that its Convertible Notes are dilutive to net income per share for the nine months ended September 30, 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, the Company applied the if-converted method to determine the effect of its Convertible Notes on the diluted earnings per share calculations. Pursuant to such method, the Company adjusted the numerator for the gains or losses recognized during the period in net income from the Convertible Notes and the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the Convertible Notes were converted as of the beginning the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)-basic	$(17,595)	$(14,031)	$(33,544)	$(26,676)
Net income (loss)-diluted	$(17,595)	$(14,031)	$(49,344)	$(26,676)
Denominator:
Weighted-average common shares outstanding-basic	12,076,412	346,288	8,360,652	347,292
Dilutive securities	—	—	449,903	—
Weighted-average common shares outstanding-diluted	12,076,412	346,288	8,810,555	347,292

Net income (loss) per share-basic	$(1.46)	$(40.52)	$(4.01)	$(76.81)
Net income (loss) per share-diluted	$(1.46)	$(40.52)	$(5.60)	$(76.81)

For the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, the Company’s potentially dilutive securities, which include convertible preferred stock, convertible notes, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series A convertible preferred stock	—	2,286,873	—	2,286,873
Series A-1 convertible preferred stock	—	312,094	—	312,094
Series B convertible preferred stock	—	2,625,896	—	2,625,896
Options to purchase common stock	2,003,466	1,120,014	2,003,466	1,120,014
Warrants to purchase common stock	18,144	—	18,144	—

In addition, during the year ended December 31, 2022, Legacy Q32 issued the Convertible Notes with a principal balance of $30.0 million. As described in Note 11, the Convertible Notes contained conversion features whereby the Convertible Notes and any accrued interest may have converted into either a variable number of shares of common stock or into shares of Series B preferred stock based on a fixed exchange ratio. Any shares of Series B preferred stock issued to settle the Convertible Notes would then be convertible into shares of common stock. The Convertible Notes were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, because including them would have had an anti-dilutive effect. Per the Merger further discussed in Note 1, the Convertible Notes converted into 1,433,410 shares of common stock at the effective date of the Merger.

19. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2024 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2024 and events which occurred subsequently but were not recognized in the financial statements.

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

ADX-097, the lead product candidate from our complement inhibitor platform, is a humanized anti-C3d monoclonal antibody, or mAb, fusion protein. ADX-097 is designed to restore complement regulation – an integral part of the innate immune system – through a tissue targeted mechanism. ADX-097 is designed to inhibit alternative pathway complement activation locally in diseased tissues where complement-mediated pathology is actively manifest. We believe ADX-097 has the potential to drive improved clinical activity and address the limitations of the currently available systemic approaches to complement inhibition, including infection risk and the need for high drug doses and frequent administration, to achieve therapeutic levels of inhibition. We are developing ADX-097 for the treatment of renal and other complement-mediated diseases of high unmet need, including lupus nephritis, or LN, immunoglobulin A nephropathy, or IgAN, complement component 3 glomerulopathy, or C3G, and anti-neutrophil cytoplasmic antibody, or ANCA-associated vasculitis, or AAV. We have completed a Phase 1 clinical trial of ADX-097 in healthy volunteers. We initiated and are enrolling patients in an open-label Phase 2 renal basket program and expect to initiate a Phase 2 clinical trial in AAV in the first half of 2025, with initial renal basket data anticipated in the first half of 2025 and topline data from both the renal basket and AAV trials anticipated in the second half of 2025.

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

As of September 30, 2024, we had cash and cash equivalents of $89.1 million. We expect that our cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements to mid-2026. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

We do not expect our existing cash and cash equivalents will be sufficient for us to advance any of our programs through regulatory approval, and we will need to raise additional capital to complete the development and potential commercialization of any of our programs. We may also use a portion of our cash and cash equivalents to acquire, in-license or invest in products, technologies or businesses that are complementary to our business. The amounts and timing of actual expenditures will depend on numerous factors, including the progress of development efforts, operating costs and other factors described under “Risk Factors” in this Quarterly Report on Form 10-Q.

The expected use of proceeds represents current intentions based upon present plans and business conditions. As of the date of this Quarterly Report on Form 10-Q, we cannot predict with complete certainty all of the particular uses for our current cash and cash equivalents or the actual amounts that we will spend on the uses set forth above.

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
•
facilities-related expenses, depreciation, supplies, travel expenses and other allocated expenses; and
•
payments made under third-party licensing agreements.

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

Change in Fair Value of Convertible Notes

Legacy Q32 recognized a liability as a result of the issuance of convertible promissory notes, or the Convertible Notes. We account for all convertible notes issued under the fair value option election of FASB ASC Topic 825, Financial Instruments, or ASC 825. The financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is recognized within other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss, if any.

Upon closing of the Merger, Legacy Q32 converted the outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a noncash gain of $15.9 million on the change in fair value prior to the conversion of convertible notes is reflected in the unaudited condensed consolidated statement of operation for the nine months ended September 30, 2024.

Other income (expense), net

Other income (expense), net consists of interest income primarily earned on money market fund accounts and other short-term investments and interest expense related to our debt obligations. We use the cost method to account for an investment in an entity in which we do not have the ability to exercise significant influence over operating and financial policies. Investments recorded using the cost method are assessed for any decrease in value that has occurred that is other than temporary and the other than temporary decrease in value is recognized in other income (expense), net. We recognize the change in fair value of the CVR liability in other income (expense), net.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Collaboration arrangement revenue	$—	$1,859	$(1,859)
Operating expenses:
Research and development	14,346	7,463	6,883
General and administrative	4,468	2,194	2,274
Total operating expenses	18,814	9,657	9,157
Loss from operations	(18,814)	(7,798)	(11,016)
Change in fair value of convertible notes	—	(6,252)	6,252
Other income (expense), net	1,219	84	1,135
Total other income (expense), net	1,219	(6,168)	7,387
Loss before provision for income taxes	(17,595)	(13,966)	(3,629)
Provision for income taxes	—	(65)	65
Net loss	$(17,595)	$(14,031)	$(3,564)

Collaboration Arrangement Revenue

We recognized no collaboration arrangement revenue for the three months ended September 30, 2024, compared to $1.9 million for the three months ended September 30, 2023. Legacy Q32 executed the Horizon Collaboration Agreement in August 2022 and began performing research services and recognizing revenue in the first quarter of 2023 accordingly. Upon execution of the Horizon Termination Agreement and pursuant to ASC 606, all previously recognized amounts were reversed in the fourth quarter of 2023. See further discussion under “Revenue” above.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Direct research and development expense by program:
ADX-097	$1,509	$1,295	$214
Bempikibart	9,136	3,067	6,069
Discovery and other	178	125	53
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	2,723	2,373	350
Indirect research and development expense	800	603	197
Total research and development expenses	$14,346	$7,463	$6,883

Research and development expenses were $14.3 million for the three months ended September 30, 2024, compared to $7.5 million for the three months ended September 30, 2023. The increase of $6.8 million was primarily due to an increase of $6.1 million in clinical spend related to our bempikibart program including a development milestone payment of $4.0 million to Bristol-Myers Squibb Company ("BMS") pursuant to the BMS License Agreement as we completed enrollment and treated patients in both Phase 2 clinical trials during the three months ended September 30, 2024, partially offset by a decrease in toxicology costs of $0.2 million as compared to the prior year. Expenses related to our ADX-097 program increased by $0.2 million as a result of start-up costs associated with our Phase 2 renal basket program which was initiated in the first half of 2024.

The increase in personnel-related and consultant costs was primarily related to an increase in headcount as compared to the same period in the prior year. Personnel-related and consultant costs for the three months ended September 30, 2024 and 2023 included stock-based compensation expense of $0.3 million and $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended September 30, 2024, compared to $2.2 million for the three months ended September 30, 2023. The increase is primarily due to increased stock-based compensation expense as well as increased consulting and public company-related costs.

Change in Fair Value of Convertible Notes

Upon closing of the Merger in March 2024, Legacy Q32 converted its outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. The change in the fair value of the convertible notes was $6.3 million for the three months ended September 30, 2023.

Other Income (Expense), Net

Other income (expense), net was $1.2 million for the three months ended September 30, 2024, compared to $0.1 million for the three months ended September 30, 2023. Other income (expense), net for the three months ended September 30, 2024 includes a gain recorded for the change in fair value of the CVR liability of $1.0 million, as well as interest income of $1.2 million. These increases are partially offset by an other-than-temporary impairment charge of approximately $0.7 million we recorded because it was determined that the fair value of our equity investment in OXB (US) LLC was less than its carrying value and interest expense of $0.3 million on our venture debt. The increase in other income (expense), net is due to the change in fair value of the CVR liability that was not present in the prior year, as well as a higher average cash balance resulting in higher interest income for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Collaboration arrangement revenue	$—	$8,011	$(8,011)
Operating expenses:
Research and development	37,598	23,390	14,208
General and administrative	13,978	7,067	6,911
Total operating expenses	51,576	30,457	21,119
Loss from operations	(51,576)	(22,446)	(29,130)
Change in fair value of convertible notes	15,890	(4,992)	20,882
Other income (expense), net	3,767	827	2,940
Total other income (expense), net	19,657	(4,165)	23,822
Loss before provision for income taxes	(31,919)	(26,611)	(5,308)
Provision for income taxes	—	(65)	65
Loss from equity method investment	(1,625)	—	(1,625)
Net loss	$(33,544)	$(26,676)	$(6,868)

Collaboration Arrangement Revenue

We recognized no collaboration arrangement revenue for the nine months ended September 30, 2024, compared to $8.0 million for the nine months ended September 30, 2023. Legacy Q32 executed the Horizon Collaboration Agreement in August 2022 and began performing research services and recognizing revenue in 2023 accordingly. Upon execution of the Horizon Termination Agreement and pursuant to ASC 606, all previously recognized amounts were reversed in the fourth quarter of 2023. See further discussion under “Revenue” above.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Direct research and development expense by program:
ADX-097	$4,112	$5,784	$(1,672)
Bempikibart	22,455	8,139	14,316
Discovery and other	669	589	80
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	8,202	7,149	1,053
Indirect research and development expense	2,160	1,729	431
Total research and development expenses	$37,598	$23,390	$14,208

Research and development expenses were $37.6 million for the nine months ended September 30, 2024, compared to $23.4 million for the nine months ended September 30, 2023. The increase of $14.2 million was primarily due to direct research and development expenses related to our bempikibart program. Bempikibart program expenses increased by $14.3 million due to higher clinical costs of $10.9 million, including a development milestone payment of $4.0 million to BMS pursuant to the BMS License Agreement, as we completed enrollment and treated patients in both Phase 2 trials and higher costs related to manufacturing clinical trial materials of $4.2 million, partially offset by a decrease in toxicology costs of $0.6 million as compared to the prior year. ADX-097 program expenses decreased by $1.7 million primarily due to a decrease of $1.3 million in clinical trial costs as the program was winding down after the completion of the Phase 1 clinical trials in 2023.

The increase in personnel-related and consultant costs was primarily due to higher headcount. Personnel-related and consultant costs for the nine months ended September 30, 2024 and 2023 included stock-based compensation expense of $0.9 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the nine months ended September 30, 2024, compared to $7.1 million for the nine months ended September 30, 2023. The increase is primarily due to costs associated with the Merger, including severance and retention payments to former employees of Homology, as well as other public company-related costs. General and administrative expenses include stock-based compensation expense of $2.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Change in Fair Value of Convertible Notes

Upon closing of the Merger, Legacy Q32 converted its outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a gain of $15.9 million on the change in fair value prior to the conversion of the Convertible Notes is reflected in the unaudited condensed consolidated statement of operation for the nine months ended September 30, 2024. The change in the fair value of the Convertible Notes was $5.0 million for the nine months ended September 30, 2023.

Other Income (Expense), Net

Other income (expense), net was $3.4 million for the nine months ended September 30, 2024, compared to $0.8 million for the nine months ended September 30, 2023. Other income (expense), net for the nine months ended September 30, 2024 includes a gain recorded for the change in fair value of the CVR liability of $2.4 million, as well as interest income of $3.0 million. These increases are partially offset by an other-than-temporary impairment charge of approximately $0.7 million we recorded because it was determined that the fair value of our equity investment in OXB (US) LLC was less than its carrying value and interest expense of $0.8 million on our venture debt. The increase in other income (expense), net is due the change in fair value of the CVR liability that was not present in the prior year, as well as a higher average cash balance resulting in higher interest income for the nine months ended September 30, 2024.

Loss from equity method investment

Prior to May 22, 2024, we accounted for our investment in OXB (US) LLC using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis. For the nine months ended September 30, 2024, we recorded a loss from equity method investment of $1.6 million, representing our share of OXB (US) LLC’s net loss. See Notes 2 and 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily from proceeds from the sales of our convertible preferred stock, convertible notes, venture debt, and proceeds from the Horizon Collaboration Agreement and from the Merger with Homology and accompanying Pre-Closing Financing. From inception through September 30, 2024, we raised $111.4 million in aggregate cash proceeds, net of issuance costs, from the sales of our Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock and received payments of $55.0 million in connection with the Horizon Collaboration Agreement. We also received $30.0 million from the sales of convertible notes, $12.5 million from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology and $42.0 million pursuant to the Pre-Closing Financing. As of September 30, 2024, we had cash and cash equivalents of $89.1 million.

Going Concern

We have incurred significant operating losses since inception and, as of September 30, 2024, had an accumulated deficit of $220.6 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of September 30, 2024, we had cash and cash equivalents of $89.1 million. We expect that our cash and cash equivalents as of September 30, 2024, will be sufficient to fund our operations through mid-2026. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(56,287)	$(7,962)
Net cash provided by (used in) investing activities	19,927	(5)
Net cash provided by financing activities	94,821	330
Increase/(decrease) in cash, cash equivalents and restricted cash	$58,461	$(7,637)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the nine months ended September 30, 2024, net cash used in operating activities was $56.3 million, which was primarily utilized for the funding of our operating expenses of $51.6 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart and ADX-097 programs, adjusted for non-cash expenses of $12.1 million. Non-cash expenses include a gain of $15.9 million recognized on the change in fair value prior to the conversion of the Convertible Notes pursuant to the Merger with Homology on March 25, 2024, a gain of $2.4 million recognized on the change in fair value of the CVR liability and amortization of premium on short-term investments of $0.2 million, partially offset by stock-based compensation expense of $3.1 million, losses related to our investment in OXB (US) LLC of $2.3 million, non-cash lease expenses of $0.4 million, depreciation expense of $0.4 million and amortization of debt discount and issuance costs of $0.1 million. The change in net operating assets and liabilities was primarily attributable to a decrease in accrued expenses and other current liabilities of $6.7 million, a decrease in accounts payable of $2.8 million, a decrease in our operating lease liability of $1.0 million and an increase in prepaid expenses and other current assets of $0.6 million, partially offset by a decrease in other noncurrent assets of $0.5 million.

For the nine months ended September 30, 2023, net cash used in operating activities of $8.0 million consisted of our net loss of $26.7 million, partially offset by a change in net operating assets and liabilities of $12.0 million and net non-cash operating expenses of $6.7 million. The change in net operating assets and liabilities was primarily attributable to an increase in deferred revenue, accounts payables and other non-current assets of $14.4 million, partially offset by a decrease in prepaid expenses and other current assets, operating lease liability and accrued expenses and other current liabilities of $2.4 million. The non-cash operating expenses consisted of a $5.0 million change in fair value of the Convertible Notes, stock-based compensation expense of $0.9 million, non-cash lease expenses of $0.4 million, and depreciation expense of $0.4 million.

Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities consisted of maturities of short-term investments during the period since the Merger, partially offset by purchases of property and equipment.

For the nine months ended September 30, 2023, net cash used in investing activities consisted of purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities consisted of $53.2 million of cash acquired as part of the Merger, $42.0 million of proceeds from the issuance of common stock in the pre-closing financing, $7.0 million of proceeds from the borrowings under a new loan and security agreement and $1.4 million of proceeds from the exercise of stock options, slightly offset by payments of $8.7 million of transaction costs related to the Merger.

For the nine months ended September 30, 2023, net cash provided by financing activities consisted of $5.5 million of proceeds from the borrowings under our amended loan and security agreement, partially offset by payments of $5.2 million associated with the repayment of debt under our initial loan and security agreement.

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

To complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that management believes will be necessary to commercialize our product candidates, if approved, we will require substantial additional capital. Accordingly, until such time that we can generate sufficient revenue from product sales or other sources, if ever, management expects to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our own common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from recent bank failures. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Management cannot provide assurance that we will ever generate positive cash flow from operating activities.

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

The following table summarizes our contractual obligations and commitments as of September 30, 2024 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$13,229	$5,259	$3,672	$4,298

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

Convertible Notes

We account for all convertible notes issued under the fair value option election of ASC 825. The financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is recognized within other income (expense), net in the accompanying condensed consolidated statements of operations and the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss, if any. The fair value is based on significant inputs not observable in the market, namely potential financing scenarios, the likelihood of such scenarios, the expected time for each scenario to occur, and the required market rates of return utilized in modeling these scenarios.

Upon closing of the Merger, Legacy Q32 converted the outstanding Convertible Notes plus accrued interest into shares of common stock at 90% of the purchase price of the mandatory conversion event. As the Convertible Notes are recorded at fair value, a gain of $15.9 million on the change in fair value prior to the conversion of the Convertible Notes is reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2024. We recorded a loss of $5.0 million related to the change in fair value of the Convertible Notes for the nine months ended September 30, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based on this evaluation, concluded that, due to a previously identified material weakness, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was not effective as of September 30, 2024. We previously identified a material weakness in our internal control over financial reporting related to Legacy Q32’s controls over complex accounting topics. Specifically, Legacy Q32’s accounting and internal control infrastructure did not allow for adequate review processes over complex accounting topics due to lack of sufficient personnel. We have concluded that this material weakness in our internal control over financial reporting is due to the fact that we have limited resources and do not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources to oversee our business processes and controls. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with our ongoing implementation of the remediation plan discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring operating losses since inception. Our net loss for the nine months ended September 30, 2024 and 2023 was $33.5 million and $26.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize bempikibart, ADX-097 or any other product candidates, including:

•
regulators or Institutional Review Boards, or IRBs, the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

We have completed a Phase 1 clinical trial of ADX-097 in healthy volunteers and we initiated an open-label Phase 2 renal basket program in the first half of 2024, for which enrollment is ongoing, and expect to initiate a Phase 2 clinical trial in AAV in the first half of 2025. The success of ADX-097 may depend on having a comparable safety and efficacy profile and a more convenient dosing schedule (i.e., less frequent dosing) with patient-friendly administration (i.e., SC self-administration) to products currently approved or in development for the indications we plan to pursue.

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

In addition, we currently rely on foreign CROs and CDMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CDMOs in the future. Foreign CDMOs may be subject to U.S. legislation, including the legislation pending in the U.S. Congress called the BIOSECURE Act. If passed, would prohibit the U.S. government from entering contracts or providing grants or loans to procure biotechnology equipment and services provided or produced by so-called “biotechnology companies of concern.” It would also prohibit the U.S. government from entering contracts or providing grants or loans to entities who use biotechnology equipment or services provided or produced by “biotechnology companies of concern” in connection with such contracts, grants, or loans. WuXi Biologics, along with several other entities, is named as a “biotechnology company of concern” in the most recent version of the BIOSECURE Act. The legislation also gives the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. The most recent version of the BIOSECURE Act would delay the application of the BIOSECURE Act’s provisions (i) until January 1, 2032, with respect to biotechnology equipment and services provided or produced by WuXi Biologics and other named biotechnology companies of concern under a contract or agreement entered before the effective date of the legislation and (ii) for a period of five years after the identification of new biotechnology companies of concern, with respect to biotechnology equipment and services provided or produced by an entity that the government identifies in the future as a biotechnology company of concern. Any additional executive action, legislative action or potential sanctions with China could materially impact WuXi Biologics, and our agreement with them. We continue to assess the legislation as it develops to determine the effect, if any, on our contractual relationships. In addition, foreign CDMOs may be subject to sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to manufacture our product candidates.

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

As of September 30, 2024, we had 42 full-time employees, including 3 who hold Ph.D. degrees and 3 who hold M.D. degrees, and one part-time employee; 31 employees are engaged in research and development and 12 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, our current physical laboratory space may be insufficient for our near-term research and development hiring plans, and the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

At this time, we hold the majority of our cash on deposit at SVB (which has been assumed by First Citizens) and we have not experienced any adverse impact to our current and projected business operations, financial condition or results of operations as a result of the closure of SVB or any other banks. We have diversified our cash deposit holdings between multiple financial institutions. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened.

Although we have assessed our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

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

If existing securityholders of Homology and Legacy Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2024, we had 12,138,869 shares of common stock outstanding. Certain of these shares are subject to lock-up agreements between Homology and Legacy Q32 on the one hand and certain securityholders of Homology and Legacy Q32 on the other hand. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants of Legacy Q32 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of September 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 59.8% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended September 30, 2024.

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

Q32 BIO INC.

Date: November 7, 2024	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: November 7, 2024	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President