Form 10-Q
period 2025-03-31
Q32 Bio Inc.
filed 2025-05-08
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	QTTB	The Nasdaq Capital Market

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

As of May 1, 2025, the registrant had 12,197,615 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Our failure to meet the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our securities.

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
our ability to achieve and sustain profitability in the future;
•
our strategies, prospects, plans, expectations or objectives of management for our future operations;
•
estimates of our future expenses, revenues, capital requirements, cash runway, and our needs for additional financing;
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
•
the effect of unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including heightened and fluctuating interest rates and inflation and capital market disruptions, changes in governmental agencies, international tariffs, trade protection measures, public health crises, economic sanctions and potential economic slowdowns or recessions, or similar events;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$65,483	$77,965
Prepaid expenses and other current assets	3,149	3,912
Total current assets	68,632	81,877
Equity investment	2,526	2,600
Property and equipment, net	1,251	1,370
Right-of-use asset, operating leases	5,571	5,722
Restricted cash and restricted cash equivalents	647	647
Other noncurrent assets	444	116
Total assets	$79,071	$92,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,712	$2,989
Accrued expenses and other current liabilities	5,265	7,479
CVR liability	1,940	2,900
Venture debt, current portion	4,662	3,097
Total current liabilities	14,579	16,465
Lease liability, net of current portion	5,467	5,636
Venture debt, net of current portion	8,039	9,556
Other noncurrent liabilities	55,000	55,000
Total liabilities	83,085	86,657
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized, 12,197,615 shares issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	241,829	240,487
Accumulated other comprehensive loss	—	—
Accumulated deficit	(245,845)	(234,814)
Total stockholders’ equity (deficit)	(4,014)	5,675
Total liabilities and stockholders’ equity (deficit)	$79,071	$92,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	7,124	9,841
General and administrative	5,104	5,002
Total operating expenses	12,228	14,843
Loss from operations	(12,228)	(14,843)
Change in fair value of convertible notes	—	15,890
Other income (expense), net	1,197	158
Total other income (expense), net	1,197	16,048
Income (loss) before provision for income taxes and loss from equity method investment	(11,031)	1,205
Provision for income taxes	—	—
Loss from equity method investment	—	(176)
Net income (loss)	$(11,031)	$1,029
Net income (loss) per share—basic	$(0.90)	$1.03
Net income (loss) per share—diluted	$(0.90)	$(6.33)
Weighted-average common shares—basic	12,197,615	995,280
Weighted-average common shares—diluted	12,197,615	2,334,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(11,031)	$1,029
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities, net	—	(5)
Total other comprehensive gain (loss)	—	(5)
Comprehensive income (loss)	$(11,031)	$1,024

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance as of December 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	359,569	$1	$4,159	$—	$(187,081)	$(182,921)
Conversion of convertible preferred stock to common stock in connection with the Merger	(2,286,873)	(47,458)	(312,094)	(4,132)	(2,625,896)	(59,855)	5,224,863	1	111,444	—	—	111,445
Issuance of common stock in the pre-closing financing	—	—	—	—	—	—	1,682,045	—	42,000	—	—	42,000
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	1,433,410	—	22,705	—	—	22,705
Issuance of common stock to Homology shareholders in reverse recapitalization	—	—	—	—	—	—	3,229,633	—	64,292	—	—	64,292
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(10,013)	—	—	(10,013)
Issuance of CVR at fair value	—	—	—	—	—	—	—	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	—	—	—	—	—	—	417	—	—	417
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	—	—	—	—	1,029	1,029
Balance as of March 31, 2024	—	$—	—	$—	—	$—	11,929,520	$2	$234,824	$(5)	$(186,052)	$48,769

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance as of December 31, 2024	12,197,615	$2	$240,487	$—	$(234,814)	$5,675
Stock-based compensation expense	—	—	1,342	—	—	1,342
Net loss	—	—	—	—	(11,031)	(11,031)
Balance as of March 31, 2025	12,197,615	$2	$241,829	$—	$(245,845)	$(4,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(11,031)	$1,029
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance costs	48	29
Depreciation expense	119	123
Stock-based compensation expense	1,342	417
Non-cash lease expense	151	141
Loss from equity method investment	—	176
Loss on impairment of equity investment	74	—
Change in fair value of CVR liability	(960)	—
Change in fair value of convertible notes	—	(15,890)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	763	1,332
Other noncurrent assets	(328)	(600)
Accounts payable	(277)	928
Operating lease liability	(149)	(131)
Accrued expenses and other current liabilities	(2,234)	(2,218)
Other noncurrent liabilities	—	113
Net cash used in operating activities	(12,482)	(14,551)
Cash flows from investing activities:
Maturities of short-term investments	—	97
Net cash provided by investing activities	—	97
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	—	7,000
Proceeds from issuance of common stock in pre-closing financing	—	42,000
Cash acquired in connection with reverse recapitalization	—	53,158
Payment of reverse recapitalization transaction costs	—	(2,812)
Net cash provided by financing activities	—	99,346
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(12,482)	84,892
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,612	31,264
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$66,130	$116,156
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$247	$115
Short-term investments acquired in connection with reverse recapitalization	$—	$19,905
Issuance of CVR at fair value	$—	$180
Transaction costs related to reverse recapitalization included in accounts payable and accrued expenses	$—	$7,201

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

As of March 31, 2025, the Company had an accumulated deficit of $245.8 million and cash and cash equivalents of $65.5 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the three months ended March 31, 2025, the Company incurred a net loss of $11.0 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of March 31, 2025, and consolidated results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any future period.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	March 31,
	2025	2024
Cash and cash equivalents	$65,483	$115,509
Restricted cash and cash equivalents	647	647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$66,130	$116,156

Deferred Transaction Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred transaction costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the transaction, either as a reduction of the carrying value of the preferred stock or in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the transaction. Should the in-process equity financing be abandoned, the deferred transaction costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations.

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

At March 31, 2025, the Company accounted for its investment in Oxford Biomedica (US) LLC (“OXB (US) LLC”) using the cost method (see Note 5).

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated events occurring after the date of its consolidated balance sheet through the date these condensed consolidated financial statements were issued (see Note 20).

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

3. Accounting for the Merger

As described in Note 1, Merger Sub merged with and into Legacy Q32, with Legacy Q32 surviving as a wholly-owned subsidiary of the Company on March 25, 2024. The Merger was accounted for as a reverse recapitalization in accordance with GAAP with Legacy Q32 as the accounting acquirer of Homology. Legacy Q32 was determined to be the accounting acquirer based on the terms of the Merger Agreement and other factors, including: (i) Legacy Q32’s shareholders own a majority of the voting rights in the combined company; (ii) Legacy Q32 designated a majority (seven of nine) of the initial members of the board of directors of the combined company; (iii) Legacy Q32’s executive management team became the management team of the combined company; (iv) the pre-combination assets of Homology were primarily cash and cash equivalents, short-term investments, and other non-operating assets; and (v) the combined company was named Q32 Bio Inc. and is headquartered in Legacy Q32’s office in Waltham, Massachusetts.

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

In addition, the Company recognized $2.1 million in personnel cost related to severance payments and retention bonuses to Homology employees and this amount was recorded in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the year ended December 31, 2024. The Company also incurred transaction costs of $10.0 million and this amount is recorded in additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2024.

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

4. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of March 31, 2025 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 are summarized as follows (in thousands):

Description	Balance as of March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$63,913	$63,913	$—	$—
Total cash equivalents	$63,913	$63,913	$—	$—
Total financial assets	$63,913	$63,913	$—	$—
Liabilities
CVR liability	$1,940	$—	$—	$1,940
Total financial liabilities	$1,940	$—	$—	$1,940

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows (in thousands):

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$76,089	$76,089	$—	$—
Total cash equivalents	$76,089	$76,089	$—	$—
Total financial assets	$76,089	$76,089	$—	$—
Liabilities
CVR liability	$2,900	$—	$—	$2,900
Total financial liabilities	$2,900	$—	$—	$2,900

Money market funds

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

CVR liability

As discussed in Notes 1 and 3, at the effective time of the Merger, each person who as of immediately prior to the effective time of the Merger was a stockholder of record of Homology or had the right to receive Homology’s common stock received a CVR, issued by Homology subject to and in accordance with the terms and conditions of a CVR Agreement, representing the contractual right to receive cash payments from the combined company upon the receipt of certain proceeds from a disposition of Homology’s pre-merger assets, calculated in accordance with the CVR Agreement. The Company concluded that the CVR liability is a derivative liability and is accounted for at fair value. The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For the portion of the CVR liability that is related to Homology's equity interest in OXB (US) LLC, the Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability at December 31, 2024. This model requires the use of estimates and assumptions including estimated future revenues and discount rates. At March 31, 2025, the Company utilized the purchase price for Homology's equity interest in OXB (US) LLC included in the call option execution notice obtained from Oxford Biomedica (US), Inc., less contractually reimbursable expenses pursuant to the CVR Agreement, to estimate the fair value of the CVR liability. For the portion of the CVR liability related to Homology's HMI-103, HMI-204, capsids and AAVHSC platform, the Company's fair value assessment includes judgments around the probability of progressing the in-process research and development assets, and in the case of one of the draft agreements, to certain milestones.

The CVR liability had an estimated fair value of $1.9 million as of March 31, 2025. The Company recorded in other income (expense), net, $1.0 million for the change in estimated fair value during the three months ended March 31, 2025.

Convertible Notes

Legacy Q32 issued convertible notes (the “Convertible Notes”) totaling $30.0 million during the year ended December 31, 2022. Legacy Q32 concluded that the Convertible Notes and its related features are within the scope of FASB Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), as a combined financial instrument, and Legacy Q32 elected the fair value option where changes in fair value of the Convertible Notes are measured through the accompanying condensed consolidated statement of operations until settlement. The Convertible Notes liability represents a Level 3 measurement within the fair value hierarchy as it was valued using certain unobservable inputs.

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

During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2025 and 2024.

5. Investment in Equity Securities

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

As a result of transactions by OXB (US) LLC, the Company’s investment was diluted to a 10% equity interest in OXB (US) LLC on May 22, 2024, and the Company no longer has the ability to exert significant influence over the operating and financial policies of OXB (US) LLC. The Company discontinued the equity method of accounting for the investment in OXB (US) LLC on May 22, 2024 and determined the remaining investment to be an equity security accounted for in accordance with FASB ASC Topic 321, Investments—Equity Securities (“ASC 321”) at the date the investment no longer qualifies for the equity method of accounting. The Company recorded the equity instrument at fair value and applied the measurement alternative under ASC 321 such that the Company would not change the amount recorded for the equity instrument unless the Company identified observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument was otherwise deemed to be impaired. At each reporting period, the Company is required to make a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If deemed impaired, the Company is required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount.

On March 1, 2025, Oxford Biomedica (US), Inc. exercised its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC. As of March 31, 2025, the Company performed an assessment to evaluate whether the investment is impaired and determined that the fair value of its investment in OXB (US) LLC was negatively impacted due to the projected payment to the Company as outlined in the call option exercise notice. The Company determined that the decline in value was deemed to be other than temporary and recorded an impairment charge of approximately $0.1 million to reduce its investment to fair value. The impairment charge is included in other income (expense), net in the Company's consolidated statements of operations. The Company and Oxford Biomedica (US), Inc. expect to finalize the transaction and pay the CVR holders by the end of the second quarter of 2025.

Prior to May 22, 2024, the Company was recording its share of income or losses from OXB (US) LLC on a quarterly basis under the equity method of accounting.

As of March 31, 2025, the carrying value of the equity investment was $2.5 million.

6. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	351
Computer equipment	89	89
Leasehold improvements	1,001	1,001
Total property and equipment	2,823	2,823
Less accumulated depreciation	(1,572)	(1,453)
Property and equipment, net	$1,251	$1,370

Depreciation expense for the three months ended March 31, 2025 and 2024 was approximately $0.1 million in each period. No impairment losses occurred in the three months ended March 31, 2025 and 2024. The Company had no losses on disposal of fixed assets for the three months ended March 31, 2025 and 2024.

7. Prepaid Expenses, Other Current Assets and Other Noncurrent Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	March 31, 2025	December 31, 2024
Prepaid external research and development	$1,653	$2,076
Prepaid expenses	848	885
Payroll tax credit	555	555
Other	93	396
Total prepaid expenses and other current assets	$3,149	$3,912

Other noncurrent assets consisted of the following as of (in thousands):

	March 31, 2025	December 31, 2024
Prepaid external research and development - long term	$444	$116
Other	—	—
Total other noncurrent assets	$444	$116

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	March 31, 2025	December 31, 2024
Accrued external research and development	$1,865	$2,611
Accrued compensation and related expenses	1,672	2,782
Accrued professional services and other	1,097	1,474
Operating lease liability, current	631	612
Total accrued expenses and other current liabilities	$5,265	$7,479

9. Restructuring Charges

On February 10, 2025, the Company notified its employees of a strategic restructuring plan adopted by the Company’s board of directors to focus its resources on the advancement of bempikibart in patients with AA (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company discontinued its Phase 2 renal basket clinical trial of ADX-097 and is evaluating strategic options for its tissue-targeted complement inhibitor platform, inclusive of ADX-097 and early-stage assets, in combination with other cost-saving measures. The Restructuring Plan included a reduction in force, which the Company expects to substantially complete by the end of the second quarter of 2025. As part of this Restructuring Plan, the Company recorded a restructuring charge for severance and related costs of approximately $0.9 million in the Company's condensed consolidated statements of operations during the three months ended March 31, 2025.

The Company’s restructuring liability related to the Restructuring Plan, which is included in accrued compensation and related expenses, consisted of the following (in thousands):

Employee-Related Costs
Accrued restructuring balance at January 1, 2025	$—
Expenses incurred	924
Payments	(272)
Accrued restructuring balance at March 31, 2025	$652

10. Commitments and Contingencies

As of March 31, 2025, the Company had ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

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

As of March 31, 2025, the Company’s headquarters lease had a weighted-average remaining lease term of 6.75 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$5,571	$5,722
Total operating lease right-of-use assets	$5,571	$5,722
Liabilities:
Current:
Operating lease liabilities	$631	$612
Noncurrent:
Operating lease liabilities, net of current portion	5,467	5,636
Total operating lease liabilities	$6,098	$6,248

The following table summarizes operating lease costs for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Fixed lease costs	$265	$257
Variable lease costs	230	137
Total lease costs	$495	$394

Variable lease costs were primarily related to operating expenses, taxes and insurances associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of March 31, 2025 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2025	$795
2026	1,092
2027	1,124
2028	1,158
2029	1,193
Thereafter	2,494
Total minimum lease payments	7,856
Less imputed interest	(1,758)
Total lease liability	$6,098
Lease liability, current portion	631
Lease liability, net of current portion	5,467
Total	$6,098

Prior to the Merger, Homology was subleasing office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB (US) LLC that expired in December 2024. At the effective time of the Merger, the Company recorded a liability of approximately $1.0 million representing the present value of the future minimum lease payments due under this sublease. As of March 31, 2025, all amounts under the sublease agreement have been paid and there are no accrued expenses or liabilities on the Company's condensed consolidated balance sheet related to the sublease.

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

During the three months ended March 31, 2025 and 2024, the Company had zero research and development expense for any milestone related to the Colorado License Agreement. The financial statements as of March 31, 2025 and December 31, 2024 do not include liabilities with respect to royalty fees on the license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not yet probable.

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

In consideration for the license, the Company made an upfront payment to BMS of $8 million, issued 318,278 Series A preferred shares to BMS and agreed to use commercially reasonable efforts to develop and commercialize at least one licensed product in key geographic markets. In addition, the Company agreed to pay BMS (i) development and regulatory milestone payments in aggregate amounts ranging from $32 million to $49 million per indication for the first three indications and commercial milestone payments in an aggregate amount of up to $215 million on net sales of licensed products, (ii) tiered royalties ranging from rates in the mid-single digit percentages to up to 10% of net sales, with increasing rates depending on the cumulative net sales, (iii) up to 60% of sublicense income, which percentage decreases based on the development stage of bempikibart at the time of the sublicensing event, and (iv) ongoing fees associated with the prosecution, maintenance, or filing of the licensed patents.

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

Unless terminated earlier by either party pursuant to its terms, the BMS License Agreement will expire on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last to expire Royalty Term with respect to such licensed product in such country. Either party may terminate the BMS License Agreement for the other party’s material breach, subject to a specified notice and cure period. BMS may terminate the BMS License Agreement if the Company fails to meet its diligence obligations under the BMS License Agreement, for the Company’s insolvency, or if the Company or its affiliates challenges the validity, scope, enforceability, or patentability of any of the licensed patents. The Company may terminate the BMS License Agreement for any reason upon prior written notice to BMS, with a longer notice period if a licensed product has received regulatory approval. If the BMS Agreement is terminated for the Company’s material breach, BMS will regain rights to bempikibart and the Company must grant BMS an exclusive license under the Company’s patent rights covering bempikibart, subject to a low single digit percentage royalty on net sales of bempikibart payable to the Company by BMS

In July 2024, the Company made a $4.0 million development milestone payment to BMS and recorded it as research and development expenses. As of March 31, 2025, no further events have occurred that would require payment of milestones, royalties or sublicense fees.

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

11. Debt

Venture Debt

In December 2020, the Company entered into a Loan and Security Agreement, as amended in June 2022, August 2022, December 2022, April 2023, July 2023, November 2023, March 2024 and July 2024, with Silicon Valley Bank, a California corporation (the “Loan Agreement”) for a lending facility of up to $25.0 million. The Company received $5.0 million upon execution of the Loan Agreement which it repaid in July 2023, a $5.5 million term loan advance in July 2023 and a $7.0 million term loan advance in March 2024, for a total of $12.5 million principal amount outstanding at March 31, 2025. The Company no longer has the ability to draw down any additional loan advances. The term loan bears interest at an annual rate equal to the greater of the prime rate minus 0.25% or 8.00%. The Loan Agreement provides for interest-only payments until July 1, 2025, followed by 24 equal monthly payments of principal plus interest. The loan matures on July 1, 2027. In addition, the Company paid a fee of $0.1 million upon closing and is required to pay a fee of 3.5% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the principal balance, and all accrued and unpaid interest, and a prepayment premium. In connection with the Loan Agreement, the Company granted the lender a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. If the Company fails to make payments when due or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition. The Company was in compliance with all covenants at March 31, 2025.

In conjunction with the Loan Agreement, in December 2020, the Company issued warrants to purchase 7,988 shares of common stock to the lender at a per share price of $6.87 with a maximum contractual term of 10 years and in July 2023, warrants to purchase 10,156 shares of common stock to the lender at a per share price of $7.50 with a maximum contractual term of 10 years. The warrants had a de minimis total relative fair value at the time of issuance. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity and FASB ASC Topic 815, Derivatives and Hedging, the warrants were classified as equity and were initially measured at fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified.

Interest expense was $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 9.56% and 10.42%, respectively, at each of March 31, 2025 and December 31, 2024. The components of the long-term debt balance are as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount of term loans	$12,500	$12,500
Unamortized debt discount and issuance costs	201	153
Carrying amount	12,701	12,653
Less current portion	(4,662)	(3,097)
Long-term debt, net	$8,039	$9,556

Convertible Notes

In May 2022, the Company entered into an agreement with the existing investors of the Company to issue, and for the existing investors to purchase, the Convertible Notes for up to an aggregate of $30.0 million. The Convertible Notes bore interest at 5.0% per annum. The Convertible Notes become due on demand of the Convertible Noteholders one year from the date of issuance. On April 27, 2023, the Company amended the maturity dates for the Convertible Notes. On May 20, August 5 and December 23, 2022, the Company received $8.3 million, $5.0 million, and $16.7 million, respectively, in exchange for issuance of the Convertible Notes. Interest expense was $0.4 million three months ended March 31, 2024. There was no interest expense recorded for the three months ended March 31, 2025, as the Convertible Notes converted into share of common stock in March 2024 per the Merger (see discussion below and in Note 1).

The Convertible Notes contained mandatory conversion features whereby the total outstanding amount of principal and accrued and unpaid interest of the Convertible Notes automatically converted into shares of common stock upon certain qualified financings. The total outstanding amount of principal and accrued and unpaid interest of the Convertible Notes convert into shares of common stock at 90% of the purchase price of the mandatory conversion events.

The Company elected to account for the Convertible Notes at fair value where changes in fair value of the notes are measured through the condensed consolidated statements of operations until settlement. Subsequent to December 31, 2023 and per the Merger further discussed in Note 1, the Convertibles Notes converted into 1,433,410 shares of common stock. The Company recorded a gain on the change in fair value prior to the conversion of the Convertible Notes of $15.9 million in other income (expense), net during the three months ended March 31, 2024.

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

13. Common Stock

As of March 31, 2025, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of March 31, 2025	As of December 31, 2024
Shares available for future issuance under the 2024 Stock Incentive Plan	1,908,292	1,760,657
Shares available for future issuance under the 2024 Employee Stock Purchase Plan	242,813	120,836
Shares reserved for stock option exercises	1,938,015	1,942,920
Shares reserved for vesting of restricted stock units	467,150	—
Shares reserved for warrants	18,144	18,144
	4,574,414	3,842,557

14. Stock-Based Compensation

2017 Stock Option and Grant Plan

Legacy Q32 adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of March 31, 2025, there were no additional shares available for future grant under the 2017 Plan.

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

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The number of shares of common stock initially available for issuance under the 2024 Plan was 2,839,888 shares of common stock. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of March 31, 2025, there were 1,908,292 shares available for future grant under the 2024 Plan.

2024 Employee Stock Purchase Plan

On March 15, 2024, Homology’s board of directors adopted and subsequently, Homology’s stockholders approved the Q32 Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2024 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2024 ESPP was 120,836 shares of common stock. The 2024 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 241,677 shares, a number of shares equal 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of March 31, 2025, there were 242,813 shares available for future grant under the 2024 ESPP.

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

There were no shares issued under the 2024 ESPP during the three months ended March 31, 2025 and 2024.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,942,920	$12.93	8.33	$12
Granted	60,743	$2.54
Exercised	—	$—
Cancelled	(65,648)	$14.10
Outstanding at March 31, 2025	1,938,015	$2.54	7.93	$—
Vested and expected to vest at March 31, 2025	1,938,015	$2.54	7.93	$—
Exercisable at March 31, 2025	942,917	$2.54	7.03	$—

The per share weighted-average grant date fair value of options granted in the three months ended March 31, 2025 was $2.42 prior to the Option Repricing (as defined below) in February 2025 and $1.73 after. The total fair value of options vested during the three months ended March 31, 2025 was $0.9 million. As of March 31, 2025, total unrecognized compensation costs to the unvested stock options were approximately $11.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock Option Modifications

On February 23, 2025, the Company's board of directors approved a stock option repricing (the “Option Repricing”), which was effective on February 24, 2025 (the “Repricing Date”). The Option Repricing applied to outstanding options to purchase shares of common stock of the Company granted under the Company’s 2017 Plan and 2024 Plan (collectively, “the Plans”), which, as of the Repricing Date, were held by current employees and non-employee directors of the Company and had an exercise price in excess of the current trading price of the common stock (so-called “underwater options”) with grant dates prior to February 23, 2025 (the “Eligible Options”). As of the Repricing Date, the Eligible Options were repriced such that the exercise price per share for such Eligible Options was reduced to the closing price of the common stock on the Nasdaq Global Market on the Repricing Date (the “Repriced Exercise Price”). The total number of shares of common stock underlying all Eligible Options was 1,871,416.

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

The repricing of the Eligible Options was accounted for as a modification under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company calculated incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification, determined using a lattice model based on the Hull-White framework, and recognized $0.3 million in its statement of operations for the three months ended March 31, 2025. An additional $0.2 million will be recognized over the remaining vesting terms of the modified awards.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity during the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	—	$—
Granted	467,150	$2.54
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2025	467,150	$2.54

As of March 31, 2025, total unrecognized compensation costs to the unvested RSUs were approximately $1.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-Based Compensation Expense

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model prior to the Option Repricing during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate range	4.46%	4.24%
Expected dividend rate	— %	— %
Expected term (years) range	5.23	5.88 – 6.11
Expected stock price volatility range	95.8%	92.0% – 92.2%

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

As discussed above, incremental stock-based compensation expense for the Option Repricing during the three months ended March 31, 2025 was calculated using a lattice model based on the Hull-White framework. This approach incorporated key assumptions, including suboptimal exercise multiples for both staff and executives, derived from empirical data. The model also accounted for additional factors such as vesting periods, employee turnover based on the accounting of forfeitures, volatility, contractual expiry, and risk-free rates.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$265	$157
General and administrative	1,077	260
Total stock-based compensation expense	$1,342	$417

15. Agreements with Horizon

From August 2022 until November 2023, Legacy Q32 was a party to the Collaboration and Option Agreement (the “Horizon Collaboration Agreement”) and the Asset Purchase Agreement (the “Purchase Agreement”, and together with the Horizon Collaboration Agreement, the “Horizon Agreements”), each between Legacy Q32 and Horizon Therapeutics Ireland DAC (“Horizon”), pursuant to which Legacy Q32 received $55.0 million in initial consideration and staged development funding for the completion of the two ongoing Phase 2 trials for bempikibart, and Horizon had an option to acquire the bempikibart program at a prespecified price, subject to certain adjustments.

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

16. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three months ended March 31, 2025 and 2024 related to services provided by these investors and board members.

No amounts were due to related parties at March 31, 2025 or December 31, 2024.

17. Income Taxes

The Company did not record a tax provision or benefit for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025, the Company’s potentially dilutive securities, which include stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

For the three months ended March 31, 2024, the Company considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or antidilutive. The Company made such determination in sequence from the most dilutive to the least dilutive and concluded that its Convertible Notes are dilutive to net income per share for the three months ended March 31, 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, the Company applied the if-converted method to determine the effect of its Convertible Notes on the diluted earnings per share calculations. Pursuant to such method, the Company adjusted the numerator for the gains or losses recognized during the period in net income from the Convertible Notes and the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the Convertible Notes were converted as of the beginning the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income (loss)-basic	$(11,031)	$1,029
Net income (loss)-diluted	$(11,031)	$(14,771)
Denominator:
Weighted-average common shares outstanding-basic	12,197,615	995,280
Dilutive securities	—	1,338,900
Weighted-average common shares outstanding-diluted	12,197,615	2,334,180

Net income (loss) per share-basic	$(0.90)	$1.03
Net income (loss) per share-diluted	$(0.90)	$(6.33)

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,938,015	2,028,820
Restricted stock units	467,150	—
Warrants to purchase common stock	18,144	18,144

19. Segment Reporting

The Company operates as one operating segment, focused on research, development, and discovering, developing and delivering therapies for its novel biologics. The Company’s CEO, as the chief operating decision maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Managing and allocating resources on a total-company basis enables the CODM to assess the overall level of resources available and how to best deploy those resources across research and development projects that are in line with our long-term company-wide strategic goals. Consistent with this decision-making process, the CODM uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. When evaluating the Company’s overall performance, the CODM is focused on the timing and progress of its preclinical and clinical development activities. The CODM regularly reviews total expenses, as well as direct research and development expenses by program and makes decisions using this information on a company-wide basis.

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

The following table presents reportable segment net loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Direct research and development expense by program:
Bempikibart	$2,764	$5,261
ADX-097	569	1,084
Discovery and other	43	225
Personnel-related costs (excluding stock-based compensation)	4,549	5,732
Other G&A expenses	2,706	1,849
Interest (income) expense, net	(371)	(180)
Other segment items (1)	771	(15,000)
Total segment net (gain) loss	$11,031	$(1,029)

(1) Other segment items are included in order to reconcile to total segment net (gain) loss. Other segment items include non-cash items such as depreciation and amortization expense and stock-based compensation expense, gains and losses on the change in fair value of convertible notes, change in fair value of contingent value rights and loss from equity method investment.

20. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2025 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of March 31, 2025 and events which occurred subsequently but were not recognized in the financial statements, and there were no material subsequent events requiring disclosure.

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

Bempikibart (ADX-914), our most advanced product candidate, is a fully human anti–interleukin-7 receptor alpha (“IL-7Rα”), antagonist monoclonal antibody designed to re-regulate adaptive immune function by blocking signaling mediated by interleukin-7 (“IL-7”), and thymic stromal lymphopoietin (“TSLP”). We have completed two Phase 2a clinical trials evaluating bempikibart; SIGNAL-AA Part A, for the treatment of alopecia areata (“AA”), and SIGNAL-AD for the treatment of atopic dermatitis (“AD”). In December 2024, we announced topline results from both of these trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trial. We expect to report topline data from SIGNAL-AA Part B trial in the first half of 2026.

Patients in the SIGNAL Phase 2a clinical trials were dosed with 200mg subcutaneous (“SC”) bempikibart every two weeks. In SIGNAL-AA Part A, 44 patients with severe and very severe AA were enrolled. Patients were dosed for 24 weeks and followed for an additional 12 weeks off-treatment. At the 24-week endpoint, we observed more hair regrowth compared to placebo and evidence of durable responses in patients. The average hair regrowth across patients in the trial continued to improve from week 24 to week 36 despite patients being off therapy during the 12-week follow-up period. In AD, bempikibart was evaluated in two parts, Part A (15 patients) and Part B (106 patients). While encouraging results were seen in Part A, the primary endpoint was not met in Part B.

Across the trials, at the 200mg Phase 2a dose, we achieved our desired receptor occupancy (“RO”) and observed favorable pharmacokinetics (“PK”) / pharmacodynamic (“PD”) properties, consistent with those from the Phase 1 clinical trial. Minimal anti-drug antibodies (“ADAs”) were observed in the trials.

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

Across all clinical trials, bempikibart has been dosed in 130 patients to-date and has demonstrated a favorable safety and tolerability profile, with no Grade 3 or higher related adverse events. We plan to enroll approximately 20 evaluable severe or very severe AA patients through 36 weeks of treatment in a Part B expansion of the SIGNAL-AA Phase 2a clinical trial and report topline data from SIGNAL-AA Part B in the first half of 2026.

In April 2025, we announced that the FDA has granted Fast Track designation (“FTD”) to bempikibart for the treatment of AA. FTD is a process designed to facilitate the development and expedite the review of new drugs to treat serious diseases and fill an unmet medical need with the purpose of getting important new drugs to patients earlier. A drug that receives FTD may be eligible for more frequent meetings and communications with the FDA to discuss development plans and ensure the collection of appropriate data needed to support approval and for a rolling review of an application for marketing approval.

ADX-097, a Phase 2 asset and the lead product candidate from our complement inhibitor platform, is a humanized anti-C3d monoclonal antibody (“mAb”) fusion protein. ADX-097 is designed to restore complement regulation – an integral part of the innate immune system – through a tissue targeted mechanism. ADX-097 is designed to inhibit alternative pathway complement activation locally in diseased tissues where complement-mediated pathology is actively manifest. We believe ADX-097 has the potential to drive improved clinical activity and address the limitations of the currently available systemic approaches to complement inhibition, including infection risk and the need for high drug doses and frequent administration, to achieve therapeutic levels of inhibition.

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

In February 2025, we announced a corporate restructuring to focus on the advancement of bempikibart for the treatment of patients with AA. As part of the restructuring, we discontinued the Phase 2 renal basket clinical trial of ADX-097 and are evaluating strategic options for our tissue-targeted complement inhibitor platform, inclusive of ADX-097 and early-stage assets, to prioritize the clinical development of bempikibart (the “Restructuring Plan”). The Restructuring Plan included a reduction in force, which we expect to substantially complete by the end of the second quarter of 2025. As part of this Restructuring Plan, we incurred severance and severance-related charges of approximately $0.9 million. We may also incur other charges or cash expenditures not currently contemplated or that cannot be currently estimated due to events that may occur as a result of, or be associated with, the Restructuring Plan.

Rights to Bempikibart

In October 2023, Amgen Inc. (“Amgen”) completed the acquisition of Horizon Therapeutics public limited company (“Horizon plc”). Following the acquisition, Legacy Q32 agreed with Amgen to mutually terminate the Collaboration and Option Agreement (the “Horizon Collaboration Agreement”) and the Asset Purchase Agreement (the “Purchase Agreement”, and together with the Horizon Collaboration Agreement, the “Horizon Agreements”), each between Legacy Q32 and Horizon Therapeutics Ireland DAC (“Horizon”).

In November 2023, Legacy Q32 entered into a termination agreement with Horizon (the “Horizon Termination Agreement”), pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, Legacy Q32 retained the initial consideration and development funding received under the Horizon Collaboration Agreement and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, Legacy Q32 agreed to pay Horizon regulatory and sales milestone payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart.

These potential payments to Horizon are not in exchange for a distinct good or service and therefore, the Company accounts for consideration payable to Horizon as a reduction of the transaction price under the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company concluded that the $55.0 million of arrangement consideration previously recognized should be fully constrained as a result of the contingent consideration payable to Horizon, and accordingly, the amounts previously recognized were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the Horizon Collaboration Agreement. No amounts have been recognized related to the remaining potential payment to Horizon (up to $20.1 million) as it is not probable that the respective milestones will be achieved at this time.

Merger with Homology and Pre-Closing Financing

On November 16, 2023, Legacy Q32 entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Homology and Kenobi Merger Sub, Inc., a wholly-owned subsidiary of Homology (“Merger Sub”). The Merger was completed on March 25, 2024. Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Q32, with Legacy Q32 continuing as the surviving company and as a wholly-owned subsidiary of Homology (the “Merger”). Homology changed its name to Q32 Bio Inc. (“Q32”), and Legacy Q32, which remains as a wholly-owned subsidiary of Q32, changed its name to Q32 Bio Operations Inc. On March 26, 2024, the combined company’s common stock began trading on the Nasdaq Global Market under the ticker symbol “QTTB.” The business of Legacy Q32 continues as the business of the combined company. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue

Code of 1986, as amended. In connection with the Merger Agreement, certain parties entered into a subscription agreement with us to purchase shares of our common stock for an aggregate purchase price of $42.0 million (the “Pre-Closing Financing”).

On March 25, 2024 (the “Closing Date”), following approval by our stockholders and by Homology’s stockholders, the Pre-Closing Financing closed immediately prior to the consummation of the Merger. Shares of Legacy Q32’s common stock issued pursuant to the Pre-Closing Financing were converted into the right to receive 1,682,045 shares of Homology common stock after taking into account the Reverse Stock Split. On March 25, 2024, in connection with, and prior to the completion of the Merger, Homology effected a one-for-eighteen reverse stock split (the “Reverse Stock Split”) of its then outstanding common stock. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, which was March 25, 2024, all issued and outstanding shares of the Legacy Q32’s common stock (including common stock issued upon the conversion of all Legacy Q32’s Series A, Series A-1 and Series B preferred stock, conversion of Legacy Q32 convertible notes, but excluding the common stock issued in Pre-Closing Financing) converted into the right to receive 7,017,842 shares of Homology’s common stock based on the final exchange ratio of 0.0480 (the “Exchange Ratio”). Lastly, each option to purchase Legacy Q32’s shares that was outstanding and unexercised immediately prior to the effective time of the Merger was converted into an option to purchase shares of Homology common stock based on the final Exchange Ratio. Immediately following the Merger, Legacy Q32 stockholders owned approximately 74.4% of the outstanding common stock of the combined company.

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

At the effective time of the Merger, each person who as of immediately prior to the effective time of the Merger was a stockholder of record of Homology or had the right to receive Homology’s common stock received a contractual contingent value right (“CVR”), issued by Homology subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between Homology and the rights agent (the “CVR Agreement”), representing the contractual right to receive cash payments from the combined company upon the receipt of certain proceeds from a disposition of Homology’s pre-merger assets, calculated in accordance with the CVR Agreement.

Financial Overview

As of March 31, 2025, we had cash and cash equivalents of $65.5 million. We expect that our cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements to the second half of 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

Research and Development Expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of our product candidates. External expenses include:

•
expenses incurred in connection with our research and development activities, including costs related to agreements with third parties such as consultants, contractors and clinical research organizations (“CROs”);
•
costs related to contract development and manufacturing organizations (“CDMOs”), that are primarily engaged to provide drug substance and product for our preclinical studies, clinical trials and research and development programs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
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

Change in Fair Value of Convertible Notes

Legacy Q32 recognized a liability as a result of the issuance of convertible promissory notes (the “Convertible Notes”). We account for all convertible notes issued under the fair value option election of FASB ASC Topic 825, Financial Instruments (“ASC 825”). The financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is recognized within other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive loss, if any.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	7,124	9,841	(2,717)
General and administrative	5,104	5,002	102
Total operating expenses	12,228	14,843	(2,615)
Loss from operations	(12,228)	(14,843)	2,615
Change in fair value of convertible notes	—	15,890	(15,890)
Other income (expense), net	1,197	158	1,039
Total other income (expense), net	1,197	16,048	(14,851)
Income (loss) before provision for income taxes and loss from equity method investment	(11,031)	1,205	(12,236)
Provision for income taxes	—	—	—
Loss from equity method investment	—	(176)	176
Net income (loss)	$(11,031)	$1,029	$(12,060)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$2,764	$5,261	$(2,497)
ADX-097	569	1,084	(515)
Discovery and other	43	225	(182)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	2,985	2,682	303
Indirect research and development expense	763	589	174
Total research and development expenses	$7,124	$9,841	$(2,717)

Research and development expenses were $7.1 million for the three months ended March 31, 2025, compared to $9.8 million for the three months ended March 31, 2024. The decrease of $2.7 million was primarily due to a decrease of $2.5 million in clinical spend related to our bempikibart program due to higher costs in the prior year as we were advancing clinical trials for AA and AD, a decrease in direct research and development expenses related to ADX-097 of $0.5 million as we discontinued the Phase 2 renal basket clinical trial of ADX-097 in the first quarter of 2025 and a decrease in toxicology costs of $0.2 million as compared to the prior year.

The increase in personnel-related and consultant costs was primarily related to severance expense associated with the restructuring in February 2025. Personnel-related and consultant costs for the three months ended March 31, 2025 and 2024 included stock-based compensation expense of $0.3 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended March 31, 2025, consistent with $5.0 million for the three months ended March 31, 2024.

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

Other Income (Expense), Net

Other income (expense), net was $1.2 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024. Other income (expense), net for the three months ended March 31, 2025 includes a gain recorded for the change in fair value of the CVR liability of $1.0 million, as well as interest income of $0.7 million. These increases are partially offset by an other-than-temporary impairment charge of approximately $0.1 million we recorded because it was determined that the fair value of our equity investment in OXB (US) LLC was less than its carrying value and interest expense of $0.3 million on our venture debt. The increase in other income (expense), net is due to the change in fair value of the CVR liability that was not present in the prior year, as well as a higher average cash balance resulting in higher interest income for the three months ended March 31, 2025.

Loss from Equity Method Investment

Prior to May 22, 2024, we accounted for our investment in OXB (US) LLC using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis. For the three months ended March 31, 2024, we recorded a loss from equity method investment of $0.2 million, representing our share of OXB (US) LLC’s net loss. See Notes 2 and 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily from proceeds from the sales of our convertible preferred stock, convertible notes, venture debt, and proceeds from the Horizon Collaboration Agreement and from the Merger with Homology and accompanying Pre-Closing Financing. From inception through March 31, 2025, we raised $111.4 million in aggregate cash proceeds, net of issuance costs, from the sales of our Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock and received payments of $55.0 million in connection with the Horizon Collaboration Agreement. We also received $30.0 million from the sales of convertible notes, $12.5 million from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology and $42.0 million pursuant to the Pre-Closing Financing. As of March 31, 2025, we had cash and cash equivalents of $65.5 million.

Going Concern

We have incurred significant operating losses since inception and, as of March 31, 2025, had an accumulated deficit of $245.8 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of March 31, 2025, we had cash and cash equivalents of $65.5 million. We expect that our cash and cash equivalents as of March 31, 2025, will be sufficient to fund our operations to the second half of 2026. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(12,482)	$(14,551)
Net cash provided by investing activities	—	97
Net cash provided by financing activities	—	99,346
Increase/(decrease) in cash, cash equivalents and restricted cash	$(12,482)	$84,892

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the three months ended March 31, 2025, net cash used in operating activities was $12.5 million, which was primarily utilized for the funding of our operating expenses of $12.2 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart program. Non-cash expenses include stock-based compensation expense of $1.3 million, non-cash lease expenses of $0.2 million and depreciation expense of $0.1 million, partially offset by a gain of $1.0 million recognized on the change in fair value of the CVR liability. The change in net operating assets and liabilities was primarily attributable to a decrease in accrued expenses and other current liabilities of $2.2 million, an increase in other noncurrent assets of $0.3 million and a decrease in accounts payable of $0.3 million, partially offset by a decrease in prepaid expenses and other current assets of $0.8 million.

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

Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities consisted of maturities of short-term investments during the period since the Merger. There was no net cash used in or provided by investing activities for the three months ended March 31, 2025.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities consisted of $53.2 million of cash acquired as part of the Merger, $42.0 million of proceeds from the issuance of common stock in the pre-closing financing and $7.0 million of proceeds from the borrowings under a new loan and security agreement, slightly offset by payments of $2.8 million of transaction costs related to the Merger. There was no net cash used in or provided by financing activities for the three months ended March 31, 2025.

Pre-Closing Financing

In connection with the Merger Agreement, certain third parties entered into the Pre-Closing Financing as described above under “Merger with Homology and the Pre-Closing Financing.” On the Closing Date, following approval by the stockholders of Legacy Q32 and Homology, the Pre-Closing Financing closed immediately prior to the consummation of the Merger. Shares of Legacy Q32’s common stock issued pursuant to the Pre-Closing Financing were converted into the right to receive 1,682,045 shares of Homology common stock, after taking into account the Reverse Stock Split.

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

The following table summarizes our contractual obligations and commitments as of March 31, 2025 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$7,856	$3,011	$3,580	$1,265

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

Collaboration and License Agreements

Bempikibart—License Agreement – Bristol-Myers Squibb Company

In September 2019, Legacy Q32 entered into a license agreement, as amended in August 2021 and July 2022 (the “BMS License Agreement”), with Bristol-Myers Squibb Company (“BMS”), pursuant to which we obtained sublicensable licenses from BMS to research, develop and commercialize licensed products, including bempikibart, for any and all uses worldwide. The licenses granted to us are exclusive with respect to BMS’s patent rights and know-how relating to certain antibody fragments (including certain fragments of bempikibart) and non-exclusive with respect to BMS’s patent rights and know-how relating to the composition of matter and use of a specific region of bempikibart. BMS retained the right for it and its affiliates to use the exclusively licensed patents and know-how for internal, preclinical research purposes. Under the BMS License Agreement, we are prohibited from engaging in certain clinical development or commercialization of any antibody other than a licensed compound with the same mechanism of action until the earlier of the expiration of our obligation to pay BMS royalties or September 2029.

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

Our obligation to pay BMS royalties under subsection (ii) above commences, on a licensed product-by-licensed product and country-by-country basis, on the first commercial sale of a licensed product in a country and expires on the later of (x) 12 years from the first commercial sale of such licensed product in such country, (y) the last to expire licensed patent right covering bempikibart or such licensed product in such country, and (z) the expiration or regulatory or marketing exclusivity for such licensed product in such country (the “Royalty Term”). If we undergo a change of control prior to certain specified phase of development, the development and milestone payments are subject to increase by a low double digit percentage and the royalty rates are subject to increase by a low sub-single digit percentage.

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

ADX-097—License Agreement – The Regents of the University of Colorado

In August 2017, Legacy Q32 entered into an exclusive license agreement, as amended in February 2018, September 2018, and April 2019 (the “Colorado License Agreement”), with The Regents of the University of Colorado (“Colorado”), pursuant to which we obtained worldwide, royalty-bearing, sublicensable licenses under certain patents and know-how owned by Colorado and Medical University of South Carolina (“MUSC”), relating to the research, development and commercialization of ADX-097. The licenses granted to us are exclusive with respect to certain patent families and know-how and non-exclusive with certain other patent families and know-how. The licenses granted to us are also subject to certain customary retained rights of Colorado and MUSC and rights of the United States government owing to federal funding giving rise to inventions covered by the licensed patents. We agreed to use commercially reasonable efforts to develop, manufacture and commercialize ADX-097, including by using commercially reasonable efforts to achieve specified development and regulatory milestones by specified dates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. We consider many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. We must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and we must select an amount that falls within that range of reasonable estimates. Actual results could materially differ from those estimates.

Our critical accounting policies are described under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies during the three months ended March 31, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising from the ordinary course of business. We record a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Quarterly Report on Form 10-Q.

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

We have incurred recurring operating losses since inception. Our net loss for the three months ended March 31, 2025 was $11.0 million. On March 25, 2024, Legacy Q32 closed the Merger with Homology and as part of that transaction, recorded a gain of $15.9 million due to the change in fair value prior to the conversion of the Legacy Q32 Convertible Notes which resulted in net income of $1.0 million for the three months ended March 31, 2024. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
acquire or in-licenses products, intellectual property and technologies; and
•
establish commercial-scale current good manufacturing practices (“cGMP”) capabilities through a third-party or our own manufacturing facility.

In addition, our expenses will increase if, among other things, we are required by the U.S. Food and Drug Administration (the “FDA”), or other regulatory authorities to perform trials or studies in addition to, or different than, those that we currently anticipate, there are any delays in completing our clinical trials or the development of any product candidates, or there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We will also incur additional costs associated with operating as a public company. We will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations to the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the timing and progress of preclinical and clinical development activities, including our ongoing Phase 2 clinical trial for bempikibart in alopecia areata (“AA”);
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
•
our arrangements with our contract development and manufacturing organizations (“CDMOs”), and contract research organizations (“CROs”);
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

We or our collaborators may experience delays in initiating or completing clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any current or future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize bempikibart or any other product candidates, including:

•
regulators or Institutional Review Boards (“IRBs”), the FDA or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

Commencing clinical trials in the U.S. is subject to the FDA allowing an Investigational New Drug Application (“IND”), to proceed after an evaluation of the proposed clinical trial design. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are comparable processes and risks applicable to clinical trial applications needed to initiate clinical trials in other countries, including countries in the European Union (“EU”).

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

Our future success is substantially dependent on our, or our current or future strategic partners’, ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, bempikibart. We are investing a majority of our efforts and financial resources into the research and development of bempikibart. We are developing bempikibart to treat autoimmune and inflammatory diseases, with the aim of achieving the optimal balance of efficacy, tolerability and convenience for patients via infrequently administered subcutaneous doses. We have completed a Phase 1 double-blind, placebo-controlled, single ascending dose and multiple dose study to assess the safety, pharmacokinetic (“PK”), and pharmacodynamic (“PD”), of bempikibart after subcutaneous administration in healthy subjects. This study supported further evaluation of bempikibart, including through demonstration of a PK/PD profile supporting evaluation of every two-week subcutaneous dosing in clinical trials. Subsequent to this study, we advanced bempikibart into two Phase 2a clinical trials. The Phase 2a SIGNAL-AD trial evaluated the use of bempikibart for the treatment of atopic dermatitis (“AD”), and the Phase 2a SIGNAL-AA trial is evaluating bempikibart for the treatment of alopecia areata (“AA”). We completed enrollment and dosing through the 12-week and 24-week periods for the SIGNAL-AD and SIGNAL-AA trials, respectively, and in December 2024, we announced topline data from both clinical trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trial. The success of bempikibart may depend on having a comparable safety and efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) with patient-friendly administration (i.e., S.C. self-administration) to products currently approved or in development for the indications we plan to pursue.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of certain types of NHPs available for Good Laboratory Practice (“GLP”) testing for drug development. This could cause the cost of obtaining NHPs for our future preclinical studies to increase significantly, and if the shortage continues, and could result in delays to our development timelines. Furthermore, a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Additionally, we are currently conducting an “open-label” clinical study. An open-label study is one where both the patient and investigator know whether the patient is receiving the investigational product candidate. Such studies may test only the investigational product candidate and sometimes may do so at different dose levels. Open-label studies are subject to various limitations that may exaggerate any therapeutic effect as patients in such studies are aware when they are receiving treatment. Open-label studies may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label studies may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the studies are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label study may not be predictive of future clinical trial results with our product candidates when studied in a controlled environment with a placebo or active control. In addition, we expect to rely on patients to provide feedback on measures, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and from site to site within a clinical trial.

Although we plan to seek regulatory guidance in designing and conducting our development plans, we cannot be sure that the FDA or comparable foreign regulatory authorities will agree with these plans. If the FDA or comparable regulatory authorities requires us to revise or amend a clinical study, generate additional pre-clinical data in support of clinical conduct (e.g., toxicology studies), conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND, clinical trial application (“CTA”) or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•
failure to perform in accordance with the FDA’s or any other regulatory authority’s Good Clinical Practices (“GCPs”), or regulations or applicable regulations or regulatory guidelines in other countries;
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

We could also encounter delays if a clinical trial is placed on clinical hold, suspended or terminated by us, the FDA, the competent authorities of the EU Member States or other regulatory authorities or the IRBs or ethics committees of the institutions in which such trials are being conducted, if a clinical trial is recommended for suspension or termination by the data safety monitoring board (“DSMB”), or equivalent body for such trial, or on account of changes to federal, state, or local laws. If we are required to conduct additional clinical trials or other testing of bempikibart or any other product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials of bempikibart or any other product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. While our completed preclinical studies and our completed and ongoing clinical trials in humans have not shown any such characteristics to date, significant further evaluation must be done of each of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, patients may be harmed, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA, the European Medicines Agency (the “EMA”), or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of bempikibart or any other product candidates at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude a product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of an approved product due to its tolerability versus other therapies. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with bempikibart or any other product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from bempikibart or any other product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

We may expend our limited resources to pursue a particular product candidate, such as bempikibart and fail to capitalize on candidates that may be more profitable or for which there is a greater likelihood of success.

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

We are dependent on patents rights, know-how and proprietary technology licensed from third parties. In particular, we depend substantially on our license agreement with Bristol Myers Squibb Company (“BMS”), under which we in-license patent rights and know-how that cover bempikibart (the “BMS Agreement”), and The Regents of the University of Colorado (the “Colorado Agreement”), under which we in-license patent rights and know-how relating to ADX-097. For more information regarding the BMS Agreement and Colorado Agreement, please see the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations– Collaboration and License Agreements” in this Quarterly Report on Form 10-Q. We may also enter into additional agreements with third parties in the future.

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

Our current or future licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying product candidates for academic and research use, to publish general scientific findings from research related to the product candidates, to make customary scientific and scholarly disclosures of information relating to the product candidates, or to develop or commercialize the licensed product candidates in certain regions. In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act (the “Bayh-Dole Act”), including a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. We may at times choose to collaborate with academic institutions to accelerate our preclinical research or development that are subject to the Bayh-Dole Act. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office (the “USPTO”) and foreign patent agencies over the lifetime of a patent. In addition, the USPTO and other foreign patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which such non-compliance will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, and non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our drug candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our drug candidates in any indication for which they are approved.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Licensed Biological Products with Reference Product Exclusivity and Biosimilarity or Interchangeability Evaluations (the “Purple Book”), a searchable, online database that contains information about biological products, including biosimilar and interchangeable biological products, licensed (approved) by the FDA under the Public Health Service Act. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Purple Book. Even if we submit a patent for listing in the Purple Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If any of our product candidates are approved and patents covering such product candidates not listed in the Purple Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidates.

Changes to patent laws in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our intellectual property.

Changes in either the patent laws or interpretation of patent laws in the U.S., including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), could increase the uncertainties and costs surrounding the prosecution of our future owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, in 2012, the European Union Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent (“UP”), covering all participating European Union member states, and a new European Unified Patent Court, UPC, for litigation involving European patents including all UPs. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC if not opted out. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC before the prescribed deadlines, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke its European patents that have not been opted out, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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
•
the data collected from clinical trials of a product candidate may not be acceptable or sufficient to support the submission of a Biologics License Application (“BLA”), a new drug application (“NDA”), or similar marketing application to obtain regulatory approval in the U.S. or elsewhere, and we may be required to conduct additional clinical trials;
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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market bempikibart or other product candidates, which would significantly harm our business, results of operations and prospects. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ decisions and interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (the “APA”). Decisions such as this could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Changes in funding for, or other disruptions to the operations of, the FDA, the SEC, the National Institute of Health (“NIH”), and other government agencies, including from government shutdowns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025, and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve regulatory submissions and NIH’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, layoffs and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation, tariffs and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

We may not be able to meet requirements for the chemistry, manufacturing and control of our product candidates.

In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug and biologic products safely and in accordance with regulatory requirements. This includes synthesizing the active ingredient, developing an acceptable formulation, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process and demonstrating that our products meet stability requirements. Meeting these chemistry, manufacturing and control (“CMC”) requirements is a complex task that requires specialized expertise. If we are not able to meet the CMC requirements, we may not be successful in advancing our clinical studies or obtaining regulatory approvals for our product candidates.

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

Our product candidates for which we intend to seek approval as biologics may face competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of bempikibart or other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business-Government Regulation-Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize product candidates.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See the section titled “Business-Government Regulation-Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the laws that may affect our ability to operate.

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

We intend to seek approval to market bempikibart and other product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for such product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business-Government Regulation-Coverage and Reimbursement” and “Regulation in the EU” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.

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

We may seek one or more designations or expedited programs for our product candidates, but may not receive such designations or be allowed to proceed on expedited program pathways, and even with the fast track designation (“FTD”) we received for bempikibart or may receive for another product candidate in the future, such designations or expedited programs may not lead to a faster development or regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive regulatory approval in the U.S.

In April 2025, we received FTD for bempikibart for the treatment of AA. In the future, we may seek FTD for other product candidates, where applicable. If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data for the drug demonstrates the potential to address an unmet medical need for such a condition, the drug sponsor may apply for FTD. The FDA has broad discretion whether to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot provide assurance that the FDA would decide to grant this designation. Even with the FTD granted to bempikibart or that may be granted to any other product candidate, as applicable, bempikibart or other product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw FTD if it believes that the designation is no longer supported by data from the clinical development program. FTD alone does not guarantee qualification for the FDA’s priority review procedures.

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

In the future, we may also seek approval of product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (the “FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to act, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of regulatory approval be submitted to the Agency for review during the pre-approval review period. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

We, and third parties with whom we work, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the sections titled “Business-Government Regulation-Data Privacy and Security” and “Other Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed description of the laws that may affect our ability to operate.

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

As of March 31, 2025, we had 28 full-time employees, including 4 who hold Ph.D. degrees and 2 who hold M.D. degrees, and one part-time employee; 18 employees are engaged in research and development and 10 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to focus the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Similarly, global geopolitical disruptions, including the military conflict between Russia and Ukraine, the conflict in Israel and Gaza and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was also swept into receivership. The U.S. Department of Treasury, the Federal Reserve Board (the “Federal Reserve”), and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, FDIC and Federal Reserve have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments and help address liquidity pressures that may arise. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

If existing securityholders of Homology and Legacy Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 31, 2025, we had 12,197,615 shares of common stock outstanding. Certain of these shares are subject to lock-up agreements between Homology and Legacy Q32 on the one hand and certain securityholders of Homology and Legacy Q32 on the other hand. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants of Legacy Q32 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

The administrator of the 2024 Plan is authorized to exercise its discretion, and has exercised such discretion, to affect the repricing of stock options and there may be adverse consequences to our business due to the exercise of discretion by the administrator of the 2024 Plan.

Pursuant to our 2024 Plan, we are authorized to grant equity awards, including stock options, to our employees, directors and consultants. Our board of directors is the administrator of the 2024 Plan and is authorized to exercise its discretion to reduce the exercise price of stock options or effect the repricing of such awards. To provide added incentives to retain and motivate key contributors, our board of directors approved the Option Repricing in February 2025. As a result of such repricing or any potential future repricing, certain proxy advisory firms or institutional investors may be unsupportive of such actions and publicly criticize our compensation practices, and proxy advisory firms may recommend an “against” or “withhold” vote for members of our compensation committee. In addition, as we hold an advisory vote on named executive officer compensation (known as the “say-on-pay” vote) at the time of, or subsequent to, any such repricing, it is likely that proxy advisory firms would issue an “against” recommendation on our say-on-pay vote and institutional investors may not be supportive of our say-on-pay vote. If proxy advisory firms or institutional investors are successful in aligning their views with our broader stockholder base and we are required to make changes to the composition of our board and its committees, or if we need to make material changes to our compensation and corporate governance practices, our business might be disrupted and our stock price might be negatively impacted. Even if we are able to successfully rationalize the exercise of such discretionary power, defending against any “against” or “withhold” recommendation for members of our compensation committee, any “against” recommendation on our say on pay vote or public criticism could be distracting to management, and responding to such positions from such firms or investors, even if remedied, can be costly and time-consuming.

In addition, we have incurred costs, including accounting and administrative costs and attorneys’ fees, and have recognized incremental compensation expense as a result of the February 2025 Option Repricing, and may further incur significant costs or be required to recognize incremental compensation expense as a result of any potential future repricing, even absent negative reactions from proxy advisory firms and institutional investors. These actions could cause our stock price to decrease and experience periods of increased volatility, which could result in material adverse consequences to our business.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of March 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 57.9% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report:

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the over-the-counter bulletin board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange.

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

Provided we continue to be listed on the Nasdaq Stock Market LLC, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market LLC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, Legacy Q32 was never required to test its internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market LLC, the SEC or other regulatory authorities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended March 31, 2025.

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

3.4	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed December 18, 2020 (File No. 001-38433)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibits 101).

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

Q32 BIO INC.

Date: May 8, 2025	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: May 8, 2025	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President