Form 10-Q
period 2025-06-30
Q32 Bio Inc.
filed 2025-08-06
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 12,197,615 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to achieve anticipated benefits and improvements in connection with the strategic restructuring plan, including the reduction in force;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$54,832	$77,965
Prepaid expenses and other current assets	3,492	3,912
Total current assets	58,324	81,877
Equity investment	—	2,600
Property and equipment, net	1,160	1,370
Right-of-use asset, operating leases	5,416	5,722
Restricted cash and restricted cash equivalents	647	647
Other noncurrent assets	570	116
Total assets	$66,117	$92,332
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$910	$2,989
Accrued expenses and other current liabilities	4,396	7,479
CVR liability	—	2,900
Venture debt, current portion	6,228	3,097
Total current liabilities	11,534	16,465
Lease liability, net of current portion	5,296	5,636
Venture debt, net of current portion	6,522	9,556
Other noncurrent liabilities	55,000	55,000
Total liabilities	78,352	86,657
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized, 12,197,615 shares issued and outstanding at June 30, 2025 and December 31, 2024	2	2
Additional paid-in capital	243,097	240,487
Accumulated other comprehensive loss	—	—
Accumulated deficit	(255,334)	(234,814)
Total stockholders’ equity (deficit)	(12,235)	5,675
Total liabilities and stockholders’ equity (deficit)	$66,117	$92,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$5,161	$13,411	$12,286	$23,252
General and administrative	4,010	4,508	9,114	9,510
Total operating expenses	9,171	17,919	21,400	32,762
Loss from operations	(9,171)	(17,919)	(21,400)	(32,762)
Change in fair value of convertible notes	—	—	—	15,890
Other income (expense), net	(318)	2,390	880	2,548
Total other income (expense), net	(318)	2,390	880	18,438
Loss before provision for income taxes and loss from equity method investment	(9,489)	(15,529)	(20,520)	(14,324)
Provision for income taxes	—	—	—	—
Loss from equity method investment	—	(1,449)	—	(1,625)
Net loss	$(9,489)	$(16,978)	$(20,520)	$(15,949)
Net loss per share—basic	$(0.78)	$(1.42)	$(1.68)	$(2.46)
Net loss per share—diluted	$(0.78)	$(1.42)	$(1.68)	$(4.44)
Weighted-average common shares—basic	12,197,615	11,964,224	12,197,615	6,479,752
Weighted-average common shares—diluted	12,197,615	11,964,224	12,197,615	7,149,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9,489)	$(16,978)	$(20,520)	$(15,949)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities, net	—	4	—	(1)
Total other comprehensive gain (loss)	—	4	—	(1)
Comprehensive loss	$(9,489)	$(16,974)	$(20,520)	$(15,950)

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance as of December 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	359,569	$1	$4,159	$—	$(187,081)	$(182,921)
Conversion of convertible preferred stock to common stock in connection with the Merger	(2,286,873)	(47,458)	(312,094)	(4,132)	(2,625,896)	(59,855)	5,224,863	1	111,444	—	—	111,445
Issuance of common stock in the pre-closing financing	—	—	—	—	—	—	1,682,045	—	42,000	—	—	42,000
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	1,433,410	—	22,705	—	—	22,705
Issuance of common stock to Homology shareholders in reverse recapitalization	—	—	—	—	—	—	3,229,633	—	64,292	—	—	64,292
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(10,013)	—	—	(10,013)
Issuance of CVR at fair value	—	—	—	—	—	—	—	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	—	—	—	—	—	—	417	—	—	417
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	—	—	—	—	1,029	1,029
Balance as of March 31, 2024	—	$—	—	$—	—	$—	11,929,520	$2	$234,824	$(5)	$(186,052)	$48,769
Issuance of common stock from option exercises	—	—	—	—	—	—	53,077	—	380	—	—	380
Issuance of common stock from RSU vesting	—	—	—	—	—	—	12,609	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,336	—	—	1,336
Other comprehensive gain	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	(16,978)	(16,978)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	11,995,206	$2	$236,540	$(1)	$(203,030)	$33,511

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance as of December 31, 2024	12,197,615	$2	$240,487	$—	$(234,814)	$5,675
Stock-based compensation expense	—	—	1,342	—	—	1,342
Net loss	—	—	—	—	(11,031)	(11,031)
Balance as of March 31, 2025	12,197,615	$2	$241,829	$—	$(245,845)	$(4,014)
Stock-based compensation expense	—	—	1,268	—	—	1,268
Net loss	—	—	—	—	(9,489)	(9,489)
Balance as of June 30, 2025	12,197,615	$2	$243,097	$—	$(255,334)	$(12,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,520)	$(15,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance costs	97	95
Amortization of premium on short-term investments	—	(206)
Depreciation expense	210	244
Stock-based compensation expense	2,610	1,753
Non-cash lease expense	306	285
Loss from equity method investment	—	1,625
Loss on impairment of equity investment	74	—
Change in fair value of CVR liability	(374)	(1,390)
Change in fair value of convertible notes	—	(15,890)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	420	215
Other noncurrent assets	(454)	(596)
Accounts payable	(2,079)	(1,547)
Operating lease liability	(300)	(492)
Accrued expenses and other current liabilities	(3,123)	(4,912)
Net cash used in operating activities	(23,133)	(36,765)
Cash flows from investing activities:
Purchases of property and equipment	—	(15)
Maturities of short-term investments	—	10,000
Net cash provided by investing activities	—	9,985
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	—	7,000
Proceeds from issuance of common stock in pre-closing financing	—	42,000
Cash acquired in connection with reverse recapitalization	—	53,158
Payment of reverse recapitalization transaction costs	—	(8,714)
Proceeds from exercise of common stock options	—	380
Net cash provided by financing activities	—	93,824
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(23,133)	67,044
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,612	31,264
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$55,479	$98,308
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$506	$338
Short-term investments acquired in connection with reverse recapitalization	$—	$19,905
Issuance of CVR at fair value	$—	$180

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

Liquidity and Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As of June 30, 2025, the Company had an accumulated deficit of $255.3 million and cash and cash equivalents of $54.8 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the six months ended June 30, 2025, the Company incurred a net loss of $20.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of June 30, 2025, and consolidated results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any future period.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	June 30,
	2025	2024
Cash and cash equivalents	$54,832	$97,661
Restricted cash and cash equivalents	647	647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$55,479	$98,308

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

In addition, the Company recognized $2.1 million in personnel cost related to severance payments and retention bonuses to Homology employees and this amount was recorded in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the year ended December 31, 2024. The Company also incurred transaction costs of $10.0 million and this amount is recorded in additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders’ equity (deficit) for the six months ended June 30, 2024.

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

on March 10, 2022, (i) Oxford Biomedica (US), Inc. had an option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc., and (ii) the Company had an option to cause Oxford Biomedica (US), Inc. to purchase from the Company, in each case, all of the Company’s equity ownership interest in OXB (US) LLC based on the Company's pro rata share of OXB (US) LLC (10%) times a predetermined multiple of revenue for the immediately preceding 12-month period increased by OXB (US) LLC's cash balance and decreased by OXB (US) LLC's debt balance as of the exercise date (together, the “Options”), subject to a maximum amount of $74.1 million. The Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability. For each simulated path of future revenue, a market approach using the predetermined revenue multiple was employed to determine the future value of the equity interest, which was then discounted to present value using OXB (US) LLC's estimated cost of debt.

Pursuant to a change in control provision in the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC, on March 1, 2025, Oxford Biomedica (US), Inc. exercised its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC. The sale price is based on a formula using the Company's pro rata share of OXB (US) LLC (10%), times a predetermined multiple of revenue for the immediately preceding 12-month period increased by OXB (US) LLC's cash balance and decreased by OXB (US) LLC's debt balance as of the exercise date. The Company and Oxford Biomedica (US), Inc. finalized the transaction and paid the CVR holders during the second quarter of 2025. See Notes 4 and 5 for more details surrounding this transaction.

4. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of June 30, 2025 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets measured at fair value on a recurring basis as of June 30, 2025 are summarized as follows (in thousands):

Description	Balance as of June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$53,275	$53,275	$—	$—
Total cash equivalents	$53,275	$53,275	$—	$—
Total financial assets	$53,275	$53,275	$—	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows (in thousands):

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$76,089	$76,089	$—	$—
Total cash equivalents	$76,089	$76,089	$—	$—
Total financial assets	$76,089	$76,089	$—	$—
Liabilities
CVR liability	$2,900	$—	$—	$2,900
Total financial liabilities	$2,900	$—	$—	$2,900

Money market funds

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

CVR liability

As discussed in Notes 1 and 3, at the effective time of the Merger, each person who as of immediately prior to the effective time of the Merger was a stockholder of record of Homology or had the right to receive Homology’s common stock received a CVR, issued by Homology subject to and in accordance with the terms and conditions of a CVR Agreement, representing the contractual right to receive cash payments from the combined company upon the receipt of certain proceeds from a disposition of Homology’s pre-merger assets, calculated in accordance with the CVR Agreement. The Company concluded that the CVR liability was a derivative liability accounted for at fair value. The fair value of the CVR liability was based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For the portion of the CVR liability that was related to Homology's equity interest in OXB (US) LLC, the Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability at December 31, 2024. This model requires the use of estimates and assumptions including estimated future revenues and discount rates. Upon Oxford Biomedica (US), Inc.'s exercise of its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC in June 2025, the Company received proceeds from Oxford Biomedica (US), Inc. and then remitted those proceeds to the CVR holders, and subsequently removed the associated CVR liability and recorded $0.4 million for the change in estimated fair value during the six months ended June 30, 2025 in other income (expense), net.

For the portion of the CVR liability related to Homology's HMI-103, HMI-204, capsids and AAVHSC platform, the Company's fair value assessment includes judgments around the probability of progressing the in-process research and development assets. As of June 30, 2025, the Company's assessment resulted in a CVR liability of zero.

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

During the three and six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2025 and 2024.

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

The Company recorded its equity method investment in OXB (US) LLC at fair value upon the effective date of the Merger. The fair value of the equity method investment was determined based on the market approach. This approach estimated the fair value of OXB (US) LLC based on the implied value for the entity, including the Options (as defined in Note 3 above), for a controlling interest in OXB (US) LLC at the entity’s formation. As part of its fair value analysis, the Company determined that the Options were embedded in the Company’s ownership units of OXB (US) LLC because the Options were not legally detachable or separately exercisable. Accordingly, the equity method investment and the Options represented one unit of account and the fair value recorded reflected the value of the equity interest and the Options (refer to Note 3 for more information for how the fair value was determined).

As a result of transactions by OXB (US) LLC, the Company’s investment was diluted to a 10% equity interest in OXB (US) LLC on May 22, 2024, and the Company no longer had the ability to exert significant influence over the operating and financial policies of OXB (US) LLC. The Company discontinued the equity method of accounting for the investment in OXB (US) LLC on May 22, 2024 and determined the remaining investment to be an equity security accounted for in accordance with FASB ASC Topic 321, Investments—Equity Securities (“ASC 321”) at the date the investment no longer qualified for the equity method of accounting. The Company recorded the equity instrument at fair value and applied the measurement alternative under ASC 321 such that the Company would not change the amount recorded for the equity instrument unless the Company identified observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument was otherwise deemed to be impaired. At each reporting period, the Company was required to make a qualitative assessment considering impairment indicators to evaluate whether the investment was impaired. If deemed impaired, the Company was required to estimate the fair value of the investment and recognize an impairment loss equal to the difference between the fair value of the investment and its carry amount.

On March 1, 2025, Oxford Biomedica (US), Inc. exercised its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC. As of June 30, 2025, the Company had finalized the sale of its 10% equity interest in OXB (US) LLC to Oxford Biomedica (US), Inc. and received $2.5 million from Oxford Biomedica (US), Inc., calculated using the Company's pro rata share of OXB (US) LLC (10%), times a predetermined multiple of revenue for the immediately preceding 12-month period increased by OXB (US) LLC's cash balance and decreased by OXB (US) LLC's debt balance as of the exercise date, and reduced the associated equity investment on its condensed consolidated balance sheet to zero.

6. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	351
Computer equipment	89	89
Leasehold improvements	1,001	1,001
Total property and equipment	2,823	2,823
Less accumulated depreciation	(1,663)	(1,453)
Property and equipment, net	$1,160	$1,370

Depreciation expense was approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2025 and $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2024. No impairment losses occurred in the three and six months ended June 30, 2025 and 2024. The Company had no losses on disposal of fixed assets for the three and six months ended June 30, 2025 and 2024.

7. Prepaid Expenses, Other Current Assets and Other Noncurrent Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	June 30, 2025	December 31, 2024
Prepaid external research and development	$1,852	$2,076
Prepaid expenses	1,008	885
Payroll tax credit	555	555
Other	77	396
Total prepaid expenses and other current assets	$3,492	$3,912

Other noncurrent assets consisted of the following as of (in thousands):

	June 30, 2025	December 31, 2024
Prepaid external research and development - long term	$570	$116
Total other noncurrent assets	$570	$116

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	June 30, 2025	December 31, 2024
Accrued external research and development	$1,556	$2,611
Accrued compensation and related expenses	1,485	2,782
Accrued professional services and other	704	1,474
Operating lease liability, current	651	612
Total accrued expenses and other current liabilities	$4,396	$7,479

9. Restructuring Charges

On February 10, 2025, the Company notified its employees of a strategic restructuring plan adopted by the Company’s board of directors to focus its resources on the advancement of bempikibart in patients with AA (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company discontinued its Phase 2 renal basket clinical trial of ADX-097 and is evaluating strategic options for its tissue-targeted complement inhibitor platform, inclusive of ADX-097 and early-stage assets, in combination with other cost-saving measures. The Restructuring Plan included a reduction in force, which the Company has substantially completed as of the end of June 30, 2025. As part of this Restructuring Plan, the Company recorded a restructuring charge for severance and related costs of approximately $0.9 million in the Company's condensed consolidated statements of operations during the six months ended June 30, 2025.

The Company’s restructuring liability related to the Restructuring Plan, which is included in accrued compensation and related expenses, consisted of the following (in thousands):

Employee-Related Costs
Accrued restructuring balance at January 1, 2025	$—
Expenses incurred	924
Payments	(817)
Accrued restructuring balance at June 30, 2025	$107

10. Commitments and Contingencies

As of June 30, 2025, the Company had ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

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

As of June 30, 2025, the Company’s headquarters lease had a weighted-average remaining lease term of 6.5 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$5,416	$5,722
Total operating lease right-of-use assets	$5,416	$5,722
Liabilities:
Current:
Operating lease liabilities	$651	$612
Noncurrent:
Operating lease liabilities, net of current portion	5,296	5,636
Total operating lease liabilities	$5,947	$6,248

The following table summarizes operating lease costs for the six months ended June 30, 2025 and 2024 (in thousands):

	June 30,
	2025	2024
Fixed lease costs	$530	$514
Variable lease costs	386	277
Total lease costs	$916	$791

Variable lease costs were primarily related to operating expenses, taxes and insurances associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of June 30, 2025 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2025	$530
2026	1,092
2027	1,124
2028	1,158
2029	1,193
Thereafter	2,494
Total minimum lease payments	7,591
Less imputed interest	(1,644)
Total lease liability	$5,947
Lease liability, current portion	651
Lease liability, net of current portion	5,296
Total	$5,947

Prior to the Merger, Homology was subleasing office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB (US) LLC that expired in December 2024. At the effective time of the Merger, the Company recorded a liability of approximately $1.0 million representing the present value of the future minimum lease payments due under this sublease. As of June 30, 2025, all amounts under the sublease agreement have been paid and there are no accrued expenses or liabilities on the Company's condensed consolidated balance sheet related to the sublease.

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

During the three and six months ended June 30, 2025 and 2024, the Company had zero research and development expense for any milestone related to the Colorado License Agreement. The financial statements as of June 30, 2025 and December 31, 2024 do not include liabilities with respect to royalty fees on the license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not yet probable.

License Agreement with Bristol-Myers Squibb Company

In September 2019, the Company entered into a license agreement, as amended in August 2021 and July 2022 (the “BMS License Agreement”), with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company obtained sublicensable licenses from BMS to research, develop and commercialize licensed products, including bempikibart, for any and all uses worldwide. The licenses granted to the Company are exclusive with respect to BMS’s patent rights and know-how relating to certain antibody fragments (including certain fragments of bempikibart) and non-exclusive with respect to BMS’s patent rights and know-how relating to the composition of matter and use of a specific region of bempikibart. BMS retained the right for it and its affiliates to use the exclusively licensed patents and know-how for internal, preclinical research purposes. Under the BMS License Agreement, the Company is prohibited from engaging in certain clinical development or commercialization of any antibody other than a licensed compound with the same mechanism of action until the earlier of the expiration of Q32’s obligation to pay BMS royalties or September 2029.

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

Unless terminated earlier by either party pursuant to its terms, the BMS License Agreement will expire on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last to expire Royalty Term with respect to such licensed product in such country. Either party may terminate the BMS License Agreement for the other party’s material breach, subject to a specified notice and cure period. BMS may terminate the BMS License Agreement if the Company fails to meet its diligence obligations under the BMS License Agreement, for the Company’s insolvency, or if the Company or its affiliates challenges the validity, scope, enforceability, or patentability of any of the licensed patents. The Company may terminate the BMS License Agreement for any reason upon prior written notice to BMS, with a longer notice period if a licensed product has received regulatory approval. If the BMS Agreement is terminated for the Company’s material breach, BMS will regain rights to bempikibart and the Company must grant BMS an exclusive license under the Company’s patent rights covering bempikibart, subject to a low single digit percentage royalty on net sales of bempikibart payable to the Company by BMS

In July 2024, the Company made a $4.0 million development milestone payment to BMS and recorded it as research and development expenses. As of June 30, 2025, no further events have occurred that would require payment of milestones, royalties or sublicense fees.

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

11. Debt

Venture Debt

In December 2020, the Company entered into a Loan and Security Agreement, as amended in June 2022, August 2022, December 2022, April 2023, July 2023, November 2023, March 2024 and July 2024, with Silicon Valley Bank, a California corporation (the “Loan Agreement”) for a lending facility of up to $25.0 million. The Company received $5.0 million upon execution of the Loan Agreement which it repaid in July 2023, a $5.5 million term loan advance in July 2023 and a $7.0 million term loan advance in March 2024, for a total of $12.5 million principal amount outstanding at June 30, 2025. The Company no longer has the ability to draw down any additional loan advances. The term loan bears interest at an annual rate equal to the greater of the prime rate minus 0.25% or 8.00%. The Loan Agreement provides for interest-only payments until July 1, 2025, followed by 24 equal monthly payments of principal plus interest. The loan matures on July 1, 2027. In addition, the Company paid a fee of $0.1 million upon closing and is required to pay a fee of 3.5% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the principal balance, and all accrued and unpaid interest, and a prepayment premium. In connection with the Loan Agreement, the Company granted the lender a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. If the Company fails to make payments when due or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition. The Company was in compliance with all covenants at June 30, 2025.

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

Interest expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 9.56% and 9.55%, respectively, at each of June 30, 2025 and December 31, 2024. The components of the long-term debt balance are as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal amount of term loans	$12,500	$12,500
Unamortized debt discount and issuance costs	250	153
Carrying amount	12,750	12,653
Less current portion	(6,228)	(3,097)
Long-term debt, net	$6,522	$9,556

Convertible Notes

In May 2022, the Company entered into an agreement with the existing investors of the Company to issue, and for the existing investors to purchase, the Convertible Notes for up to an aggregate of $30.0 million. The Convertible Notes bore interest at 5.0% per annum. The Convertible Notes become due on demand of the Convertible Noteholders one year from the date of issuance. On April 27, 2023, the Company amended the maturity dates for the Convertible Notes. On May 20, August 5 and December 23, 2022, the Company received $8.3 million, $5.0 million, and $16.7 million, respectively, in exchange for issuance of the Convertible Notes. Interest expense was $0.3 million for the six months ended June 30, 2024. There was no interest expense recorded for the three and six months ended June 30, 2025, as the Convertible Notes converted into share of common stock in March 2024 per the Merger (see discussion below and in Note 1).

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

The Company elected to account for the Convertible Notes at fair value where changes in fair value of the notes are measured through the condensed consolidated statements of operations until settlement. Subsequent to December 31, 2023 and per the Merger further discussed in Note 1, the Convertibles Notes converted into 1,433,410 shares of common stock. The Company recorded a gain on the change in fair value prior to the conversion of the Convertible Notes of $15.9 million in other income (expense), net during the six months ended June 30, 2024.

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

13. Common Stock

As of June 30, 2025, the Company’s Restated Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of June 30, 2025	As of December 31, 2024
Shares available for future issuance under the 2024 Stock Incentive Plan	1,986,692	1,760,657
Shares available for future issuance under the 2024 Employee Stock Purchase Plan	242,813	120,836
Shares reserved for stock option exercises	1,900,088	1,942,920
Shares reserved for vesting of restricted stock units	464,450	—
Shares reserved for warrants	18,144	18,144
	4,612,187	3,842,557

14. Stock-Based Compensation

2017 Stock Option and Grant Plan

Legacy Q32 adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of June 30, 2025, there were no additional shares available for future grant under the 2017 Plan.

2024 Stock Option and Incentive Plan

On March 15, 2024, Homology’s board of directors adopted and subsequently, Homology’s stockholders approved the Q32 Inc. 2024 Stock Option and Incentive Plan (the “2024 Plan”), which became effective upon the closing of the Merger. The 2024 Plan replaced the 2017 Plan, as well as the Homology 2015 Stock Incentive Plan (the “Homology 2015 Plan”), and the Homology 2018 Plan (together with the Homology 2015 Plan, the “Homology Incentive Plans”). Upon effectiveness of the 2024 Plan, the Company ceased granting new awards under the 2017 Plan and the Homology Incentive Plans.

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The number of shares of common stock initially available for issuance under the 2024 Plan was 2,839,888 shares of common stock. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of June 30, 2025, there were 1,986,692 shares available for future grant under the 2024 Plan.

2024 Employee Stock Purchase Plan

On March 15, 2024, Homology’s board of directors adopted and subsequently, Homology’s stockholders approved the Q32 Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2024 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2024 ESPP was 120,836 shares of common stock. The 2024 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 241,677 shares, a number of shares equal 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of June 30, 2025, there were 242,813 shares available for future grant under the 2024 ESPP.

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

There were no shares issued under the 2024 ESPP during the three and six months ended June 30, 2025 and 2024.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,942,920	$12.93	8.33	$12
Granted	60,743	$2.54
Exercised	—	$—
Cancelled	(103,575)	$11.70
Outstanding at June 30, 2025	1,900,088	$3.45	7.22	$—
Vested and expected to vest at June 30, 2025	1,900,088	$3.45	7.22	$—
Exercisable at June 30, 2025	1,022,517	$3.54	6.46	$—

The per share weighted-average grant date fair value of options granted in the six months ended June 30, 2025 was $2.42 prior to the Option Repricing (as defined below) in February 2025 and $1.73 after. The total fair value of options vested during the six months ended June 30, 2025 was $1.1 million. As of June 30, 2025, total unrecognized compensation costs to the unvested stock options were approximately $10.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The repricing of the Eligible Options was accounted for as a modification under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company calculated incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification, determined using a lattice model based on the Hull-White framework, and recognized $0.3 million in its statement of operations for the six months ended June 30, 2025. An additional $0.2 million will be recognized over the remaining vesting terms of the modified awards.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	—	$—
Granted	467,150	$2.54
Vested	—	$—
Forfeited	(2,700)	$2.54
Outstanding at June 30, 2025	464,450	$2.54

As of June 30, 2025, total unrecognized compensation costs to the unvested RSUs were approximately $1.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock-Based Compensation Expense

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model prior to the Option Repricing during the three months ended June 30, 2024 and the six months ended June 30, 2025 and 2024 were as follows (there were no stock options granted during the three months ended June 30, 2025):

	Three Months Ended	Six Months Ended June 30,
	June 30, 2024	2025	2024
Risk-free interest rate range	4.21%	4.46%	4.21% – 4.24%
Expected dividend rate	— %	— %	— %
Expected term (years) range	6.11	5.23	5.85 – 6.11
Expected stock price volatility range	92.2%	95.8%	92.0% – 92.2%

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

As discussed above, incremental stock-based compensation expense for the Option Repricing on February 24, 2025 was calculated using a lattice model based on the Hull-White framework. This approach incorporated key assumptions, including suboptimal exercise multiples for both staff and executives, derived from empirical data. The model also accounted for additional factors such as vesting periods, employee turnover based on the accounting of forfeitures, volatility, contractual expiry, and risk-free rates.

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$280	$386	$545	$543
General and administrative	988	950	2,065	1,210
Total stock-based compensation expense	$1,268	$1,336	$2,610	$1,753

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

16. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three and six months ended June 30, 2025 and 2024 related to services provided by these investors and board members.

No amounts were due to related parties at June 30, 2025 or December 31, 2024.

17. Income Taxes

The Company did not record a tax provision or benefit for the three and six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2024 and the three and six months ended June 30, 2025, the Company’s potentially dilutive securities, which include stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

For the six months ended June 30, 2024, the Company considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or antidilutive. The Company made such determination in sequence from the most dilutive to the least dilutive and concluded that its Convertible Notes are dilutive to net income per share for the six months ended June 30, 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, the Company applied the if-converted method to determine the effect of its Convertible Notes on the diluted earnings per share calculations. Pursuant to such method, the Company adjusted the numerator for the gains or losses recognized during the period in net income from the Convertible Notes and the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the Convertible Notes were converted as of the beginning of the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net loss-basic	$(9,489)	$(16,978)	$(20,520)	$(15,949)
Net loss-diluted	$(9,489)	$(16,978)	$(20,520)	$(31,749)
Denominator:
Weighted-average common shares outstanding-basic	12,197,615	11,964,224	12,197,615	6,479,752
Dilutive securities	—	—	—	669,450
Weighted-average common shares outstanding-diluted	12,197,615	11,964,224	12,197,615	7,149,202

Net loss per share-basic	$(0.78)	$(1.42)	$(1.68)	$(2.46)
Net loss per share-diluted	$(0.78)	$(1.42)	$(1.68)	$(4.44)

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	1,900,088	2,152,513	1,900,088	2,152,513
Restricted stock units	464,450	—	464,450	—
Warrants to purchase common stock	18,144	18,144	18,144	18,144

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

The following table presents reportable segment net loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct research and development expense by program:
Bempikibart	$1,807	$8,059	$4,571	$13,320
ADX-097	914	1,517	1,483	2,601
Discovery and other	46	266	89	491
Personnel-related costs (excluding stock-based compensation)	2,836	3,796	7,385	9,528
Other G&A expenses	2,156	2,716	4,938	4,591
Interest income, net	(284)	(1,068)	(655)	(1,248)
Other segment items (1)	2,014	1,692	2,709	(13,334)
Total segment net loss	$9,489	$16,978	$20,520	$15,949

(1) Other segment items are included in order to reconcile to total segment net loss. Other segment items include non-cash items such as depreciation and amortization expense and stock-based compensation expense, gains and losses on the change in fair value of convertible notes, change in fair value of contingent value rights and loss from equity method investment.

20. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2025 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2025 and events which occurred subsequently but were not recognized in the financial statements, and there were no material subsequent events requiring disclosure.

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

Across all clinical trials, bempikibart has been dosed in 145 patients to-date and has demonstrated a favorable safety and tolerability profile, with no Grade 3 or higher related adverse events. We plan to enroll approximately 20 evaluable severe or very severe AA patients through 36 weeks of treatment in a Part B expansion of the SIGNAL-AA Phase 2a clinical trial and report topline data from SIGNAL-AA Part B in the first half of 2026.

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

In February 2025, we announced a corporate restructuring to focus on the advancement of bempikibart for the treatment of patients with AA. As part of the restructuring, we discontinued the Phase 2 renal basket clinical trial of ADX-097 and are evaluating strategic options for our tissue-targeted complement inhibitor platform, inclusive of ADX-097 and early-stage assets, to prioritize the clinical development of bempikibart (the “Restructuring Plan”). The Restructuring Plan included a reduction in force, which was substantially completed as of June 30, 2025. As part of this Restructuring Plan, we incurred severance and severance-related charges of approximately $0.9 million.

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

Financial Overview

As of June 30, 2025, we had cash and cash equivalents of $54.8 million. We expect that our cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	5,161	13,411	(8,250)
General and administrative	4,010	4,508	(498)
Total operating expenses	9,171	17,919	(8,748)
Loss from operations	(9,171)	(17,919)	8,748
Other income (expense), net	(318)	2,390	(2,708)
Total other income (expense), net	(318)	2,390	(2,708)
Loss before provision for income taxes and loss from equity method investment	(9,489)	(15,529)	6,040
Provision for income taxes	—	—	—
Loss from equity method investment	—	(1,449)	1,449
Net loss	$(9,489)	$(16,978)	$7,489

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$1,807	$8,059	$(6,252)
ADX-097	914	1,517	(603)
Discovery and other	46	266	(220)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	1,790	2,797	(1,007)
Indirect research and development expense	604	772	(168)
Total research and development expenses	$5,161	$13,411	$(8,250)

Research and development expenses were $5.2 million for the three months ended June 30, 2025, compared to $13.4 million for the three months ended June 30, 2024. The decrease of $8.3 million was primarily due to a decrease of $6.3 million in bempikibart development costs, including lower clinical and manufacturing spend, and a decrease of $0.6 million in ADX-097 direct research and development expenses as compared to the prior year.

The decrease in personnel-related and consultant costs was primarily related to lower headcount in the three months ended June 30, 2025 as compared to the prior year associated with the Restructuring Plan in February 2025. Personnel-related and consultant costs for the three months ended June 30, 2025 and 2024 included stock-based compensation expense of $0.3 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended June 30, 2025, compared to $4.5 million for the three months ended June 30, 2024. The decrease of $0.5 million was primarily due to decreased personnel-related costs as a result of reduced headcount in the three months ended June 30, 2025 associated with the Restructuring Plan in February 2025, as well as decreased legal costs as compared to the prior year.

Other Income (Expense), Net

Other income (expense), net was ($0.3) million for the three months ended June 30, 2025, compared to $2.4 million for the three months ended June 30, 2024. Other income (expense), net for the three months ended June 30, 2025 includes a loss recorded for the change in fair value of the CVR liability of $0.6 million as well as interest expense of $0.3 million on our venture debt. These decreases are partially offset by interest income of $0.6 million. The decrease in other income (expense), net is due to a gain on the change in fair value of the CVR liability of $1.4 million booked in the prior year as well as a lower average cash balance resulting in lower interest income for the three months ended June 30, 2025.

Loss from Equity Method Investment

Prior to May 22, 2024, we accounted for our investment in OXB (US) LLC using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis. For the three months ended June 30, 2024, we recorded a loss from equity method investment of $1.4 million, representing our share of OXB (US) LLC’s net loss. See Notes 2 and 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the equity method of accounting.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	12,286	23,252	(10,966)
General and administrative	9,114	9,510	(396)
Total operating expenses	21,400	32,762	(11,362)
Loss from operations	(21,400)	(32,762)	11,362
Change in fair value of convertible notes	—	15,890	(15,890)
Other income (expense), net	880	2,548	(1,668)
Total other income (expense), net	880	18,438	(17,558)
Loss before provision for income taxes and loss from equity method investment	(20,520)	(14,324)	(6,196)
Provision for income taxes	—	—	—
Loss from equity method investment	—	(1,625)	1,625
Net loss	$(20,520)	$(15,949)	$(4,571)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$4,571	$13,320	$(8,749)
ADX-097	1,483	2,601	(1,118)
Discovery and other	89	491	(402)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	4,776	5,479	(703)
Indirect research and development expense	1,367	1,361	6
Total research and development expenses	$12,286	$23,252	$(10,966)

Research and development expenses were $12.3 million for the six months ended June 30, 2025, compared to $23.2 million for the six months ended June 30, 2024. Bempikibart program expenses decreased by $8.7 million due to lower clinical costs and lower costs related to manufacturing clinical trial materials, as well as higher costs in the prior year as we were advancing clinical trials for AA and AD. ADX-097 program expenses decreased by $1.1 million as we discontinued the Phase 2 renal basket clinical trial of ADX-097 in the first quarter of 2025.

The decrease in personnel-related and consultant costs was primarily related to lower headcount associated with the Restructuring Plan in February 2025. Personnel-related and consultant costs for the six months ended June 30, 2025 and 2024 included stock-based compensation expense of $0.5 million in each period.

General and Administrative Expenses

General and administrative expenses were $9.1 million for the six months ended June 30, 2025, compared to $9.5 million for the six months ended June 30, 2024. The decrease of $0.4 million was primarily due to higher costs in the prior year associated with the Merger, including severance and retention payments to former employees of Homology, as well as lower consulting expense, partially offset by higher insurance and professional services costs. General and administrative expenses include stock-based compensation expense of $2.1 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

Other Income (Expense), Net

Other income (expense), net was $0.9 million for the six months ended June 30, 2025, compared to $2.5 million for the six months ended June 30, 2024. Other income (expense), net for the six months ended June 30, 2025 includes interest income of $1.3 million as well as a gain recorded for the change in fair value of the CVR liability of $0.4 million. These increases are partially offset by interest expense of $0.6 million on our venture debt. The decrease in other income (expense), net is due to a gain on the change in fair value of the CVR liability of $1.4 million booked in the prior year as well as a lower average cash balance resulting in lower interest income for the six months ended June 30, 2024.

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

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily from proceeds from the sales of our convertible preferred stock, convertible notes, venture debt, and proceeds from the Horizon Collaboration Agreement and from the Merger with Homology and accompanying Pre-Closing Financing. From inception through June 30, 2025, we raised $111.4 million in aggregate cash proceeds, net of issuance costs, from the sales of our Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock and received payments of $55.0 million in connection with the Horizon Collaboration Agreement. We also received $30.0 million from the sales of convertible notes, $12.5 million from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology and $42.0 million pursuant to the Pre-Closing Financing. As of June 30, 2025, we had cash and cash equivalents of $54.8 million.

Going Concern

We have incurred significant operating losses since inception and, as of June 30, 2025, had an accumulated deficit of $255.3 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of June 30, 2025, we had cash and cash equivalents of $54.8 million. We expect that our cash and cash equivalents as of June 30, 2025, will be sufficient to fund our operations into 2027. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(23,133)	$(36,765)
Net cash provided by investing activities	—	9,985
Net cash provided by financing activities	—	93,824
Increase/(decrease) in cash, cash equivalents and restricted cash	$(23,133)	$67,044

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the six months ended June 30, 2025, net cash used in operating activities was $23.1 million, which was primarily utilized for the funding of our operating expenses of $21.4 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart program. Non-cash expenses include stock-based compensation expense of $2.6 million, non-cash lease expenses of $0.3 million and depreciation expense of $0.2 million, partially offset by a gain of $0.4 million recognized on the change in fair value of the CVR liability. The change in net operating assets and liabilities was primarily attributable to a decrease in accrued expenses and other current liabilities of $3.1 million, a decrease in accounts payable of $2.1 million, an increase in other noncurrent assets of $0.5 million and a decrease in our operating lease liability of $0.3 million, partially offset by a decrease in prepaid expenses and other current assets of $0.4 million.

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

Investing Activities

For the six months ended June 30, 2025, there was no net cash used in or provided by investing activities.

For the six months ended June 30, 2024, net cash provided by investing activities consisted of maturities of short-term investments during the period since the Merger.

Financing Activities

For the six months ended June 30, 2025, there was no net cash used in or provided by financing activities.

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

We believe that, based on our current operating plan, our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2027. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

The following table summarizes our contractual obligations and commitments as of June 30, 2025 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$7,591	$2,746	$3,580	$1,265

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

Our critical accounting policies are described under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our critical accounting policies during the three months ended June 30, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring operating losses since inception. Our net loss for the six months ended June 30, 2025 and 2024 was $20.5 million and $15.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We will also incur additional costs associated with operating as a public company. We will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash and cash equivalents should be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.

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
•
the availability of capital.

For example, the Inflation Reduction Act of 2022 (IRA) previously exempted an orphan drug from Medicare drug price negotiations if the drug had received only one orphan designation and was approved solely for that rare disease or condition. However, the One Big Beautiful Bill Act of 2025 (the “OBBBA”) amended this exemption. Under the revised provision, all orphan drugs—regardless of the number of orphan designations—are now exempt from the price negotiation program, provided that their approved indications are exclusively for rare diseases. While this change may broaden the exemption for some products, the impact on our pipeline and future commercialization strategy remains uncertain.

The OBBBA also enacted significant Medicaid reforms, including approximately $1 trillion in federal spending reductions through 2034. Among other provisions, the legislation imposes work requirements for certain adult Medicaid enrollees, mandates more frequent eligibility redeterminations, and authorizes increased cost-sharing obligations for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and limit access to care. Although the precise impact on our business is not yet clear, any reduction in the number of covered patients or reimbursement levels for our products could adversely affect our future revenue and commercial prospects.

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

In the future, we may also seek approval of product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to act, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of regulatory approval be submitted to the Agency for review during the pre-approval review period. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Risks Related to Our Business, Personnel and Operations

Our strategic refocus and the associated workforce reduction announced in February 2025 may not achieve anticipated benefits or improvements, could result in total costs and expenses that are greater than expected and could disrupt our business.

In February 2025, we announced a reduction in workforce in connection with the strategic refocus of our business to prioritize and focus on the advancement of bempikibart in patients with alopecia areata. The reduction in force has been substantially completed as of June 30, 2025. We may not realize, in full or in part, the anticipated benefits and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

As of June 30, 2025, we had 27 full-time employees, including 4 who hold Ph.D. degrees and 2 who hold M.D. degrees, and one part-time employee; 17 employees are engaged in research and development and 10 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to focus the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including the military conflict between Russia and Ukraine, the conflict in Israel and Gaza and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and financial condition. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

In addition, since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

If existing securityholders of Homology and Legacy Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2025, we had 12,197,615 shares of common stock outstanding. Certain of these shares are subject to lock-up agreements between Homology and Legacy Q32 on the one hand and certain securityholders of Homology and Legacy Q32 on the other hand. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants of Legacy Q32 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

As of June 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 58.6% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

On May 19, 2025, we received written notice (the “Notice”) from the listing qualifications staff of Nasdaq notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 which reported our stockholders’ equity (deficit) of approximately ($4.0 million), we are no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on Nasdaq per Listing Rule 5550(b)(1).

We provided Nasdaq with a plan to achieve and sustain compliance with the stockholders’ equity requirement under Listing Rule 5550(b)(1), but there can be no assurance that Nasdaq will accept our plan, that we will be able to regain compliance with Listing Rule 5550(b)(1) or that we will be able meet the continued listing requirements during any compliance period that may be granted by Nasdaq. If Nasdaq accepts our plan to regain compliance, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept our plan, we may request a hearing to present our plan to a Nasdaq

Hearings Panel.

The Notice has no immediate effect on the listing of our common stock on the Nasdaq Capital Market, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “QTTB”.

Should we fail to satisfy other continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum share price requirement, or fail to regain compliance with Listing Rule 550(b)(1), Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the over-the-counter bulletin board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2025.

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

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company—officer exculpation, dated June 16, 2025 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed June 17, 2025 (File No. 001-38433)).

3.5	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed December 18, 2020 (File No. 001-38433)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibits 101).

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

Q32 BIO INC.

Date: August 6, 2025	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: August 6, 2025	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President