Form 10-Q
period 2025-09-30
Q32 Bio Inc.
filed 2025-11-13
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, the registrant had 12,304,352 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Our business could be adversely affected by economic downturns, inflation, changes in interest rates, natural disasters, public health crises, political crises, government shutdowns, geopolitical events, such as the conflict between Russia and Ukraine and the conflict in Israel and Gaza, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
•
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
•
the effect of unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including fluctuating interest rates and inflation and capital market disruptions, changes in governmental agencies, government shutdowns, international tariffs, trade protection measures, public health crises, economic sanctions and potential economic slowdowns or recessions, or similar events;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$49,039	$77,965
Prepaid expenses and other current assets	1,771	3,912
Total current assets	50,810	81,877
Equity investment	—	2,600
Property and equipment, net	1,069	1,370
Right-of-use asset, operating leases	5,258	5,722
Restricted cash and restricted cash equivalents	647	647
Other noncurrent assets	—	116
Total assets	$57,784	$92,332
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$973	$2,989
Accrued expenses and other current liabilities	3,905	7,479
CVR liability	—	2,900
Venture debt, current portion	6,232	3,097
Total current liabilities	11,110	16,465
Lease liability, net of current portion	5,121	5,636
Venture debt, net of current portion	5,001	9,556
Other noncurrent liabilities	55,000	55,000
Total liabilities	76,232	86,657
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized, 12,304,352 and 12,197,615 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	244,273	240,487
Accumulated other comprehensive gain (loss)	—	—
Accumulated deficit	(262,723)	(234,814)
Total stockholders’ equity (deficit)	(18,448)	5,675
Total liabilities and stockholders’ equity (deficit)	$57,784	$92,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,555	$14,346	$15,841	$37,598
General and administrative	4,022	4,468	13,136	13,978
Total operating expenses	7,577	18,814	28,977	51,576
Loss from operations	(7,577)	(18,814)	(28,977)	(51,576)
Change in fair value of convertible notes	—	—	—	15,890
Other income	188	1,219	1,068	3,767
Total other income	188	1,219	1,068	19,657
Loss before loss from equity method investment	(7,389)	(17,595)	(27,909)	(31,919)
Loss from equity method investment	—	—	—	(1,625)
Net loss	$(7,389)	$(17,595)	$(27,909)	$(33,544)
Net loss per share—basic	$(0.60)	$(1.46)	$(2.29)	$(4.01)
Net loss per share—diluted	$(0.60)	$(1.46)	$(2.29)	$(5.60)
Weighted-average common shares—basic	12,240,542	12,076,412	12,212,081	8,360,652
Weighted-average common shares—diluted	12,240,542	12,076,412	12,212,081	8,810,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(7,389)	$(17,595)	$(27,909)	$(33,544)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale securities, net	—	—	—	(1)
Total other comprehensive loss	—	—	—	(1)
Comprehensive loss	$(7,389)	$(17,595)	$(27,909)	$(33,545)

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance as of December 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	359,569	$1	$4,159	$—	$(187,081)	$(182,921)
Conversion of convertible preferred stock to common stock in connection with the Merger	(2,286,873)	(47,458)	(312,094)	(4,132)	(2,625,896)	(59,855)	5,224,863	1	111,444	—	—	111,445
Issuance of common stock in the pre-closing financing	—	—	—	—	—	—	1,682,045	—	42,000	—	—	42,000
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	1,433,410	—	22,705	—	—	22,705
Issuance of common stock to Homology shareholders in reverse recapitalization	—	—	—	—	—	—	3,229,633	—	64,292	—	—	64,292
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(10,013)	—	—	(10,013)
Issuance of CVR at fair value	—	—	—	—	—	—	—	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	—	—	—	—	—	—	417	—	—	417
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	—	—	—	—	1,029	1,029
Balance as of March 31, 2024	—	$—	—	$—	—	$—	11,929,520	$2	$234,824	$(5)	$(186,052)	$48,769
Issuance of common stock from option exercises	—	—	—	—	—	—	53,077	—	380	—	—	380
Issuance of common stock from RSU vesting	—	—	—	—	—	—	12,609	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,336	—	—	1,336
Other comprehensive gain	—	—	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	(16,978)	(16,978)
Balance as of June 30, 2024	—	$—	—	$—	—	$—	11,995,206	$2	$236,540	$(1)	$(203,030)	$33,511
Issuance of common stock from option exercises	—	—	—	—	—	—	143,663	—	997	—	—	997
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,382	—	—	1,382
Other comprehensive gain	—	—	—	—	—		—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(17,595)	(17,595)
Balance as of September 30, 2024	—	$—	—	$—	—	$—	12,138,869	$2	$238,919	$(1)	$(220,625)	$18,295

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance as of December 31, 2024	12,197,615	$2	$240,487	$—	$(234,814)	$5,675
Stock-based compensation expense	—	—	1,342	—	—	1,342
Net loss	—	—	—	—	(11,031)	(11,031)
Balance as of March 31, 2025	12,197,615	$2	$241,829	$—	$(245,845)	$(4,014)
Stock-based compensation expense	—	—	1,268	—	—	1,268
Net loss	—	—	—	—	(9,489)	(9,489)
Balance as of June 30, 2025	12,197,615	$2	$243,097	$—	$(255,334)	$(12,235)
Issuance of common stock from RSU vesting	106,737	—	—	—	—	—
Stock-based compensation expense	—	—	1,176	—	—	1,176
Net loss	—	—	—	—	(7,389)	(7,389)
Balance as of September 30, 2025	12,304,352	$2	$244,273	$—	$(262,723)	$(18,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,909)	$(33,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance costs	143	145
Amortization of premium on short-term investments	—	(221)
Depreciation expense	301	367
Stock-based compensation expense	3,786	3,135
Non-cash lease expense	464	432
Loss from equity method investment	—	1,625
Loss on impairment of equity investment	74	675
Change in fair value of CVR liability	(374)	(2,400)
Change in fair value of convertible notes	—	(15,890)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,141	(632)
Other noncurrent assets	116	461
Accounts payable	(2,016)	(2,774)
Operating lease liability	(455)	(970)
Accrued expenses and other current liabilities	(3,634)	(6,696)
Net cash used in operating activities	(27,363)	(56,287)
Cash flows from investing activities:
Purchases of property and equipment	—	(73)
Maturities of short-term investments	—	20,000
Net cash provided by investing activities	—	19,927
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	—	7,000
Proceeds from issuance of common stock in pre-closing financing	—	42,000
Cash acquired in connection with reverse recapitalization	—	53,158
Payment of reverse recapitalization transaction costs	—	(8,714)
Principal payments on venture debt	(1,563)	—
Proceeds from exercise of common stock options	—	1,377
Net cash (used in) provided by financing activities	(1,563)	94,821
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(28,926)	58,461
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,612	31,264
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$49,686	$89,725
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$750	$602
Short-term investments acquired in connection with reverse recapitalization	$—	$19,905
Issuance of CVR at fair value	$—	$180

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

As of September 30, 2025, the Company had an accumulated deficit of $262.7 million and cash and cash equivalents of $49.0 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the nine months ended September 30, 2025, the Company incurred a net loss of $27.9 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of September 30, 2025, and consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or for any future period.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	September 30,
	2025	2024
Cash and cash equivalents	$49,039	$89,078
Restricted cash and cash equivalents	647	647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$49,686	$89,725

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (“ASU 2024-03”) which is intended to improve disclosures about a public business entity's expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company's disclosures.

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

In addition, the Company recognized $2.1 million in personnel cost related to severance payments and retention bonuses to Homology employees and this amount was recorded in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations for the year ended December 31, 2024. The Company also incurred transaction costs of $10.0 million and this amount is recorded in additional paid-in capital in the accompanying unaudited condensed consolidated statements of stockholders’ equity (deficit) for the nine months ended September 30, 2024.

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

Pursuant to a change in control provision in the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC, on March 1, 2025, Oxford Biomedica (US), Inc. exercised its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC. The sale price was based on a formula using the Company's pro rata share of OXB (US) LLC (10%), times a predetermined multiple of revenue for the immediately preceding 12-month period increased by OXB (US) LLC's cash balance and decreased by OXB (US) LLC's debt balance as of the exercise date. The Company and Oxford Biomedica (US), Inc. finalized the transaction and paid the CVR holders during the second quarter of 2025. See Notes 4 and 5 for more details surrounding this transaction.

4. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of September 30, 2025 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets measured at fair value on a recurring basis as of September 30, 2025 are summarized as follows (in thousands):

Description	Balance as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$47,670	$47,670	$—	$—
Total cash equivalents	$47,670	$47,670	$—	$—
Total financial assets	$47,670	$47,670	$—	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows (in thousands):

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$76,089	$76,089	$—	$—
Total cash equivalents	$76,089	$76,089	$—	$—
Total financial assets	$76,089	$76,089	$—	$—
Liabilities
CVR liability	$2,900	$—	$—	$2,900
Total financial liabilities	$2,900	$—	$—	$2,900

Money market funds

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

CVR liability

As discussed in Notes 1 and 3, at the effective time of the Merger, each person who as of immediately prior to the effective time of the Merger was a stockholder of record of Homology or had the right to receive Homology’s common stock received a CVR, issued by Homology subject to and in accordance with the terms and conditions of a CVR Agreement, representing the contractual right to receive cash payments from the combined company upon the receipt of certain proceeds from a disposition of Homology’s pre-merger assets, calculated in accordance with the CVR Agreement. The Company concluded that the CVR liability was a derivative liability accounted for at fair value. The fair value of the CVR liability was based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For the portion of the CVR liability that was related to Homology's equity interest in OXB (US) LLC, the Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability at December 31, 2024. This model requires the use of estimates and assumptions including estimated future revenues and discount rates. Upon Oxford Biomedica (US), Inc.'s exercise of its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC in June 2025, the Company received proceeds from Oxford Biomedica (US), Inc. and then remitted those proceeds to the CVR holders, and subsequently removed the associated CVR liability and recorded $0.4 million for the change in estimated fair value during the nine months ended September 30, 2025 in other income (expense), net.

For the portion of the CVR liability related to Homology's HMI-103, HMI-204, capsids and AAVHSC platform, the Company's fair value assessment includes judgments around the probability of progressing the in-process research and development assets. As of September 30, 2025, the Company's assessment resulted in a CVR liability of zero.

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

During the three and nine months ended September 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2025 and 2024.

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

On March 1, 2025, Oxford Biomedica (US), Inc. exercised its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC. In June 2025, the Company finalized the sale of its 10% equity interest in OXB (US) LLC to Oxford Biomedica (US), Inc. and received $2.5 million from Oxford Biomedica (US), Inc., calculated using the Company's pro rata share of OXB (US) LLC (10%), times a predetermined multiple of revenue for the immediately preceding 12-month period increased by OXB (US) LLC's cash balance and decreased by OXB (US) LLC's debt balance as of the exercise date, and reduced the associated equity investment on its condensed consolidated balance sheet to zero.

6. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	351
Computer equipment	89	89
Leasehold improvements	1,001	1,001
Total property and equipment	2,823	2,823
Less accumulated depreciation	(1,754)	(1,453)
Property and equipment, net	$1,069	$1,370

Depreciation expense was approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2025 and $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2024. No impairment losses occurred in the three and nine months ended September 30, 2025 and 2024. The Company had no losses on disposal of fixed assets for the three and nine months ended September 30, 2025 and 2024.

7. Prepaid Expenses, Other Current Assets and Other Noncurrent Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	September 30, 2025	December 31, 2024
Prepaid external research and development	$195	$2,076
Prepaid expenses	996	885
Payroll tax credit	556	555
Other	24	396
Total prepaid expenses and other current assets	$1,771	$3,912

Other noncurrent assets consisted of the following as of (in thousands):

	September 30, 2025	December 31, 2024
Prepaid external research and development - long term	$—	$116
Total other noncurrent assets	$—	$116

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	September 30, 2025	December 31, 2024
Accrued external research and development	$617	$2,611
Accrued compensation and related expenses	1,922	2,782
Accrued professional services and other	695	1,474
Operating lease liability, current	671	612
Total accrued expenses and other current liabilities	$3,905	$7,479

9. Restructuring Charges

On February 10, 2025, the Company notified its employees of a strategic restructuring plan adopted by the Company’s board of directors to focus its resources on the advancement of bempikibart in patients with AA (the “Restructuring Plan”). In connection with the Restructuring Plan, the Company discontinued its Phase 2 renal basket clinical trial of ADX-097 and is evaluating strategic options for its tissue-targeted complement inhibitor platform, inclusive of ADX-097 and early-stage assets, in combination with other cost-saving measures. The Restructuring Plan included a reduction in force, which the Company has completed as of September 30, 2025. As part of this Restructuring Plan, the Company recorded a restructuring charge for severance and related costs of approximately $0.9 million in the Company's condensed consolidated statements of operations during the nine months ended September 30, 2025.

The Company’s restructuring liability related to the Restructuring Plan, which is included in accrued compensation and related expenses, consisted of the following (in thousands):

Employee-Related Costs
Accrued restructuring balance at January 1, 2025	$—
Expenses incurred	924
Payments	(924)
Accrued restructuring balance at September 30, 2025	$—

10. Commitments and Contingencies

As of September 30, 2025, the Company had ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

Operating lease

In 2021 the Company entered into a long-term operating lease agreement for its current corporate headquarters in Waltham, Massachusetts (“headquarters lease”). The headquarters lease provides approximately 15,000 square feet for general office use and research lab facilities. The headquarters lease commencement date was January 1, 2022 and the Company did not take control or have the right to use the leased property until this time. The lease term ends in December 2031. The Company has an option to extend the lease term for an additional five years. The initial rent for the office space is approximately $1.0 million per year, increasing every year by 3% for total aggregate payment of $11.1 million. Upon the commencement date, the Company established a right-of-use asset and lease liability on the condensed consolidated balance sheet. As part of the agreement, the Company arranged for a letter of credit for $0.6 million as a security for the headquarters lease, which is considered restricted cash and included as restricted cash and restricted cash equivalents in the condensed consolidated balance sheet. The Company received $0.4 million in a tenant improvement allowance that was applied against the right-of-use asset.

As of September 30, 2025, the Company’s headquarters lease had a weighted-average remaining lease term of 6.25 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Operating lease right-of-use assets	$5,258	$5,722
Total operating lease right-of-use assets	$5,258	$5,722
Liabilities:
Current:
Operating lease liabilities	$671	$612
Noncurrent:
Operating lease liabilities, net of current portion	5,121	5,636
Total operating lease liabilities	$5,792	$6,248

The following table summarizes operating lease costs for the nine months ended September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Fixed lease costs	$795	$772
Variable lease costs	544	298
Total lease costs	$1,339	$1,070

Variable lease costs were primarily related to operating expenses, taxes and insurances associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of September 30, 2025 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2025	$265
2026	1,092
2027	1,124
2028	1,158
2029	1,193
Thereafter	2,494
Total minimum lease payments	7,326
Less imputed interest	(1,534)
Total lease liability	$5,792
Lease liability, current portion	671
Lease liability, net of current portion	5,121
Total	$5,792

Prior to the Merger, Homology was subleasing office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB (US) LLC that expired in December 2024. At the effective time of the Merger, the Company recorded a liability of approximately $1.0 million representing the present value of the future minimum lease payments due under this sublease. As of September 30, 2025, all amounts under the sublease agreement have been paid and there are no accrued expenses or liabilities on the Company's condensed consolidated balance sheet related to the sublease.

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

During the three and nine months ended September 30, 2025 and 2024, the Company had zero research and development expense for any milestone related to the Colorado License Agreement. The financial statements as of September 30, 2025 and December 31, 2024 do not include liabilities with respect to royalty fees on the license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not yet probable.

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

Unless terminated earlier by either party pursuant to its terms, the BMS License Agreement will expire on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last to expire Royalty Term with respect to such licensed product in such country. Either party may terminate the BMS License Agreement for the other party’s material breach, subject to a specified notice and cure period. BMS may terminate the BMS License Agreement if the Company fails to meet its diligence obligations under the BMS License Agreement, for the Company’s insolvency, or if the Company or its affiliates challenges the validity, scope, enforceability, or patentability of any of the licensed patents. The Company may terminate the BMS License Agreement for any reason upon prior written notice to BMS, with a longer notice period if a licensed product has received regulatory approval. If the BMS Agreement is terminated for the Company’s material breach, BMS will regain rights to bempikibart and the Company must grant BMS an exclusive license under the Company’s patent rights covering bempikibart, subject to a low single digit percentage royalty on net sales of bempikibart payable to the Company by BMS

In July 2024, the Company made a $4.0 million development milestone payment to BMS and recorded it as research and development expenses. As of September 30, 2025, no further events have occurred that would require payment of milestones, royalties or sublicense fees.

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

11. Debt

Venture Debt

In December 2020, the Company entered into a Loan and Security Agreement, as amended in June 2022, August 2022, December 2022, April 2023, July 2023, November 2023, March 2024 and July 2024, with Silicon Valley Bank, a California corporation (the “Loan Agreement”) for a lending facility of up to $25.0 million. The Company received $5.0 million upon execution of the Loan Agreement which it repaid in July 2023, a $5.5 million term loan advance in July 2023 and a $7.0 million term loan advance in March 2024, for a total of $12.5 million principal amount outstanding at September 30, 2025. The Company no longer has the ability to draw down any additional loan advances. The term loan bears interest at an annual rate equal to the greater of the prime rate minus 0.25% or 8.00%. The Loan Agreement provided for interest-only payments until July 1, 2025, followed by 24 equal monthly payments of principal plus interest. The loan matures on July 1, 2027. In addition, the Company paid a fee of $0.1 million upon closing and is required to pay a fee of 3.5% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the principal balance, and all accrued and unpaid interest, and a prepayment premium. In connection with the Loan Agreement, the Company granted the lender a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. If the Company fails to make payments when due or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition. The Company was in compliance with all covenants at September 30, 2025.

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

Interest expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 9.52% and 9.55%, respectively, at each of September 30, 2025 and December 31, 2024. The components of the long-term debt balance are as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount of term loans	$10,938	$12,500
Unamortized debt discount and issuance costs	295	153
Carrying amount	11,233	12,653
Less current portion	(6,232)	(3,097)
Long-term debt, net	$5,001	$9,556

Convertible Notes

In May 2022, the Company entered into an agreement with the existing investors of the Company to issue, and for the existing investors to purchase, the Convertible Notes for up to an aggregate of $30.0 million. The Convertible Notes bore interest at 5.0% per annum. The Convertible Notes become due on demand of the Convertible Noteholders one year from the date of issuance. On April 27, 2023, the Company amended the maturity dates for the Convertible Notes. On May 20, August 5 and December 23, 2022, the Company received $8.3 million, $5.0 million, and $16.7 million, respectively, in exchange for issuance of the Convertible Notes. Interest expense was $0.3 million for the nine months ended September 30, 2024. There was no interest expense recorded for the three and nine months ended September 30, 2025, as the Convertible Notes converted into shares of common stock in March 2024 per the Merger (see discussion below and in Note 1).

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

13. Common Stock

As of September 30, 2025, the Company’s Restated Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of September 30, 2025	As of December 31, 2024
Shares available for future issuance under the 2024 Stock Incentive Plan	2,313,597	1,760,657
Shares available for future issuance under the 2024 Employee Stock Purchase Plan	242,813	120,836
Shares reserved for stock option exercises	1,863,547	1,942,920
Shares reserved for vesting of restricted stock units	320,213	—
Shares reserved for warrants	18,144	18,144
	4,758,314	3,842,557

14. Stock-Based Compensation

2017 Stock Option and Grant Plan

Legacy Q32 adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of September 30, 2025, there were no additional shares available for future grant under the 2017 Plan.

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

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The number of shares of common stock initially available for issuance under the 2024 Plan was 2,839,888 shares of common stock. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of September 30, 2025, there were 2,313,597 shares available for future grant under the 2024 Plan.

2024 Employee Stock Purchase Plan

On March 15, 2024, Homology’s board of directors adopted and subsequently, Homology’s stockholders approved the Q32 Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2024 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2024 ESPP was 120,836 shares of common stock. The 2024 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 241,677 shares, a number of shares equal 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of September 30, 2025, there were 242,813 shares available for future grant under the 2024 ESPP.

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

There were no shares issued under the 2024 ESPP during the three and nine months ended September 30, 2025 and 2024.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,942,920	$12.93	8.33	$12
Granted	77,743	$2.36
Exercised	—	$—
Cancelled	(157,116)	$13.15
Outstanding at September 30, 2025	1,863,547	$3.08	7.17	$5
Vested and expected to vest at September 30, 2025	1,863,547	$3.08	7.17	$5
Exercisable at September 30, 2025	1,128,563	$3.44	6.42	$—

The per share weighted-average grant date fair value of options granted in the nine months ended September 30, 2025 was $2.18 prior to the Option Repricing (as defined below) in February 2025 and $1.64 after. The total fair value of options vested during the nine months ended September 30, 2025 was $1.6 million. As of September 30, 2025, total unrecognized compensation costs to the unvested stock options were approximately $8.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The repricing of the Eligible Options was accounted for as a modification under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company calculated incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification, determined using a lattice model based on the Hull-White framework, and recognized $0.3 million in its statement of operations for the nine months ended September 30, 2025. An additional $0.2 million is being recognized over the remaining vesting terms of the modified awards.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	—	$—
Granted	467,150	$2.54
Vested	(106,737)	$2.54
Forfeited	(40,200)	$2.54
Outstanding at September 30, 2025	320,213	$2.54

As of September 30, 2025, total unrecognized compensation costs to the unvested RSUs were approximately $0.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock-Based Compensation Expense

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model prior to the Option Repricing during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate range	3.69%	3.48% – 3.53%	3.69% - 4.46%	3.48% – 4.34%
Expected dividend rate	— %	— %	— %	— %
Expected term (years) range	6.11	5.17 – 6.11	5.23 - 6.11	5.17 – 6.11
Expected stock price volatility range	93.7%	92.8% – 92.9%	93.7% - 95.8%	92.0% – 94.1%

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

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$184	$331	$730	$874
General and administrative	992	1,051	3,056	2,261
Total stock-based compensation expense	$1,176	$1,382	$3,786	$3,135

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

Upon the execution of the Horizon Termination Agreement, the Company became obligated to pay Horizon up to $75.1 million contingent on regulatory and sales-based milestones, consisting of a $5.0 million payment upon the first regulatory approval in the U.S. or in any of five specified major western European markets, and up to $70.1 million ranging from mid-single digit to low-double digit millions of dollars upon the achievement of specified annual sales thresholds, which range from exceeding $250 million to exceeding $1.5 billion. If bempikibart does not achieve the milestones set forth in the Horizon Termination Agreement, the Company will not be obligated to make any payments nor repay any amounts to Horizon.

These potential payments to Horizon are not in exchange for a distinct good or service; therefore, the Company accounts for consideration payable to Horizon as a reduction of the transaction price under FASB ASC Topic 606, Revenue from Contracts with Customers. The Company concluded that the $55.0 million of arrangement consideration previously recognized should be fully constrained as a result of the contingent consideration payable to Horizon, and accordingly, all amounts previously recognized as revenue were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the Horizon Collaboration Agreement. No amounts have been recognized related to the remaining potential payment to Horizon (up to $20.1 million) as it is not probable that the respective milestones will be achieved at this time (see Note 20 for details regarding the Amendment to the Horizon Termination Agreement which provides for a one-time equity grant of the Company’s common stock as full consideration of all milestone payments pursuant to the Horizon Termination Agreement).

16. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three and nine months ended September 30, 2025 and 2024 related to services provided by these investors and board members.

No amounts were due to related parties at September 30, 2025 or December 31, 2024.

17. Income Taxes

The Company did not record a tax provision or benefit for the three and nine months ended September 30, 2025 and 2024.

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

18. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period. In computing diluted net loss per share, only potential shares of common stock that are dilutive are included.

For the three months ended September 30, 2024 and the three and nine months ended September 30, 2025, the Company’s potentially dilutive securities, which include stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

For the nine months ended September 30, 2024, the Company considered each issue or series of issues of potential shares of common stock separately when determining whether potential shares of common stock are dilutive or antidilutive. The Company made such determination in sequence from the most dilutive to the least dilutive and concluded that its Convertible Notes are dilutive to net income per share for the nine months ended September 30, 2024. Pursuant to FASB ASC Topic 260, Earnings Per Share, the Company applied the if-converted method to determine the effect of its Convertible Notes on the diluted earnings per share calculations. Pursuant to such method, the Company adjusted the numerator for the gains or losses recognized during the period in net income from the Convertible Notes and the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the Convertible Notes were converted as of the beginning of the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net loss-basic	$(7,389)	$(17,595)	$(27,909)	$(33,544)
Net loss-diluted	$(7,389)	$(17,595)	$(27,909)	$(49,344)
Denominator:
Weighted-average common shares outstanding-basic	12,240,542	12,076,412	12,212,081	8,360,652
Dilutive securities	—	—	—	449,903
Weighted-average common shares outstanding-diluted	12,240,542	12,076,412	12,212,081	8,810,555

Net loss per share-basic	$(0.60)	$(1.46)	$(2.29)	$(4.01)
Net loss per share-diluted	$(0.60)	$(1.46)	$(2.29)	$(5.60)

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,863,547	2,003,466	1,863,547	2,003,466
Restricted stock units	320,213	—	320,213	—
Warrants to purchase common stock	18,144	18,144	18,144	18,144

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

The following table presents reportable segment net loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct research and development expense by program:
Bempikibart	$1,122	$9,136	$5,693	$22,455
ADX-097	275	1,509	1,758	4,112
Discovery and other	17	178	106	669
Personnel-related costs (excluding stock-based compensation)	2,645	3,707	10,029	13,235
Other G&A expenses	2,233	2,675	7,171	7,266
Interest income, net	(220)	(917)	(875)	(2,164)
Other segment items (1)	1,317	1,307	4,027	(12,029)
Total segment net loss	$7,389	$17,595	$27,909	$33,544

(1) Other segment items are included in order to reconcile to total segment net loss. Other segment items include non-cash items such as depreciation and amortization expense and stock-based compensation expense, gains and losses on the change in fair value of convertible notes, change in fair value of contingent value rights and loss from equity method investment.

20. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2025 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2025 and events which occurred subsequently but were not recognized in the financial statements, and there were no material subsequent events requiring disclosure, except as provided below.

Nasdaq Compliance

On May 19, 2025, the Company received written notice (the “Notice”) from the listing qualifications staff of the Nasdaq Stock Market LLC (the “Staff”) notifying the Company that, based on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which reported the Company’s stockholders’ equity (deficit) of approximately ($4.0 million), the Company was no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1). Additionally, the Notice also stated that as of May 19, 2025, the Company did not meet the alternatives of market value of listed securities of $35.0 million per Listing Rule 5550(b)(2) or net income from continuing operations of $0.5 million in its most recently completed fiscal year or in two of its three most recently completed fiscal years per Listing Rule 5550(b)(3), and as such, the Company did not comply with the Listing Rule 5550 for continued listing on the Nasdaq Capital Market.

The Company’s stockholders’ equity (deficit) was negatively impacted by the accounting treatment associated with the re-acquisition of bempikibart from Amgen in the fourth quarter of 2023. In 2022, Legacy Q32 and Horizon entered into the Horizon Collaboration Agreement to develop bempikibart in autoimmune diseases, pursuant to which Legacy Q32 received $55.0 million from Horizon, and Horizon had an option to acquire the bempikibart program at a prespecified price, subject to certain adjustments. In October 2023, Amgen completed its acquisition of Horizon plc. Following the closing of Amgen’s acquisition of Horizon plc, Legacy Q32 and Horizon entered into the Horizon Termination Agreement, pursuant to which Horizon’s option to acquire bempikibart was terminated. As a result, the Company retained all initial consideration and development funding received and agreed to pay Horizon regulatory and sales milestone payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart. As a result of the Horizon Termination Agreement, the Company recorded a $55.0 million refund liability associated with the cash received by Horizon in 2022.

On November 7, 2025, the Company and Amgen entered into an amendment to the Horizon Termination Agreement (the “Amendment”) pursuant to which the Company agreed to issue Horizon a one-time equity grant of 553,695 shares of the Company’s common stock as full consideration of the milestone payments outlined in the Horizon Termination Agreement. Following the transactions contemplated by the Amendment, the Company has no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement and will derecognize the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement. The completion of the transactions increases the Company’s stockholders’ equity by $55.0 million, which brings the Company back into compliance with the minimum stockholders’ equity listing requirement for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1).

As of the date of the filing of this Quarterly Report on Form 10-Q, the Company believes it has regained compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1) based upon the completion of the transactions contemplated by the Amendment discussed above. The Staff will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, then the Company may be subject to delisting.

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

Bempikibart (ADX-914), our most advanced product candidate, is a fully human anti–interleukin-7 receptor alpha (“IL-7Rα”), antagonist monoclonal antibody designed to re-regulate adaptive immune function by blocking signaling mediated by interleukin-7 (“IL-7”), and thymic stromal lymphopoietin (“TSLP”). We have completed two Phase 2a clinical trials evaluating bempikibart; SIGNAL-AA Part A, for the treatment of alopecia areata (“AA”), and SIGNAL-AD for the treatment of atopic dermatitis (“AD”). In December 2024, we announced topline results from both of these trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trial and in October 2025, we announced completion of enrollment in Part B. We expect to report topline data from the SIGNAL-AA Part B trial in mid-2026.

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

In addition, across the two trials, we observed changes in biomarkers consistent with the IL-7Rα mechanism and activity mediated by both the TSLP and IL-7 receptors. In the SIGNAL-AD trial, we observed meaningful decreases in key Th2 biomarkers of TARC, IgE, and eosinophils, each of which were statistically significant at multiple timepoints suggestive of potent TSLP inhibition. In the SIGNAL-AA trial, we observed a CD3+ T cell decrease, which was also statistically significant at multiple timepoints, suggestive of potent IL-7 inhibition. These findings were consistent with expected target engagement and IL-7Rα blockade. Across all clinical trials, bempikibart has been dosed in over 150 participants to-date and has demonstrated a favorable safety and tolerability profile, with no Grade 3 or higher related adverse events.

Bempikibart is being evaluated for the treatment of AA in the ongoing Part B of the SIGNAL-AA Phase 2a clinical trial. Enrollment has been completed in the Part B portion of the clinical trial, with 33 patients enrolled and dosing remains ongoing.

The Part B portion of SIGNAL-AA is an open-label clinical trial dosing severe or very severe AA patients with a maximum duration of current episode of four years. Patients will be treated with bempikibart for 36 weeks, with follow-up out to 52 weeks. Dosing includes an initial loading regimen of 200mg of bempikibart dosed weekly for four doses, followed by a maintenance dose of 200mg every-other-week over a 32-week period for a total dosing period of 36 weeks. Efficacy will be evaluated on the basis of mean percentage change from baseline in Severity of Alopecia Tool (“SALT”) scores as well as the proportion of subjects achieving various relative and absolute SALT improvements at week 36, with follow-up through week 52. The trial is intended to support advancement into pivotal trials upon completion, pending review of the results. Topline data from SIGNAL-AA Part B is expected in mid-2026.

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

In February 2025, we announced a corporate restructuring to focus on the advancement of bempikibart for the treatment of patients with AA. As part of the restructuring, we discontinued the Phase 2 renal basket clinical trial of ADX-097 and are evaluating strategic options for our tissue-targeted complement inhibitor platform, inclusive of ADX-097 and early-stage assets, to prioritize the clinical development of bempikibart (the “Restructuring Plan”). The Restructuring Plan included a reduction in force, which was completed as of September 30, 2025. As part of this Restructuring Plan, we incurred severance and severance-related charges of approximately $0.9 million.

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

These potential payments to Horizon are not in exchange for a distinct good or service and therefore, the Company accounts for consideration payable to Horizon as a reduction of the transaction price under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company concluded that the $55.0 million of arrangement consideration previously recognized should be fully constrained as a result of the contingent consideration payable to Horizon, and accordingly, the amounts previously recognized were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the Horizon Collaboration Agreement. No amounts have been recognized related to the remaining potential payment to Horizon (up to $20.1 million) as it is not probable that the respective milestones will be achieved at this time. A description of the Amendment to the Horizon Termination Agreement which provides for a one-time equity grant of the Company’s common stock as full consideration of all milestone payments pursuant to the Horizon Termination Agreement is included in Note 20 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Overview

As of September 30, 2025, we had cash and cash equivalents of $49.0 million. We expect that our cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

Prior to the Horizon Termination Agreement, Legacy Q32 concluded that the arrangement was within the scope of ASC 606. Specifically, Legacy Q32 concluded that the research services required to be performed as part of the Horizon Collaboration Agreement represented an output of Legacy Q32’s ordinary activities, and this represented a contract with a customer. At the commencement of the collaboration arrangement with Horizon, Legacy Q32 identified two performance obligations related to the development activities of bempikibart, one of each of the specified clinical trials in AD and AA, with each composing the services related to the clinical trial and other related development activity. Legacy Q32 also identified a material right related to the option for Horizon to purchase bempikibart. The material right was considered a separate performance obligation pursuant to the provisions of ASC 606. Legacy Q32 determined the transaction price to be $55.0 million which it allocated to the three performance obligations based on the estimated stand-alone selling price of each performance obligation. Legacy Q32 concluded that the consideration allocated to the research service performance obligations should be recognized over time as Horizon received the benefit of the research activities as the activities were performed. Legacy Q32 determined that this method was most appropriate as progress towards completion of research is largely driven by time and effort spent and costs incurred to perform this research. As of December 31, 2023, Legacy Q32 had received the full $55.0 million, which the combined company retains. The Horizon Termination Agreement is accounted for as a modification because it does not result in the addition of distinct goods or services. Since the two performance obligations and the material right are terminated with no further performance obligations aside from the contingent payments to Horizon of up to $75.1 million, Legacy Q32 recognized the remaining deferred revenue in the fourth quarter of 2023.

Upon the execution of the Horizon Termination Agreement, Legacy Q32 became obligated to pay Horizon up to $75.1 million contingent on regulatory and sales-based milestones, consisting of a $5.0 million payment upon the first regulatory approval in the U.S. or in any of five specified major western European markets, and up to $70.1 million ranging from mid-single digit to low-double digit millions of dollars upon the achievement of specified annual sales thresholds, which range from exceeding $250 million to exceeding $1.5 billion. If bempikibart does not achieve the milestones set forth in the Horizon Termination Agreement, the Company will not be obligated to make any payments nor repay any amounts to Horizon.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$3,555	$14,346	$(10,791)
General and administrative	4,022	4,468	(446)
Total operating expenses	7,577	18,814	(11,237)
Loss from operations	(7,577)	(18,814)	11,237
Other income	188	1,219	(1,031)
Total other income	188	1,219	(1,031)
Net loss	$(7,389)	$(17,595)	$10,206

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$1,122	$9,136	$(8,014)
ADX-097	275	1,509	(1,234)
Discovery and other	17	178	(161)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	1,545	2,723	(1,178)
Indirect research and development expense	596	800	(204)
Total research and development expenses	$3,555	$14,346	$(10,791)

Research and development expenses were $3.6 million for the three months ended September 30, 2025, compared to $14.3 million for the three months ended September 30, 2024. Bempikibart program expenses decreased by $8.0 million due to lower clinical costs and lower costs related to manufacturing clinical trial materials, as well as higher costs in the prior year since we were advancing clinical trials for both AA and AD. ADX-097 program expenses decreased by $1.2 million due to the discontinuation of the Phase 2 renal basket clinical trial of ADX-097 in the first quarter of 2025.

The decrease in personnel-related and consultant costs was primarily related to lower headcount in the three months ended September 30, 2025 as compared to the prior year associated with the Restructuring Plan in February 2025. Personnel-related and consultant costs for the three months ended September 30, 2025 and 2024 included stock-based compensation expense of $0.2 million and $0.3 million, respectively.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2025, compared to $4.5 million for the three months ended September 30, 2024. The decrease of $0.4 million was primarily due to decreased personnel-related costs as a result of reduced headcount in the three months ended September 30, 2025 associated with the Restructuring Plan in February 2025, as well as decreased legal and other professional services costs as compared to the prior year. General and administrative expenses include stock-based compensation expense of $1.0 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively.

Other Income

Other income was $0.2 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024. Other income for the three months ended September 30, 2025 includes interest income of $0.5 million partially offset by interest expense of $0.3 million on our venture debt. Other income for the three months ended September 30, 2024 includes interest income of $1.2 million as well as a gain recorded for the change in fair value of the CVR liability of $0.3 million, partially offset by interest expense of $0.3 million on our venture debt. The decrease in other income is primarily due to lower average cash balance resulting in lower interest income for the three months ended September 30, 2025, as well as the gain recorded in the prior year for the change in fair value of the CVR liability that was not present in the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$15,841	$37,598	$(21,757)
General and administrative	13,136	13,978	(842)
Total operating expenses	28,977	51,576	(22,599)
Loss from operations	(28,977)	(51,576)	22,599
Change in fair value of convertible notes	—	15,890	(15,890)
Other income	1,068	3,767	(2,699)
Total other income	1,068	19,657	(18,589)
Loss before loss from equity method investment	(27,909)	(31,919)	4,010
Loss from equity method investment	—	(1,625)	1,625
Net loss	$(27,909)	$(33,544)	$5,635

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$5,693	$22,455	$(16,762)
ADX-097	1,758	4,112	(2,354)
Discovery and other	106	669	(563)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	6,321	8,202	(1,881)
Indirect research and development expense	1,963	2,160	(197)
Total research and development expenses	$15,841	$37,598	$(21,757)

Research and development expenses were $15.8 million for the nine months ended September 30, 2025, compared to $37.6 million for the nine months ended September 30, 2024. Bempikibart program expenses decreased by $16.8 million due to lower clinical costs and lower costs related to manufacturing clinical trial materials, as well as higher costs in the prior year since we were advancing clinical trials for both AA and AD. ADX-097 program expenses decreased by $2.4 million due to the discontinuation of the Phase 2 renal basket clinical trial of ADX-097 in the first quarter of 2025.

The decrease in personnel-related and consultant costs was primarily related to lower headcount in the nine months ended September 30, 2025 as compared to the prior year associated with the Restructuring Plan in February 2025. Personnel-related and consultant costs for the nine months ended September 30, 2025 and 2024 included stock-based compensation expense of $0.7 million and $0.9 million, respectively.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the nine months ended September 30, 2025, compared to $14.0 million for the nine months ended September 30, 2024. The decrease of $0.8 million was primarily due to higher costs in the prior year associated with the Merger, including severance and retention payments to former employees of Homology, as well as lower consulting expense, partially offset by higher insurance and facilities costs. General and administrative expenses include stock-based compensation expense of $3.1 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Other Income

Other income was $1.1 million for the nine months ended September 30, 2025, compared to $3.8 million for the nine months ended September 30, 2024. Other income for the nine months ended September 30, 2025 includes interest income of $1.8 million as well as a gain recorded for the change in fair value of the CVR liability of $0.4 million. These increases are partially offset by interest expense of $0.9 million on our venture debt. Other income for the nine months ended September 30, 2024 includes interest income of $3.0 million as well as a gain recorded for the change in fair value of the CVR liability of $1.7 million. These increases are partially offset by interest expense of $0.8 million on our venture debt. The decrease in other income is due to a smaller gain recorded in the current year for the change in fair value of the CVR liability as compared to the prior year, as well as lower interest income as a result of lower average cash balance for the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through proceeds from the sales of our convertible preferred stock and convertible notes, as well as proceeds from our venture debt, the Horizon Collaboration Agreement, and the Merger with Homology and accompanying Pre-Closing Financing. From inception through September 30, 2025, we have raised $136.0 million in aggregate cash proceeds, net of issuance costs, from the sale of our convertible preferred stock and convertible notes. In addition, we received $55.0 million in payments under the Horizon Collaboration Agreement, $12.5 million in proceeds from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology, and $42.0 million pursuant to the Pre-Closing Financing. As of September 30, 2025, we had cash and cash equivalents of $49.0 million.

Going Concern

We have incurred significant operating losses since inception and, as of September 30, 2025, had an accumulated deficit of $262.7 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of September 30, 2025, we had cash and cash equivalents of $49.0 million. We expect that our cash and cash equivalents as of September 30, 2025, will be sufficient to fund our operations into 2027. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(27,363)	$(56,287)
Net cash provided by investing activities	—	19,927
Net cash (used in) provided by financing activities	(1,563)	94,821
Increase/(decrease) in cash, cash equivalents and restricted cash	$(28,926)	$58,461

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the nine months ended September 30, 2025, net cash used in operating activities was $27.4 million, which was primarily utilized for the funding of our operating expenses of $29.0 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart program. Non-cash expenses include stock-based compensation expense of $3.8 million, non-cash lease expenses of $0.5 million and depreciation expense of $0.3 million, partially offset by a gain of $0.4 million recognized on the change in fair value of the CVR liability. The change in net operating assets and liabilities was primarily attributable to a decrease in accrued expenses and other current liabilities of $3.6 million, a decrease in accounts payable of $2.0 million and a decrease in our operating lease liability of $0.5 million, partially offset by a decrease in prepaid expenses and other current assets of $2.1 million.

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

Investing Activities

For the nine months ended September 30, 2025, there was no net cash used in or provided by investing activities.

For the nine months ended September 30, 2024, net cash provided by investing activities consisted of maturities of short-term investments during the period since the Merger.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities consisted of principal payments made pursuant to our venture debt.

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

The following table summarizes our contractual obligations and commitments as of September 30, 2025 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$7,326	$2,481	$3,580	$1,265

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

In October 2023, Amgen completed the acquisition of Horizon plc. Following its acquisition of Horizon plc, Legacy Q32 agreed with Amgen to mutually terminate the Horizon Agreements and in November 2023, Legacy Q32 and Horizon entered into the Horizon Termination Agreement, pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, Legacy Q32 retained all initial consideration and development funding received under the Horizon Collaboration Agreement and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, Legacy Q32 agreed to pay Horizon regulatory and sales milestones payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart. A description of the Amendment to the Horizon Termination Agreement which provides for a one-time equity grant of the Company’s common stock as full consideration of all milestone payments pursuant to the Horizon Termination Agreement is included in Note 20 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are described under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies during the three months ended September 30, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring operating losses since inception. Our net loss for the nine months ended September 30, 2025 and 2024 was $27.9 million and $33.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Our future success is substantially dependent on our, or our current or future strategic partners’, ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, bempikibart. We are investing a majority of our efforts and financial resources into the research and development of bempikibart. We are developing bempikibart to treat autoimmune and inflammatory diseases, with the aim of achieving the optimal balance of efficacy, tolerability and convenience for patients via infrequently administered subcutaneous doses. We have completed a Phase 1 double-blind, placebo-controlled, single ascending dose and multiple dose study to assess the safety, pharmacokinetic (“PK”), and pharmacodynamic (“PD”), of bempikibart after subcutaneous administration in healthy subjects. This study supported further evaluation of bempikibart, including through demonstration of a PK/PD profile supporting evaluation of every two-week subcutaneous dosing in clinical trials. Subsequent to this study, we advanced bempikibart into two Phase 2a clinical trials. The Phase 2a SIGNAL-AD trial evaluated the use of bempikibart for the treatment of atopic dermatitis (“AD”), and the Phase 2a SIGNAL-AA trial is evaluating bempikibart for the treatment of alopecia areata (“AA”). We completed enrollment and dosing through the 12-week and 24-week periods for the SIGNAL-AD and SIGNAL-AA trials, respectively, and in December 2024, we announced topline data from both clinical trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trials and in October 2025, we announced completion of enrollment in Part B of the SIGNAL-AA Phase 2a clinical trial. The success of bempikibart may depend on having a comparable safety and efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) with patient-friendly administration (i.e., S.C. self-administration) to products currently approved or in development for the indications we plan to pursue.

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

Changes in funding for, or other disruptions to the operations of, the FDA, the SEC, the National Institute of Health (“NIH”), and other government agencies, including from government shutdowns could hinder our ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025, and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve regulatory submissions and NIH’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, layoffs and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

If the current U.S. federal government shutdown is prolonged, it could significantly impact the ability of the FDA to timely review and process regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there have been numerous legislative changes and there continues to be substantial uncertainty as to whether and how the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

In addition, we currently rely on foreign CROs and CDMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CDMOs in the future. Foreign CDMOs may be subject to U.S. legislation, including, for example, legislation previously considered in the U.S. Congress (but not enacted) called the BIOSECURE Act, which would have prohibited the U.S. government from entering into contracts or providing grants or loans to procure biotechnology equipment and services provided or produced by so-called “biotechnology companies of concern.” It also would have prohibited the U.S. government from entering into contracts or providing grants or loans to entities that use biotechnology equipment or services provided or produced by “biotechnology companies of concern” in connection with such contracts, grants, or loans. An updated version of the BIOSECURE Act is currently being considered by Congress and, like the original version, this latest version includes a delayed implementation date to permit companies to wind down from impacted relationships. Any additional executive action, legislative action or potential sanctions with China could materially impact any Chinese vendor that we use and our agreements with them. In addition, foreign CDMOs may be subject to sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to manufacture our product candidates.

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

In February 2025, we announced a reduction in workforce in connection with the strategic refocus of our business to prioritize and focus on the advancement of bempikibart in patients with alopecia areata. The reduction in force has been completed as of September 30, 2025. We may not realize, in full or in part, the anticipated benefits and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited. Further, some of the qualified personnel that we hire and recruit are not U.S. citizens. Changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

We expect to expand our research, development, delivery, manufacturing, commercialization, regulatory and future sales and marketing capabilities over time, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2025, we had 26 full-time employees, including 3 who hold Ph.D. degrees and 1 who holds an M.D. degree; 15 employees are engaged in research and development and 11 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to focus the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, government shutdowns, geopolitical events, such as the conflict between Russia and Ukraine and the conflict in Israel and Gaza, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve had raised interest rates multiple times in response to concerns about inflation until recently, and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. The Trump administration has continued to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. While pharmaceutical end-products are currently excluded from certain tariffs, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (“APIs”), raw materials, laboratory equipment and research materials and components. In addition, the U.S. Department of Commerce is conducting a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the EU have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including the military conflict between Russia and Ukraine, the conflict in Israel and Gaza and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

If existing securityholders of Homology and Legacy Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2025, we had 12,304,352 shares of common stock outstanding. Certain of these shares are subject to lock-up agreements between Homology and Legacy Q32 on the one hand and certain securityholders of Homology and Legacy Q32 on the other hand. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants of Legacy Q32 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

As of September 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 58.1% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

On May 19, 2025, we received written notice (the “Notice”) from the listing qualifications staff of the Nasdaq Stock
Market LLC (the “Staff”) notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which reported our stockholders’ equity (deficit) of approximately ($4.0 million), we were no longer in compliance with the minimum stockholders’ equity requirement of $2.5 million for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1).

Additionally, the Notice also stated that as of May 19, 2025, we did not meet the alternatives of market value of listed securities of $35.0 million per Listing Rule 5550(b)(2) or net income from continuing operations of $0.5 million in our most recently completed fiscal year or in two of our three most recently completed fiscal years per Listing Rule 5550(b)(3), and as such, we did not comply with the Listing Rule 5550 for continued listing on the Nasdaq Capital Market.

Our equity (deficit) was negatively impacted by the accounting treatment associated with the re-acquisition of bempikibart from Amgen in the fourth quarter of 2023. In 2022, Legacy Q32 and Horizon entered into the Horizon Collaboration Agreement to develop bempikibart in autoimmune diseases, pursuant to which Legacy Q32 received $55.0 million from Horizon, and Horizon had an option to acquire the bempikibart program at a prespecified price, subject to certain adjustments. In October 2023, Amgen completed its acquisition of Horizon plc. Following the closing of Amgen’s acquisition of Horizon plc, Legacy Q32 and Horizon entered into the Horizon Termination Agreement, pursuant to which Horizon’s option to acquire bempikibart was terminated. As a result, the Company retained all initial consideration and development funding received and agreed to pay Horizon regulatory and sales milestone payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart. As a result of the Horizon Termination Agreement, we recorded a $55.0 million refund liability associated with the cash received by Horizon in 2022.

On November 7, 2025, we and Amgen entered into an amendment to the Horizon Termination Agreement (the “Amendment”) pursuant to which we agreed to issue Horizon a one-time equity grant of 553,695 shares of the Company’s common stock as full consideration of the milestone payments outlined in the Horizon Termination Agreement. Following the transactions contemplated by the Amendment, we have no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement and will derecognize the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement. The completion of the transactions increases our stockholders’ equity by $55.0 million, which brings us back into compliance with the minimum stockholders’ equity listing requirement for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1).

As of the date of the filing of this Quarterly Report on Form 10-Q, we believe we have regained compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1) based upon the completion of the transactions contemplated by the Amendment discussed above. The Staff will continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time of our next periodic report we do not evidence compliance, then we may be subject to delisting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended September 30, 2025.

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

Q32 BIO INC.

Date: November 13, 2025	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: November 13, 2025	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President