Form 10-K
period 2025-12-31
Q32 Bio Inc.
filed 2026-03-10
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Capital Market on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $10.4 million.

The number of shares of Registrant’s common stock, par value $0.0001 per share, outstanding as of March 1, 2026 was 14,629,463.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the Registrant’s definitive proxy statement for the annual meeting of stockholders or an amendment to this Annual Report on Form 10-K which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2025.

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
•
our ability to continue to achieve benefits and improvements in connection with the strategic restructuring plan, including the reduction in force;
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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements, including those set forth in this Annual Report on Form 10-K in the section titled “Risk Factors” and in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). Our SEC filings are available publicly on the SEC’s website at www.sec.gov. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our ability to implement our business strategy is subject to numerous risks that you should be aware of before making an investment decision. These risks include the following, among others:

•
We have incurred significant operating losses since inception, expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products for sale, have not generated any product revenue and may never generate product revenue or become profitable.
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
•
Our business could be adversely affected by economic downturns, inflation, changes in interest rates, natural disasters, public health crises, political crises, government shutdowns, geopolitical events or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I

Item 1. Business.

Overview

We are a clinical stage biotechnology company focused on developing novel biologics to effectively and safely restore healthy immune balance in patients with alopecia areata (“AA”) and other autoimmune and inflammatory diseases driven by pathological immune dysfunction.

Bempikibart (ADX-914)

Bempikibart (ADX-914), our most advanced product candidate, is a fully human anti–interleukin-7 receptor alpha (“IL-7Rα”), antagonist monoclonal antibody designed to re-regulate adaptive immune function by potently blocking signaling mediated by interleukin-7 (“IL-7”), and thymic stromal lymphopoietin (“TSLP”). We have completed two Phase 2a clinical trials evaluating bempikibart, SIGNAL-AA Part A, for the treatment of AA, and SIGNAL-AD, for the treatment of atopic dermatitis (“AD”).

In December 2024, we announced topline results from both of these trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trial and in October 2025, we announced completion of enrollment in SIGNAL-AA Part B. Bempikibart is being evaluated for the treatment of AA in the ongoing Part B of the SIGNAL-AA Phase 2a clinical trial. Enrollment has been completed in the Part B portion of the clinical trial, with 33 patients enrolled, and dosing remains ongoing. We expect to report 36-week topline data from the SIGNAL-AA Part B trial in mid-2026.

Patients in the SIGNAL-AA Part A and the SIGNAL-AD Phase 2a clinical trials were dosed with 200mg subcutaneous (“SC”) bempikibart every two weeks. In SIGNAL-AA Part A, 44 patients with severe and very severe AA were enrolled. Patients were dosed for 24 weeks and followed for an additional 12 weeks following the end of treatment. At the 24-week endpoint, we observed more hair regrowth in treated patients compared to placebo and evidence of durable responses in patients. The average hair regrowth across patients in the trial continued to improve from week 24 to week 36 despite patients being off therapy during the 12-week follow-up period. In AD, bempikibart was evaluated in two parts, Part A (15 patients) and Part B (106 patients). While encouraging results were seen in Part A, the primary endpoint was not met in Part B.

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

The Part B portion of SIGNAL-AA is an open-label clinical trial dosing severe or very severe AA patients with a maximum duration of current episode of four years. Patients will be treated with bempikibart for 36 weeks, with follow-up out to 52 weeks. Dosing includes an initial loading regimen of 200mg of bempikibart dosed weekly for four doses, followed by a maintenance dose of 200mg every-other-week over a 32-week period for a total dosing period of 36 weeks. Efficacy will be evaluated on the basis of mean percentage change from baseline in Severity of Alopecia Tool (“SALT”) scores as well as the proportion of subjects achieving various relative and absolute SALT score improvements at week 36, with follow-up through week 52. The trial is intended to support advancement into pivotal trials upon completion, pending review of the results. We expect to report 36-week topline data from the SIGNAL-AA Part B trial in mid-2026.

In April 2025, we announced that the U.S. Food and Drug Administration (the “FDA”) has granted Fast Track designation (“FTD”) to bempikibart for the treatment of AA. FTD is a process designed to facilitate the development and expedite the review of new drugs to treat serious diseases and fill an unmet medical need with the purpose of getting important new drugs to patients earlier. A drug that receives FTD may be eligible for more frequent meetings and communications with the FDA to discuss development plans and ensure the collection of appropriate data needed to support approval and for a rolling review of an application for marketing approval.

ADX-097

In addition to bempikibart, our strategy has been focused on the advancement of our proprietary tissue-targeted complement inhibitor platform. ADX-097, a Phase 2 asset from this platform, is a humanized anti-C3d monoclonal antibody (“mAb”) fusion protein that completed Phase 1 clinical trials. However, in February 2025, we announced a corporate restructuring to focus on the advancement of bempikibart for the treatment of patients with AA. On November 28, 2025, we entered into an Asset Purchase Agreement with Akebia Therapeutics, Inc. (“Akebia”) pursuant to which we sold to Akebia substantially all of our assets related to the research, development, manufacture and commercialization of ADX-097 (the “ADX-097 Asset Sale”). Following the ADX-097 Asset Sale, Akebia is now responsible for the future development and commercialization of ADX-097. As consideration for the ADX-097 Asset Sale, we received an upfront payment of $7.0 million and will receive a payment of $3.0 million on the six-month anniversary of the transaction. We will also receive a near-term milestone payment of $2.0 million upon the earlier of achievement of the first milestone under the Asset Purchase Agreement or December 31, 2026. In addition to these payments, we are eligible to receive up to $580 million upon the achievement of specified milestones, including up to $92.5 million related to development and regulatory milestones and up to $487.5 million related to commercial milestones. We are also eligible to receive tiered royalties on potential future sales of ADX-097 ranging from low single-digit to mid-teen percentages of annual net sales. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.

Development Pipeline

Our development pipeline is shown in the figure below.

Figure 1: Our Development Pipeline.

Bempikibart (ADX-914)

Our most advanced product candidate, bempikibart, is a fully human antibody designed to potently block IL-7- and TSLP-mediated signaling via their cognate receptors. Increased levels of IL-7 and TSLP are associated with inflammatory and autoimmune diseases.

T cell pathology has been strongly implicated in AA. TH1 has long been implicated in the pathogenesis of AA supporting the potential for bempikibart to directly address the underlying driver of follicle damage and hair loss. In addition, given that AA is a disease often diagnosed in young adults, there is a critical need for effective novel treatments with a safety profile suitable for long-term, chronic treatment.

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

We have completed two Phase 2a clinical trials and are advancing bempikibart for the treatment of AA in the ongoing Phase 2a Part B clinical trial and Phase 2a Part A open-label extension trial.

ADX-096/Complement Inhibitor Platform

In addition to ADX-097, we developed a proprietary tissue-targeted complement platform, which is designed to inhibit complement activation in the tissue while minimizing systemic complement blockade, a key differentiator versus current complement therapeutics. Other assets developed from our proprietary platform include ADX-096, a C3d mAb – CR11-10 fusion protein with preclinical data supportive of its use in ophthalmologic indications as well as potential utility in a broad range of other indications, and C3d mAb fusions and nanobodies designed for tissue-targeted complement inhibition. We retain the rights to our wholly owned tissue-targeted complement inhibitor platform, including ADX-096 and other remaining early-stage assets, and are continuing to evaluate strategic options for these programs.

We believe that the tissue-directed approach to addressing complement dysregulation has the potential to drive improved efficacy and better safety across indications. This tissue-directed complement inhibiting approach also has the potential to avoid the additive infection risk associated with systemic complement treatments, which is of significant importance to patients where the underlying condition is marked by high mortality due to infection.

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

We retain the rights to our wholly owned tissue-targeted complement inhibitor platform, including ADX-096 and other remaining early-stage assets and are continuing to evaluate strategic options for these programs.

Our Team

We have assembled a team of industry-leading research, drug development, and operational experts, who have deep experience in advancing drug candidates in autoimmune and inflammatory diseases. The team is led by Jodie Morrison, our Chief Executive Officer, who brings extensive biopharma leadership experience from early stage through mid-size public biotech and pharmaceutical companies; Shelia Violette, Ph.D., Founder and Chief Scientific Officer, has more than 30 years of biotech experience in inflammatory and autoimmune diseases and served as an Entrepreneur in Residence at Atlas Venture; Lee Kalowski, President and Chief Financial Officer, has 20 years of life science industry experience and has previously served as CFO at multiple biotech companies and in equity research; Maria Marzilli, Chief Business Officer, has over 20 years of industry experience across strategy, corporate development, and program and alliance management.

Our company was built upon the discoveries and findings from renowned researchers in immunology: Michael Holers, M.D. and Joshua Thurman, M.D., from the University of Colorado and Stephen Tomlinson, Ph.D. from the Medical University of South Carolina. They are pioneers in the field of tissue targeted regulation of complement system. The portfolio was expanded in 2019 with the in-licensing of bempikibart, currently our most advanced product candidate.

Since our inception, we have been supported by leading biotechnology investors and pharmaceutical companies including OrbiMed, Atlas Venture, Abingworth, Bristol-Myers Squibb, Acorn Bioventures, Osage University Partners, CU Healthcare Innovation Fund and Sanofi Ventures.

Our Strategy

Our mission is to develop therapeutics that restore healthy immune regulation for patients with severe autoimmune and inflammatory diseases. Our strategic initiatives are to:

•
Advance bempikibart for the treatment of AA in the SIGNAL-AA Phase 2a Part B clinical trial. In Part B, we enrolled 33 patients for 36 weeks of treatment, with follow-up through 52 weeks. We expect to report 36-week topline data from the SIGNAL-AA Part B trial in mid-2026. The trial is intended to support advancement into pivotal trials upon completion, pending review of the results;
•
Advance bempikibart for the treatment of AA in the SIGNAL-AA Phase 2a Part A open-label extension (OLE). We initiated an open-label extension (OLE) following the same bempikibart dosing regimen leveraged in Part A to enable longer-term follow-up of patients and to further elucidate the durability of response and potential remittive effect;
•
Maximize value of our tissue-targeted complement inhibitor platform. We believe that the tissue-directed approach to addressing complement dysregulation has the potential to drive improved efficacy and better safety across indications and we intend to maximize the value of ADX-096 and our tissue-targeted complement inhibitor platform as we evaluate our strategic options.

Our Programs

Bempikibart

Bempikibart blocks both IL-7 and TSLP cytokine signaling pathways. IL-7 lowers the threshold needed for T cells to respond in low antigen microenvironments promoting pathogenic T-effector cell function, induces TH2 cell-mediated antibody production, and inhibits the immunosuppressive properties of T regulatory cells. When uncontrolled, IL-7 can promote inflammation and autoimmune disease. By blocking IL-7 signaling, we believe bempikibart has the potential to re-regulate immunity by rebalancing the T-effector / T-regulatory ratio to inhibit inflammation and invoke tolerance, and mitigating T-cell dependent autoantibody responses. TSLP is a cytokine that promotes TH2 cell differentiation and production of TH2 cytokines, such as IL-4, IL-5, and IL-13, and promotes inflammation, particularly at the epidermis, in response to environmental stimuli. IL-7 and TSLP signaling have been biologically linked to numerous inflammatory and autoimmune diseases including our initial target diseases of AA and AD. The figure below illustrates the mechanistic rationale for bempikibart.

Bempikibart
IL7Rα γc
IL7Rα TSLPR
IL-7
TSLP
Epidermis
Dermis
CD4+ NKG2D+
NK NKG2D+
CD8+ NKG2D+
Bempikibart
Th1
TRM
DC
Bempikibart
Th2
Th17
Treg
B
IFNγ
IFNγ GZMB Perforins
CCL19 CCL20
IFNγ TNFα GZMB Perforins
IL-23
TARC
IL-17 IL-22
IL-4 IL-13
IgE
Bempikibart
IL7Rα γc
IL7Rα TSLPR
TCR
MHC
NKG2D
MIC-A/B

Adapted from Curr Res Immunol. 2021

Figure 2: Bempikibart Has the Potential to Inhibit Pathogenic T-cells That Directly Drive Hair Follicle Destruction and Suppress the Function of T-regulatory Cells.

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

In November 2025, we entered into an amendment to the Horizon Termination Agreement (the “Amgen Amendment”) with Amgen, pursuant to which we issued Horizon a one-time equity grant of 553,695 shares of our common stock as full consideration of the milestone payments under the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, we have no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. For more information, see the section titled “Business—Collaboration and License Agreements” in this Annual Report on Form 10-K.

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

Preclinical studies evaluating bempikibart PK, PD and toxicology were carried out in non-Good Laboratory Practice (“GLP”) single dose and GLP repeat dose studies of 6 weeks, 3-months, and 6-months duration in cynomolgus monkeys. Bempikibart exposure was maintained above the desired PK threshold throughout the dosing phase in most animals despite detectable ADAs. PD evaluations included T cell receptor occupancy (“RO”) inhibition of IL-7–induced phosphorylation of STAT5 (“pSTAT5”) an immediate proximal marker of IL-7R intracellular signaling, and keyhole limpet hemocyanin (“KLH”) induced T cell dependent antibody response. There was a favorable PK/PD relationship, with bempikibart demonstrating >95% RO, ≥90% inhibition of pSTAT5 and up to 80% suppression of a KLH-induced IgG response.

Bempikibart was generally well tolerated in all preclinical studies described above. The no-observed-adverse-effect level (“NOAEL”) in the 6-month GLP study was 150 mg/kg, the highest dose tested, with exposure >50x the anticipated area under the curve at the dose presently being utilized for the ongoing Phase 2 studies.

Phase 1 Clinical Trial Results

We completed a Phase 1 trial to assess the safety, PK, and PD of bempikibart after subcutaneous (“SC”) administration in healthy volunteers. Pharmacodynamic analyses showed bempikibart treatment at SC doses achieving desired RO and inhibition of IL-7 mediated intracellular signaling, as demonstrated by phosphorylation of STAT5 (“pSTAT5”) in T-cells. At doses greater than 1 mg/kg, bempikibart demonstrated sustained full RO for at least 2 weeks. In addition, a separate analysis of overall numbers of lymphocytes and lymphocyte subsets demonstrated modest, dose-dependent effects consistent with the expected and desired bempikibart pharmacology.

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

Janus kinase (“JAK”) inhibitors are the only current FDA-approved treatments for severe and very severe AA. Although JAK inhibitors have demonstrated hair regrowth in patients with severe disease (≥50% hair loss), responsiveness is often not durable after treatment cessation and the drug class carries increased risk of serious side effects that may preclude this option for some patient populations. Other standard-of-care approaches for AA include topical corticosteroids, immunotherapy, and light therapy, as well as the off-label use of other therapies. Because hair loss can affect such disparate body locations, these treatments often have limited usefulness across the patient population.

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

SIGNAL-AA Phase 2a Clinical Trial

SIGNAL-AA is a Phase 2a, randomized, double-blind, placebo-controlled, proof-of-concept clinical trial evaluating the efficacy, safety and tolerability of bempikibart in participants with severe and very severe AA, as defined by a baseline Severity of Alopecia Tool (“SALT”) score of 50-100. In Part A of the trial, bempikibart or placebo was dosed SC for 24 weeks, with a follow-up period of 12 weeks. Following completion of the SIGNAL-AA Part A clinical trial, eligible patients were allowed to enroll in the SIGNAL-AA Part A open label extension (“OLE”) to enable longer-term follow-up. The SIGNAL-AA Part A OLE clinical trial remains ongoing.

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

Compared to placebo, the average hair regrowth and achievement of SALT-20 was greater in patients on bempikibart compared to patients on placebo. Average hair re-growth continued to improve in the 12-week period through week 36, despite patients being off therapy. Bempikibart was observed to be generally well tolerated in the SIGNAL-AA trial. There were no serious adverse events (“SAEs”) or Grade 3 or higher adverse events related to treatment.

SIGNAL-AA Part B is an open-label clinical trial that enrolled 33 severe or very severe AA patients with a maximum duration of current episode of four years. Patients are treated with bempikibart for 36 weeks, with follow-up out to 52 weeks. Dosing includes an initial loading regimen of 200mg of bempikibart dosed weekly for four doses, followed by a maintenance dose of 200mg every-other-week over a 32-week period for a total of 36 weeks. Efficacy will be evaluated on the basis of mean percentage change from baseline in SALT scores as well as the proportion of subjects achieving various relative and absolute SALT improvements at week 36, with follow-up through week 52. The trial is intended to enable advancement into pivotal trials upon completion, pending review of the results. We expect to report 36-week topline data from the SIGNAL-AA Part B trial in mid-2026.

Collaboration and License Agreements

Bempikibart—License Agreement – Bristol-Myers Squibb Company

In September 2019, we entered into a license agreement, as amended in August 2021 and July 2022 (the “BMS License Agreement”) with Bristol-Myers Squibb Company (“BMS”), pursuant to which we obtained sublicensable licenses from BMS to research, develop and commercialize licensed products, including bempikibart, for any and all uses worldwide. The licenses granted to us are exclusive with respect to BMS’s patent rights and know-how relating to certain antibody fragments (including certain fragments of bempikibart) and non-exclusive with respect to BMS’s patent rights and know-how relating to the composition of matter and use of a specific region of bempikibart. BMS retained the right for it and its affiliates to use the exclusively licensed patents and know-how for internal, preclinical research purposes. Under the BMS License Agreement, we are prohibited from engaging in certain clinical development or commercialization of any antibody other than a licensed compound with the same mechanism of action until the earlier of the expiration of our obligation to pay BMS royalties or September 2029.

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

Bempikibart – Collaboration and Option Agreement, Asset Purchase Agreement and Termination Agreement – Horizon Therapeutics Ireland DAC

From August 2022 until November 2023, Legacy Q32 was a party to the Horizon Agreements with Horizon, pursuant to which Legacy Q32 received $55.0 million in initial consideration and staged development funding to complete two ongoing Phase 2 trials for bempikibart, and granted Horizon an option to acquire the bempikibart program at a prespecified price, subject to certain adjustments.

In October 2023, Amgen completed the acquisition of Horizon plc. Following the acquisition of Horizon plc, Legacy Q32 agreed with Amgen to mutually terminate the Horizon Agreements and in November 2023, Legacy Q32 entered into the Horizon Termination Agreement, pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, Legacy Q32 retained all initial consideration and development funding received under the Horizon Collaboration Agreement and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, Legacy Q32 agreed to pay Horizon regulatory and sales milestones payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart.

On November 7, 2025, we entered into the Amgen Amendment pursuant to which we issued Horizon a one-time equity grant of 553,695 shares of our common stock as full consideration of the milestone payments outlined in the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, we have no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. Therefore, we derecognized the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement and recognized collaboration arrangement revenue for the difference between the equity issuance, and the refund liability as the consideration was no longer constrained.

ADX-097—License Agreement – The Regents of the University of Colorado

In August 2017, we entered into an exclusive license agreement, as amended in February 2018, September 2018, and April 2019 (the “Colorado License Agreement”) with The Regents of the University of Colorado (“Colorado”), pursuant to which we obtained worldwide, royalty-bearing, sublicensable licenses under certain patents and know-how owned by Colorado and Medical University of South Carolina (“MUSC”) relating to the research, development and commercialization of ADX-097. The licenses granted to us are exclusive with respect to certain patent families and know-how and non-exclusive with certain other patent families and know-how. The licenses granted to us are also subject to certain customary retained rights of Colorado and MUSC and rights of the United States government owing to federal funding giving rise to inventions covered by the licensed patents. We agreed to use commercially reasonable efforts to develop, manufacture and commercialize ADX-097, including by using commercially reasonable efforts to achieve specified development and regulatory milestones by specified dates.

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

On November 28, 2025, in connection with the ADX-097 Asset Sale, the Colorado License Agreement was amended and restated and all of our rights and obligations thereunder were transferred to Akebia.

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

Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office (“USPTO”) may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

With respect to bempikibart, as of December 31, 2025, we exclusively licensed from BMS one patent family relating to antibodies against the IL-7R alpha subunit and uses thereof comprising two issued U.S. patents, two issued patents in Japan, one issued patent in each of Australia, China (with extension to Macao), Chile, Indonesia, Malaysia, Russia, Saudi Arabia, Singapore, South Africa, South Korea and Taiwan, one pending U.S. patent application, and 23 pending patent applications in Argentina, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Peru, Philippines, Singapore, Thailand, United Arab Emirates, Qatar, Bahrain, Egypt, Kuwait, and Oman. The issued patents are expected to expire in January 2040 and any patents that issue from these pending patent applications are expected to expire in 2040, without accounting for potentially available patent term adjustments or extensions in the U.S. or abroad.

We also own one international PCT patent application relating to the use of bempikibart for the treatment of hair-loss disorders such as AA, and another international PCT patent application relating to the use of bempikibart for the treatment of AD, both beginning to enter national stage in the United States, Europe, Japan, Brazil, China, India, Russia (via Eurasia Patent Office), Australia, Canada, Israel, South Korea, Mexico, New Zealand, Philippines, Singapore, and South Africa. Any patents that issue from patent applications derived from or claiming priority to these pending PCT applications are expected to expire in 2044, without accounting for potentially available patent term adjustments or extensions in the U.S. or abroad.

We also own one international PCT patent application relating to the use of bempikibart for the treatment of certain difficult to treat hair-loss disorders, such as severe or very severe AA, or patients having had AA for a long duration; and another international PCT patent application relating to the use of bempikibart for the treatment of certain T-cell mediated inflammatory and/or autoimmune diseases. Any patents that issue from patent applications derived from or claiming priority to these pending PCT applications are expected to expire in 2046, without accounting for potentially available patent term adjustments or extensions in the U.S. or abroad.

Under the Asset Purchase Agreement entered into with Akebia Therapeutics, Inc., we retain rights under certain patents and applications solely to research, develop, manufacture, commercialize, and otherwise exploit any ADX-096 molecule or product, including, as of December 31, 2025, one patent family relating to ADX-096 and the underlying anti-C3d antibodies. This family includes two relevant issued U.S. patents, one pending U.S. patent application, one issued patent in each of Australia, Canada, South Korea, Malaysia, Russia and Japan, two pending Japanese patent applications, and 19 other pending applications in Australia, China, Europe, Hong Kong, India, Indonesia, Israel, South Korea, Mexico, New Zealand, Philippines, Saudi Arabia, Singapore, South Africa, United Arab Emirates, Qatar, Bahrain, Kuwait, and Oman. The issued patent that covers ADX-096, and any patents that issue from these pending patent applications are expected to expire in December 2039, without accounting for potentially available patent term adjustments or extensions in the U.S. or abroad.

As of December 31, 2025, our retained rights also include a pending international Patent Cooperation Treaty, or PCT, patent application that covers the use of ADX-096 for targeted treatment of complement-media disease through local complement inhibition based on detection of a urinary biomarker. Any patents that issue from patent applications derived from or claiming priority to this PCT application are expected to expire in 2044, without accounting for potentially available patent term adjustments or extensions in the U.S. or abroad.

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

For more information and comprehensive risks related to our proprietary technology, inventions, improvements and product candidates, see the section titled “Risk Factors—Risks Relating to Our Intellectual Property” in this Annual Report on Form 10-K.

Government Regulation

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

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the Public Health Service Act (the “PHSA”) and their implementing regulations, as well as other federal, state, local, and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practices (“GLP”);
•
submission to the FDA of an investigational new drug application (“IND”) which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent institutional review board (“IRB”), or independent ethics committee at each clinical site before the trial may commence;
•
manufacture of the proposed biologic candidate in accordance with current Good Manufacturing Practices (“cGMPs”);
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice (“GCP”) requirements and other clinical-trial related regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a biologics license application (“BLA”) after completion of all pivotal clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
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

In addition, under the Pediatric Research Equity Act (“PREA”) a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a complete response letter (a “Complete Response Letter”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track designation is intended to expedite or facilitate the process for development and review of new products that meet certain criteria. Specifically, new product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies with due diligence to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”) the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a product or indication approved under accelerated approval if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

As discussed below, the Inflation Reduction Act of 2022 (“IRA”) is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and similar foreign, federal and state fraud, abuse and transparency laws.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value made to various healthcare professionals including physicians, certain other licensed health care practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Data Privacy and Security

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. As our operations and business grow, we may become subject to or affected by U.S. federal and state laws and regulations, including HIPAA and its implementing regulations, as amended, that govern the collection, use, disclosure, and protection of health-related and other personal information. At the federal level, in addition to HIPAA, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (“FTC”) Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

In addition, numerous U.S. states have introduced comprehensive privacy laws which govern the privacy and security of personal information. For example, in California the California Consumer Protection Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”) established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. In addition, the CPRA imposed additional obligations on companies covered by the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and by establishing the California Privacy Protection Agency to enforce the CCPA.

Other states have passed similar privacy legislation and more states may do so in the future. Such legislation adds additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs. These laws may impact our strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating consumer health information. For example, Washington’s My Health My Data Act regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states, including Illinois and Texas, have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there have been discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.

Non-U.S. laws, including for example the European data protection laws, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the EEA and UK, including personal health data, is subject to the EU General Data Protection Regulation (“EU GDPR”) with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK (“UK GDPR”) and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to processing of special categories of personal information (such as health data), relying on a legal basis or condition for processing personal information, where required obtaining consent of the individuals to whom the personal information relates, providing information to individuals regarding data processing activities, conducting privacy impact assessments for “high risk” processing, implementing safeguards to protect the security and confidentiality of personal information, implementing limitations on the retention of personal information, providing mandatory notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal information to countries outside the EEA and UK to non-adequate territories, including the United States in certain circumstances unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (“SCCs”) and the UK International Data Transfer Agreement/Addendum (“UK IDTA”)) have been put in place. Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal information. Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal information we collect, may result in substantial penalties, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues for the preceding financial year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increases our responsibility and liability in relation to personal information that we process where such processing is subject to the GDPR, and requires us to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that it commercializes and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union (“EU”) provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Also, the U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the price we can obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025 ("OBBBA"), this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (“UPIs”) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

Regulation Outside of the United States

EU Drug Development

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing clinical studies, commercial sales, and distribution of our products. Most countries outside of the United States require that clinical trial applications be approved by the local regulatory authority for each clinical study. In the EU, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States Concerned), based on a draft assessment report prepared by a Reporting Member State. Part II is assessed separately by each Member State Concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Member State Concerned, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

To obtain regulatory approval for our medicinal products under the EU regulatory system, a marketing authorization application (“MAA”) needs to be submitted. There are a number of potential routes open to obtain a marketing authorization (“MA”). The centralized procedure allows applicants to obtain a MA that is valid throughout the EU, and the additional Member States of the European Economic Area, such as Iceland, Liechtenstein and Norway (collectively, the “EEA”). It is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and human products containing a new active substance which is not authorized in the EU and which is intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the EU or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a centralized authorization is in the interests of patients at EU level. When a company wishes to place on the market a medicinal product that is eligible for the centralized procedure, it sends an application directly to the European Medicines Agency (“EMA”), to be assessed by the Committee for Medicinal Products for Human Use (“CHMP”). The CHMP is responsible for conducting the assessment of whether a medicine meets the required quality, safety, and efficacy requirements, and whether the product has a positive risk/benefit profile. The procedure results in a European Commission decision, which is valid in all EU Member States. The centralized procedure is as follows: full copies of the MAA are sent to a rapporteur and a co-rapporteur designated by the competent EMA scientific committee. They coordinate the EMA’s scientific assessment of the medicinal product and prepare draft reports. Once the draft reports are prepared (other experts might be called upon for this purpose), they are sent to the CHMP, whose comments or objections are communicated to the applicant. The rapporteur acts as an EMA contact person for the applicant and continues to play this role, even after the MA has been granted.

The rapporteur and co-rapporteur then assess the applicant’s replies, submit them for discussion to the CHMP, and taking into account the conclusions of this debate, prepare a final assessment report. Once the evaluation is completed, the CHMP gives a favorable or unfavorable opinion as to whether to grant the authorization. When the opinion is favorable, it shall include the draft summary of product characteristics (“SmPC”), the package leaflet, and the texts proposed for the various packaging materials. The time limit for the evaluation procedure is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). The EMA then has fifteen days to forward its opinion to the European Commission, which will make a binding decision on the grant of an MA within 67 days of the receipt of the CHMP opinion.

There are two other procedures in the EU for the grant of an MA in multiple EU Member States. The decentralized procedure provides for approval by one or more concerned Member States, of an assessment of an application performed by one Member State, known as the Reference Member State. Under this procedure, an applicant submits an application, or dossier, and related materials including a draft SmPC, and draft labeling and package leaflet, to the Reference Member State and concerned Member States. The Reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the Reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to the public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all Member States. Where a product has already been authorized for marketing in a EU Member State, this national MA can be recognized in other Member States through the mutual recognition procedure.

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

EU Pediatric Investigation Plan

A pediatric investigation plan (“PIP”) in the EU is aimed at ensuring that the necessary data are obtained to support the authorization of a medicine for children, through studies in children. All applications for MAs for new medicines have to include the results of studies as described in an agreed PIP, unless the medicine is exempt because of a deferral or waiver. This requirement also applies when an MA holder wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized and covered by intellectual property rights. Several rewards and incentives for the development of pediatric medicines for children are available in the EU. Medicines authorized across the EU with the results of studies from a PIP included in the product information are eligible for an extension of their supplementary protection certificate (“SPC”) by six months (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires). This is the case even when the studies’ results are negative. For orphan medicinal products, the incentive is an additional two years of market exclusivity. Scientific advice and protocol assistance at the EMA are free of charge for questions relating to the development of pediatric medicines. Medicines developed specifically for children that are already authorized but are not protected by a patent or supplementary protection certificate are eligible for a pediatric-use MA (“PUMA”). If a PUMA is granted, the product will benefit from ten years of market protection as an incentive.

PRIME Scheme

In March 2016, the EMA launched an initiative, the PRIority Medicines (“PRIME”) scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact and rapporteur from the CHMP or from the Committee for Advanced Therapies (“CAT”) are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. An initial meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

The aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the EU

The European Commission introduced legislative proposals in April 2023, that if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Brexit and the Regulatory Framework in the United Kingdom

Now that the United Kingdom (“U.K.”) has left the EU, the U.K. is no longer covered by the EU procedures for the grant of marketing authorizations under the centralized EU procedure and a separate marketing authorization is therefore required to market drugs in the U.K.. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and placed medicinal products supplied to Northern Ireland under the regulatory authority of the MHRA. The Windsor Framework removes EU licensing processes and certain EU labeling and serialization requirements for medicines supplied to Northern Ireland and introduces a U.K.-wide licensing process for medicines. A single U.K.-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. In addition, the new arrangements require, for packs placed on the U.K. market on or after January 1, 2025, a “U.K. Only” label, indicating they are not for sale in the EU.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, an accelerated assessment procedure and new routes of evaluation for novel products and biotechnological products. All existing EU MAs for centrally authorized products were automatically converted (grandfathered) into United Kingdom MAs free of charge on January 1, 2021. On January 1, 2024, the MHRA put in place a new international recognition framework under which the MHRA may have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new U.K. MA. There is no pre-MA orphan designation in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the U.K. market, i.e., the prevalence of the condition in the U.K. rather than the EU must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the U.K.

Human Capital

As of December 31, 2025, we had 24 full-time employees, of which 3 have M.D. or Ph.D. degrees. Within our workforce, 13 employees are engaged in research and development and 11 are engaged in general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

On March 25, 2024, Merger Sub, a wholly-owned subsidiary of Homology, completed its merger with and into Q32 Bio Operations Inc. (previously named Q32 Bio Inc. and referred to herein as Legacy Q32), with Legacy Q32 continuing as the surviving entity as a wholly-owned subsidiary of Homology. This transaction is referred to as the Merger. Homology changed its name to Q32 Bio Inc., and Legacy Q32, which remains as a wholly-owned subsidiary of ours, changed its name to Q32 Bio Operations, Inc. The Merger was effected pursuant to the Merger Agreement dated as of November 16, 2023, by and among Homology, Legacy Q32, and Merger Sub. Effective March 26, 2024, our common stock is listed on the Nasdaq Global Market, under the trading symbol “QTTB.”

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

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Annual Report on Form 10-K.

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

We have incurred recurring operating losses since inception. During the year ended December 31, 2025, we had net income of $29.8 million as a result of the collaboration revenue recognized upon the execution of the Amgen Amendment. Our net loss for the year ended December 31, 2024, was $47.7 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We will continue to incur costs associated with operating as a public company. We will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash and cash equivalents, combined with gross proceeds from our registered direct offering completed in February 2026 and guaranteed near-term milestone payments from the ADX-097 Asset Sale, should be sufficient to fund our operations into the fourth quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We are a clinical-stage biotechnology company with limited operating history. Since our inception in 2017, we have incurred significant operating losses and have utilized substantially all of our resources to conduct research and development activities (including with respect to our bempikibart program) and undertake preclinical studies of product candidates, as well as for conducting clinical trials of our most advanced product candidates and the manufacturing of such product candidates, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. We have limited significant experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and planned clinical trials will begin or be completed on time, if at all. We have not yet demonstrated our ability to successfully complete Phase 3 or other pivotal clinical trials, obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Commencing clinical trials in the U.S. is subject to the FDA allowing an Investigational New Drug Application (“IND”) to proceed after an evaluation of the proposed clinical trial design. In the event that the FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA, the FDA could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are comparable processes and risks applicable to clinical trial applications needed to initiate clinical trials in other countries, including countries in the European Union (“EU”).

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

Our future success is substantially dependent on our, or our current or future strategic partners’, ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, bempikibart. We are investing a majority of our efforts and financial resources into the research and development of bempikibart. We are developing bempikibart to treat autoimmune and inflammatory diseases, with the aim of achieving the optimal balance of efficacy, tolerability and convenience for patients via infrequently administered subcutaneous doses. We have completed a Phase 1 double-blind, placebo-controlled, single ascending dose and multiple dose study to assess the safety, pharmacokinetic (“PK”) and pharmacodynamic (“PD”) of bempikibart after subcutaneous administration in healthy subjects. This study supported further evaluation of bempikibart, including through demonstration of a PK/PD profile supporting evaluation of every two-week subcutaneous dosing in clinical trials. Subsequent to this study, we advanced bempikibart into two Phase 2a clinical trials. The Phase 2a SIGNAL-AD trial evaluated the use of bempikibart for the treatment of atopic dermatitis (“AD”) and the Phase 2a SIGNAL-AA trial is evaluating bempikibart for the treatment of alopecia areata (“AA”). We completed enrollment and dosing through the 12-week and 24-week periods for the SIGNAL-AD and SIGNAL-AA trials, respectively, and in December 2024, we announced topline data from both clinical trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trials and in October 2025, we announced completion of enrollment in Part B of the SIGNAL-AA Phase 2a clinical trial. The success of bempikibart may depend on having a comparable safety and efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) with patient-friendly administration (i.e., S.C. self-administration) to products currently approved or in development for the indications we plan to pursue.

We previously completed a Phase 1 clinical trial of ADX-097 in healthy volunteers and initiated a Phase 2 clinical trial of this candidate. However, in November 2025, we sold to Akebia substantially all of our assets related to the research, development, manufacture and commercialization of ADX-097. Following the sale, Akebia will be responsible for any future development and commercialization of ADX-097.

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

Our approach to the discovery and/or development of bempikibart leverages the understanding of cytokine and complement biology in diverse tissues and indications. Bempikibart is directed at target pathways, IL-7 and thymic stromal lymphopoietin (“TSLP”) signaling, that have been implicated in several inflammatory and autoimmune diseases. However, the scientific research that forms the basis of efforts to develop bempikibart is ongoing and has not been successfully proven in clinical trials. The long-term safety and exposure profile of bempikibart is also unknown.

We may ultimately discover that our technologies for our specific targets and indications and bempikibart and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. For our lead candidate, we currently have only data from our Phase 1 clinical trial and our Phase 2 Part A AA and AD clinical trials, and the same data or results may not be seen in larger, later-stage clinical trials. In addition, product candidates using investigational technologies and approaches may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies and bempikibart may interact with human biological systems in unforeseen, ineffective or possibly harmful ways.

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

Additionally, we are currently conducting an “open-label” clinical trial. An open-label trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate. Such trials may test only the investigational product candidate and sometimes may do so at different dose levels. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in such trials are aware when they are receiving treatment. Open-label trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with our product candidates when studied in a controlled environment with a placebo or active control. In addition, we expect to rely on patients to provide feedback on measures which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and from site to site within a clinical trial.

Although we plan to seek regulatory guidance in designing and conducting our development plans, we cannot be sure that the FDA or comparable foreign regulatory authorities will agree with these plans. If the FDA or comparable regulatory authorities requires us to revise or amend a clinical trial, generate additional pre-clinical data in support of clinical conduct (e.g., toxicology studies), conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND, clinical trial application (“CTA”) or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Because we have limited financial and managerial resources, we intend to focus our research and development efforts on certain selected product candidates. For example, we initially focused on our most advanced product candidates, bempikibart and ADX-097, and in November 2025, we sold to Akebia substantially all of our assets related to the research, development, manufacture and commercialization of ADX-097. As a result, we may forgo or delay pursuit of opportunities with other potential candidates that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such candidate.

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

We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA, EMA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. As an organization, we have limited experience as a company in preparing, submitting and prosecuting regulatory filings. We may not be able to initiate or complete our planned clinical trials in accordance with our desired timelines. For example, we may experience manufacturing delays or other delays with IND-or CTA-enabling studies, including with suppliers, trial sites, or third-party contractors and vendors on whom we depend. Moreover, we cannot be sure that submission of an IND or a CTA or submission of a trial to an IND or a CTA will result in the FDA or EMA or comparable foreign regulatory authorities allowing further clinical trials to begin, or that, once begun, issues will not arise that lead us to suspend or terminate clinical trials. Upon submission of an IND or CTA, the FDA or EMA may recommend changes to the proposed trial designs, which may impact the number and size of registrational clinical trials required to be conducted in such development programs and may change predicted timelines for clinical development. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a CTA, such regulatory authorities may change their requirements in the future. The FDA, EMA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to file INDs or CTAs, initiate clinical trials, or obtain regulatory authorizations for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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

We are dependent on patents rights, know-how and proprietary technology licensed from third parties. In particular, we depend substantially on our license agreement with Bristol Myers Squibb Company (“BMS”), under which we in-license patent rights and know-how that cover bempikibart (the “BMS Agreement”). For more information regarding the BMS Agreement, please see the section titled “Business–Collaboration and License Agreements” in this Annual Report on Form 10-K. We may also enter into additional agreements with third parties in the future.

Our current and future license agreements may impose diligence, development and commercialization timelines, milestone payments, royalties, indemnification, insurance, or other obligations on us. For example, under the BMS License Agreement, the counterparty may terminate the agreement if we fail to meet our diligence obligations, including using commercially reasonable efforts to meet diligence milestones by specified dates. If we fail to comply with our obligations to our licensors or collaborators, our counterparty may have the right to terminate this agreement. Termination of this agreement or reduction or elimination of our rights under this agreement may result in us having to negotiate a new or reinstated agreement with less favorable terms, or cause us to lose our rights under this agreement, including our rights to important intellectual property or technology that are necessary for our business.

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

The current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees at various federal agencies, including the FDA. Currently, most federal agencies in the U.S. are funded through September 30, 2026. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve regulatory submissions and NIH’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, layoffs and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

With the change in the U.S. presidential administration in 2025, there have been numerous legislative changes and there continues to be substantial uncertainty as to the extent and manner in which the Trump administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

We have conducted and may in the future choose to conduct clinical trials for our product candidates outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the U.S. or to continue such trials once initiated. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

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
•
the availability of capital.

For example, the OBBBA enacted significant Medicaid reforms, including approximately $1 trillion in federal spending reductions through 2034. Among other provisions, the legislation imposes work requirements for certain adult Medicaid enrollees, mandates more frequent eligibility redeterminations, and authorizes increased cost-sharing obligations for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and limit access to care. Although the precise impact on our business is not yet clear, any reduction in the number of covered patients or reimbursement levels for our products could adversely affect our future revenue and commercial prospects.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

In the future, we may also seek approval of product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory trials to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory trial or trials be underway prior to approval or within a specified time after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such trials, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner, send the necessary updates to the FDA, or if such post-approval trials fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to act, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory trial or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of regulatory approval be submitted to the Agency for review during the pre-approval review period. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. Moreover, even if we received accelerated approval, any post-approval trials required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same approved use or condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same approved use or condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition. Further, even if we obtain orphan drug designation, we may not be the first to obtain regulatory approval for any indication due to the uncertainties associated with developing pharmaceutical products.

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

We currently collaborate with third-parties with respect to bempikibart. If any of our collaborators, licensors or licensees experience delays in performance of, or fail to perform their obligations under, their applicable agreements with us, disagree with our interpretation of the terms of such agreement or terminate their agreement with us, our pipeline of product candidates would be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators, licensors or licensees may have the right to terminate our agreements, in which event we may lose intellectual property rights, market or sell the products covered by such agreements or may face other penalties under such agreements. Our collaborators, licensors or licensees may also fail to properly maintain or defend the intellectual property we have licensed from them, or infringe upon other third party intellectual property rights, leading to the potential invalidation of such third party’s intellectual property or subjecting us to litigation or arbitration, any of which would be time-consuming and expensive and could harm our ability to develop or commercialize our product candidates. Further, any of these relationships may require us to increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than under the agreements with us.

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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third party service providers and supply chain companies, and consultants, as well as other partners, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security incidents and data breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data including the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks). Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for us to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of bempikibart or other product candidates could be delayed.

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

We, like other organizations in our industry, have experienced and expect to experience cybersecurity incidents and threats to our infrastructure. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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

Our use of new and evolving technologies, such as artificial intelligence (“AI”), may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate AI into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. Bad actors around the world also use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

As of December 31, 2025, we had 24 full-time employees, including 3 who hold Ph.D. degrees and 1 who holds an M.D. degree; 13 employees are engaged in research and development and 11 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to focus the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, government shutdowns, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve had raised interest rates multiple times in response to concerns about inflation until recently, and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, President Trump has stated that he intends to use other authorities to maintain historically elevated tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the United States and the various countries, in light of the U.S. Supreme Court’s February 20, 2026 decision, is not yet clear. While pharmaceutical end-products are currently excluded from certain tariffs, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (“APIs”), raw materials, laboratory equipment and research materials and components. In addition, the U.S. Department of Commerce is conducting a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the EU have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including civil or political unrest or military conflicts such as between Russia and Ukraine, in Israel and Gaza and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Since inception, we have incurred losses and may never achieve profitability. As of December 31, 2025 and December 31, 2024, we had federal and state net operating losses (“NOLs”) of $423.3 million and $233.4 million, respectively. Under current law, our federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of its taxable income annually for tax years beginning after December 31, 2020. Federal NOLs generated in taxable years beginning before January 1, 2018, however, have a 20-year carryforward period, but are not subject to the 80% limitation. Our state NOLs expire at various dates from 2040 through 2045. As of December 31, 2025, we had federal research and development tax credit carryforwards of $6.3 million that expire at various dates from 2041 through 2045. In addition, as of December 31, 2025, we had state research and development tax credit carryforwards of $2.4 million that expire at various dates from 2038 through 2045.

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

If existing securityholders of Homology and Legacy Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2025, we had 12,858,047 shares of common stock outstanding. Stockholders are not restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants of Legacy Q32 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

In addition, we have incurred costs, including accounting and administrative costs and attorneys’ fees, and have recognized incremental compensation expense as a result of the option repricing conducted in February 2025, and may further incur significant costs or be required to recognize incremental compensation expense as a result of any potential future repricing, even absent negative reactions from proxy advisory firms and institutional investors. These actions could cause our stock price to decrease and experience periods of increased volatility, which could result in material adverse consequences to our business.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 56.4% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

On November 7, 2025, we and Amgen entered into an amendment to the Horizon Termination Agreement (the “Amgen Amendment”) pursuant to which we issued Horizon a one-time equity grant of 553,695 shares of the Company’s common stock as full consideration of the milestone payments outlined in the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, we have no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. Therefore, we derecognized the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement. The completion of the transactions increases our stockholders’ equity by $55.0 million, which brings us back into compliance with the minimum stockholders’ equity listing requirement for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1).

On November 18, 2025, we received Notice from the Staff indicating that based on the disclosure in our Quarterly Report on Form 10-Q for the period ended September 30, 2025, we are in compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market per Listing Rule 5550(b)(1).

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

We designed and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “QTTB.” Prior to the consummation of the Merger, the common stock was listed on the Nasdaq Global Select Market under the symbol “FIXX.”

Holders

As of March 1, 2026, we had approximately 14,629,463 shares of common stock issued and outstanding held of record by approximately 23 registered holders. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares of Company common stock are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

We did not repurchase any of our equity securities or issue any securities that were not registered under the Securities Act during the year ended December 31, 2025.

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

Unless otherwise indicated or the context otherwise requires, references to “Legacy Q32” refers to the business and operations of Q32 Bio Operations Inc. (previously Q32 Bio Inc.) and its consolidated subsidiaries prior to the Merger, and references to “the Company,” “we,” “us,” “our” and other similar terms refer to the business and operations of Q32 Bio Inc. (previously Homology Medicines, Inc., or Homology) and its consolidated subsidiary following the Merger.

Overview

We are a clinical stage biotechnology company focused on developing novel biologics to effectively and safely restore healthy immune balance in patients with alopecia areata (“AA”) and other autoimmune and inflammatory diseases driven by pathological immune dysfunction.

Bempikibart (ADX-914)

Bempikibart (ADX-914), our most advanced product candidate, is a fully human anti–interleukin-7 receptor alpha (“IL-7Rα”), antagonist monoclonal antibody designed to re-regulate adaptive immune function by potently blocking signaling mediated by interleukin-7 (“IL-7”), and thymic stromal lymphopoietin (“TSLP”). We have completed two Phase 2a clinical trials evaluating bempikibart, SIGNAL-AA Part A, for the treatment of AA, and SIGNAL-AD, for the treatment of atopic dermatitis (“AD”).

In December 2024, we announced topline results from both of these trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trial and in October 2025, we announced completion of enrollment in SIGNAL-AA Part B. Bempikibart is being evaluated for the treatment of AA in the ongoing Part B of the SIGNAL-AA Phase 2a clinical trial. Enrollment has been completed in the Part B portion of the clinical trial, with 33 patients enrolled and dosing remains ongoing. We expect to report 36-week topline data from the SIGNAL-AA Part B trial in mid-2026.

Patients in the SIGNAL Phase 2a clinical trials were dosed with 200mg subcutaneous (“SC”) bempikibart every two weeks. In SIGNAL-AA Part A, 44 patients with severe and very severe AA were enrolled. Patients were dosed for 24 weeks and followed for an additional 12 weeks following the end of treatment. At the 24-week endpoint, we observed more hair regrowth compared to placebo and evidence of durable responses in patients. The average hair regrowth across patients in the trial continued to improve from week 24 to week 36 despite patients being off therapy during the 12-week follow-up period. In AD, bempikibart was evaluated in two parts, Part A (15 patients) and Part B (106 patients). While encouraging results were seen in Part A, the primary endpoint was not met in Part B.

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

The Part B portion of SIGNAL-AA is an open-label clinical trial dosing severe or very severe AA patients with a maximum duration of current episode of four years. Patients will be treated with bempikibart for 36 weeks, with follow-up out to 52 weeks. Dosing includes an initial loading regimen of 200mg of bempikibart dosed weekly for four doses, followed by a maintenance dose of 200mg every-other-week over a 32-week period for a total dosing period of 36 weeks. Efficacy will be evaluated on the basis of mean percentage change from baseline in Severity of Alopecia Tool (“SALT”) scores as well as the proportion of subjects achieving various relative and absolute SALT score improvements at week 36, with follow-up through week 52. The trial is intended to support advancement into pivotal trials upon completion, pending review of the results. We expect to report 36-week topline data from the SIGNAL-AA Part B trial in mid-2026.

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

ADX-097

In addition to bempikibart, our strategy has been focused on the advancement of our proprietary tissue-targeted complement inhibitor platform. ADX-097, a Phase 2 asset from this platform, is a humanized anti-C3d monoclonal antibody (“mAb”) fusion protein that completed Phase 1 clinical trials. However, in February 2025, we announced a corporate restructuring to focus on the advancement of bempikibart for the treatment of patients with AA. On November 28, 2025, we entered into an Asset Purchase Agreement with Akebia Therapeutics, Inc. (“Akebia”) pursuant to which we sold to Akebia substantially all of our assets related to the research, development, manufacture and commercialization of ADX-097 (the “ADX-097 Asset Sale”). Following the ADX-097 Asset Sale, Akebia is now responsible for any future development and commercialization of ADX-097. As consideration for the ADX-097 Asset Sale, we received an upfront payment of $7.0 million and will receive a payment of $3.0 million on the six-month anniversary of the transaction. We will also receive a near-term milestone payment of $2.0 million upon the earlier of achievement of the first milestone under the Asset Purchase Agreement or December 31, 2026. In addition to these payments, we are eligible to receive up to $580 million upon the achievement of specified milestones, including up to $92.5 million related to development and regulatory milestones and up to $487.5 million related to commercial milestones. We are also eligible to receive tiered royalties on potential future sales of ADX-097 ranging from low single-digit to mid-teen percentages of annual net sales. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.

ADX-096/Complement Inhibitor Platform

In addition to ADX-097, we developed a proprietary tissue-targeted complement platform, which is designed to inhibit complement activation in the tissue while minimizing systemic complement blockade, a key differentiator versus current complement therapeutics. Other assets developed from our proprietary platform include ADX-096, a C3d mAb – CR11-10 fusion protein with preclinical data supportive of its use in ophthalmologic indications as well as potential utility in a broad range of other indications, and C3d mAb fusions and nanobodies designed for tissue-targeted complement inhibition. We retain the rights to our wholly owned tissue-targeted complement inhibitor platform, including ADX-096 and other remaining early-stage assets, and are continuing to evaluate strategic options for these programs.

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

In October 2023, Amgen Inc. (“Amgen”) completed the acquisition of Horizon Therapeutics public limited company (“Horizon plc”). Following the acquisition, Legacy Q32 agreed with Amgen to mutually terminate the Horizon Agreements. In November 2023, Legacy Q32 entered into a termination agreement with Horizon (the “Horizon Termination Agreement”), pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, Legacy Q32 retained the initial consideration and development funding received under the Horizon Collaboration Agreement and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, Legacy Q32 agreed to pay Horizon regulatory and sales milestone payments of up to an aggregate amount of $75.1 million upon the first achievement of certain regulatory and sales milestones with respect to bempikibart.

These potential payments to Horizon are not in exchange for a distinct good or service and therefore, we accounted for consideration payable to Horizon as a reduction of the transaction price under the Financial Accounting Standards Board

(“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). We concluded that the $55.0 million of arrangement consideration previously recognized should be fully constrained as a result of the contingent consideration payable to Horizon, and accordingly, the amounts previously recognized were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the Horizon Collaboration Agreement.

On November 7, 2025, we entered into an amendment to the Horizon Termination Agreement (the “Amgen Amendment”) with Amgen pursuant to which we issued Horizon a one-time equity grant of 553,695 shares of our common stock as full consideration of the milestone payments under the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, we have no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. Therefore, we derecognized the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement and recognized collaboration arrangement revenue for the difference between the equity issuance, and the refund liability as the consideration was no longer constrained.

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

Financial Overview

As of December 31, 2025, we had cash and cash equivalents of $48.3 million. We expect that our cash and cash equivalents, combined with gross proceeds from our registered direct offering completed in February 2026 and guaranteed near-term milestone payments from the ADX-097 Asset Sale, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

Prior to the Horizon Termination Agreement, Legacy Q32 concluded that the arrangement was within the scope of ASC 606. Specifically, Legacy Q32 concluded that the research services required to be performed as part of the Horizon Collaboration Agreement represented an output of Legacy Q32’s ordinary activities, and this represented a contract with a customer. At the commencement of the collaboration arrangement with Horizon, Legacy Q32 identified two performance obligations related to the development activities of bempikibart, one of each of the specified clinical trials in AD and AA, with each composing the services related to the clinical trial and other related development activity. Legacy Q32 also identified a material right related to the option for Horizon to purchase bempikibart. The material right was considered a separate performance obligation pursuant to the provisions of ASC 606. Legacy Q32 determined the transaction price to be $55.0 million which it allocated to the three performance obligations based on the estimated stand-alone selling price of each performance obligation. Legacy Q32 concluded that the consideration allocated to the research service performance obligations should be recognized over time as Horizon received the benefit of the research activities as the activities were performed. Legacy Q32 determined that this method was most appropriate as progress towards completion of research is largely driven by time and effort spent and costs incurred to perform this research. As of December 31, 2023, Legacy Q32 had received the full $55.0 million, which the combined company retains. The Horizon Termination Agreement was accounted for as a modification because it did not result in the addition of distinct goods or services. Since the two performance obligations and the material right are terminated with no further performance obligations aside from the contingent payments to Horizon of up to $75.1 million, Legacy Q32 recognized the remaining deferred revenue in the fourth quarter of 2023.

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

These potential payments to the customer were not in exchange for a distinct good or service; therefore, we accounted for the consideration payable to a customer as a reduction of the transaction price under ASC 606. Legacy Q32 concluded that the $55.0 million of arrangement consideration previously recognized should be fully constrained as a result of the contingent consideration payable to the customer, and accordingly, all amounts previously recognized as revenue were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the collaboration agreement.

On November 7, 2025, we entered into the Amgen Amendment pursuant to which we issued Horizon a one-time equity grant of 553,695 shares of our common stock as full consideration of the milestone payments outlined in the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, we have no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. Therefore, we derecognized the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement and recognized collaboration arrangement revenue for the difference between the equity issuance, and the refund liability as the consideration was no longer constrained.

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

Gain on Sale of Asset

On November 28, 2025, we completed the ADX-097 Asset Sale. As consideration for the ADX-097 Asset Sale, we received an upfront payment of $7.0 million and will receive a payment of $3.0 million on the six-month anniversary of the transaction. We will also receive a near-term milestone payment of $2.0 million upon the earlier of achievement of the first milestone under the Asset Purchase Agreement or December 31, 2026. In addition to these payments, we are eligible to receive up to $580 million upon the achievement of specified milestones and tiered royalties on potential future sales of ADX-097. We accounted for the transaction as an asset sale and recognized $11.7 million, comprised of $12.0 million in guaranteed upfront and near-term milestones less certain contractual offsets, as a gain on sale of asset included in other income (expense) in the consolidated statements of operations in the fourth quarter of 2025. Any future milestones and royalties will be recognized when achieved.

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

Income Taxes

Since inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for earned research and development tax credits, due to the uncertainty of realizing a benefit from those items. As of December 31, 2025, we had federal and state net operating loss carryforwards of $217.4 million and $205.9 million, respectively. The federal NOLs are not subject to expiration and the state NOLs expire at various dates beginning in 2040. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $6.3 million and $2.4 million, respectively, that expire at various dates beginning in 2038.

Loss from Equity Method Investment

We use the equity method of accounting to account for an investment in an entity that we do not control, but in which we have the ability to exercise significant influence over operating and financial policies. Our proportionate share of the net income or loss of the entity is recorded as loss from equity method investment. Prior to May 22, 2024, we accounted for our investment in Oxford Biomedica (US) LLC (“OXB (US) LLC”) using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Collaboration arrangement revenue	$53,737	$—	$53,737
Operating expenses:
Research and development	19,156	48,143	(28,987)
General and administrative	17,679	17,959	(280)
Total operating expenses	36,835	66,102	(29,267)
Income (loss) from operations	16,902	(66,102)	83,004
Change in fair value of convertible notes	—	15,890	(15,890)
Gain on sale of asset	11,737	—	11,737
Other income (expense), net	1,182	4,125	(2,943)
Total other income (expense), net	12,919	20,015	(7,096)
Income (loss) before provision for income taxes and loss from equity method investment	29,821	(46,087)	75,908
Provision for income taxes	—	(21)	21
Loss from equity method investment	—	(1,625)	1,625
Net income (loss)	$29,821	$(47,733)	$77,554

Collaboration Arrangement Revenue

Collaboration arrangement revenue for the year ended December 31, 2025, is comprised of the recognition of $53.7 million of non-cash revenue related to the Amgen Amendment, which effectively terminated all obligations to and from Amgen, and is therefore not expected to continue in future years. See further discussion under “Revenue” above. There was no revenue recognized for the year ended December 31, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$6,713	$28,726	$(22,013)
ADX-097	1,920	5,253	(3,333)
Discovery and other	155	856	(701)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	7,778	10,435	(2,657)
Indirect research and development expense	2,590	2,873	(283)
Total research and development expenses	$19,156	$48,143	$(28,987)

Research and development expenses were $19.2 million for the year ended December 31, 2025, compared to $48.1 million for the year ended December 31, 2024. The decrease of $29.0 million was primarily due to decreased bempikibart program expenses of $22.0 million due to lower clinical costs and lower costs related to manufacturing clinical trial materials, as well as higher costs in the prior year since we were advancing clinical trials for both AA and AD. ADX-097 program expenses decreased by $3.3 million primarily due to the discontinuation of the Phase 2 renal basket clinical trial of ADX-097 in the first quarter of 2025 and the ADX-097 Asset Sale in November 2025.

The decrease in personnel-related and consultant costs was primarily related to lower headcount as compared to the same period in the prior year. Personnel-related and consultant costs for the year ended December 31, 2025 and 2024 included stock-based compensation expense of $0.9 million and $1.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $17.7 million for the year ended December 31, 2025, compared to $18.0 million for the year ended December 31, 2024. The decrease of $0.3 million was primarily due to decreased personnel-related costs as a result of reduced headcount in the year ended December 31, 2025 associated with the restructuring in February 2025, as well as decreased consulting costs as compared to the prior year, partially offset by higher legal and insurance expense. General and administrative expenses include stock-based compensation expense of $4.3 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively.

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

Gain on Sale of Asset

We recognized an $11.7 million gain related to the ADX-097 Asset Sale to Akebia for the year ended December 31, 2025, as compared to none for the year ended December 31, 2024. See further discussion under “Gain on Sale of Asset” above.

Other Income (Expense), Net

Other income (expense), net was $1.1 million for the year ended December 31, 2025, compared to $4.1 million for the year ended December 31, 2024. Other income (expense), net for the year ended December 31, 2025 includes interest income of $2.2 million as well as a gain recorded for the change in fair value of the CVR liability of $0.4 million. These amounts are partially offset by interest expense of $1.1 million on our venture debt. Other income (expense), net for the year ended December 31, 2024 includes interest income of $3.9 million, as well as a gain recorded for the change in fair value of the CVR liability of $2.2 million. These amounts are partially offset by interest expense of $1.1 million on our venture debt and an other-than-temporary impairment charge of approximately $0.7 million we recorded because it was determined that the fair value of our equity investment in OXB (US) LLC was less than its carrying value. The decrease in other income (expense), net is primarily due to a smaller gain recorded in the current year for the change in fair value of the CVR liability as compared to the prior year, as well as lower interest income as a result of a lower average cash balance at December 31, 2025.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for the year ended December 31, 2024. There was no provision for income taxes recorded for the year ended December 31, 2025.

Since inception, we have not recorded any U.S. federal or state income tax benefits for net losses incurred in each year or for earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2025, we have had no gross unrecognized tax benefits.

Loss from Equity Method Investment

Prior to May 22, 2024, we accounted for our investment in OXB (US) LLC using the equity method of accounting and recorded our share of gains or losses from OXB (US) LLC on a quarterly basis. For the year ended December 31, 2024, we recorded a loss from equity method investment of $1.6 million, representing our share of OXB (US) LLC’s net loss. See Notes 2 and 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the equity method of accounting.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through proceeds from the sales of our convertible preferred stock and convertible notes, as well as proceeds from our venture debt, the ADX-097 Asset Sale, the Horizon Collaboration Agreement, the Merger with Homology and accompanying Pre-Closing Financing. From inception through December 31, 2025, we have raised $136.0 million in aggregate cash proceeds, net of issuance costs, from the sale of our convertible preferred stock and convertible notes. In addition, we received $55.0 million in payments under the Horizon Collaboration Agreement, $12.5 million in proceeds from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology, $42.0 million pursuant to the Pre-Closing Financing and $7.0 million pursuant to the ADX-097 Asset Sale. As of December 31, 2025, we had cash and cash equivalents of $48.3 million.

Going Concern

We have incurred significant operating losses since inception and, as of December 31, 2025, had an accumulated deficit of $205.0 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of December 31, 2025, we had cash and cash equivalents of $48.3 million. We expect that our cash and cash equivalents as of December 31, 2025, combined with gross proceeds from our registered direct offering completed in February 2026 and guaranteed near-term milestone payments from the ADX-097 Asset Sale, will be sufficient to fund our operations into the fourth quarter of 2027. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(33,543)	$(67,715)
Net cash provided by investing activities	7,000	19,925
Net cash provided by (used in) financing activities	(3,125)	95,138
Increase/(decrease) in cash, cash equivalents and restricted cash	$(29,668)	$47,348

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the year ended December 31, 2025, net cash used in operating activities was $33.5 million, which was primarily utilized for the funding of our operating expenses of $36.8 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart program. Non-cash gains include non-cash revenue from the settlement of our customer refund liability of $53.7 million as a result of the execution of the Amgen Amendment (see further discussion under “Collaboration and Arrangement Revenue” above), as well as a gain of $11.7 million recognized on the sale of ADX-097 to Akebia. These gains are partially offset by stock-based compensation expense of $5.3 million, non-cash lease expenses of $0.6 million and depreciation expense of $0.4 million. The change in net operating assets and liabilities was primarily attributable to a decrease in accrued expenses and other current liabilities of $3.3 million, a decrease in accounts payable of $2.1 million, and a decrease in our operating lease liability of $0.6 million, partially offset by a decrease in other noncurrent assets of $1.9 million and a decrease in prepaid expenses and other current assets of $0.1 million.

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

Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities consisted of proceeds from the sale of ADX-097 to Akebia.

For the year ended December 31, 2024, net cash provided by investing activities consisted of maturities of short-term investments during the period since the Merger, partially offset by purchases of property and equipment.

Financing Activities

For the year ended December 31, 2025, net cash used in financing activities consisted of principal payments made pursuant to our venture debt.

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

We believe that, based on our current operating plan, our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2027. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Lease Obligations

We lease space under an operating lease for administrative offices and lab space in Waltham, Massachusetts, which expires in December 2031.

The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$7,061	$3,374	$2,421	$1,266

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

Collaboration and License Agreements

Bempikibart—License Agreement – Bristol-Myers Squibb Company

In September 2019, Legacy Q32 entered into a license agreement, as amended in August 2021 and July 2022 (the “BMS License Agreement”) with Bristol-Myers Squibb Company (“BMS”), pursuant to which we obtained sublicensable licenses from BMS to research, develop and commercialize licensed products, including bempikibart, for any and all uses worldwide. The licenses granted to us are exclusive with respect to BMS’s patent rights and know-how relating to certain antibody fragments (including certain fragments of bempikibart) and non-exclusive with respect to BMS’s patent rights and know-how relating to the composition of matter and use of a specific region of bempikibart. BMS retained the right for it and its affiliates to use the exclusively licensed patents and know-how for internal, preclinical research purposes. Under the BMS License Agreement, we are prohibited from engaging in certain clinical development or commercialization of any antibody other than a licensed compound with the same mechanism of action until the earlier of the expiration of our obligation to pay BMS royalties or September 2029.

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

On November 7, 2025, we entered into the Amgen Amendment pursuant to which we issued Horizon a one-time equity grant of 553,695 shares of our common stock as full consideration of the milestone payments outlined in the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, we have no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. Therefore, we derecognized the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement and recognized collaboration arrangement revenue for the difference between the equity issuance, and the refund liability as the consideration was no longer constrained.

ADX-097—License Agreement – The Regents of the University of Colorado

In August 2017, Legacy Q32 entered into an exclusive license agreement, as amended in February 2018, September 2018, and April 2019 (the “Colorado License Agreement”) with The Regents of the University of Colorado (“Colorado”), pursuant to which we obtained worldwide, royalty-bearing, sublicensable licenses under certain patents and know-how owned by Colorado and Medical University of South Carolina (“MUSC”), relating to the research, development and commercialization of ADX-097. The licenses granted to us are exclusive with respect to certain patent families and know-how and non-exclusive with certain other patent families and know-how. The licenses granted to us are also subject to certain customary retained rights of Colorado and MUSC and rights of the United States government owing to federal funding giving rise to inventions covered by the licensed patents. We agreed to use commercially reasonable efforts to develop, manufacture and commercialize ADX-097, including by using commercially reasonable efforts to achieve specified development and regulatory milestones by specified dates.

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

On November 28, 2025, in connection with the ADX-097 Asset Sale, the Colorado License Agreement was amended and restated and all of our rights and obligations thereunder were transferred to Akebia.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. We consider many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. We must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and we must select an amount that falls within that range of reasonable estimates. Actual results could materially differ from those estimates.

While our critical accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, management believes that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)

None.

(b)

Rule 10b5-1 Trading Arrangements

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements, as defined in Item 408(c) of Regulation S-K, were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

We have adopted a Code of Conduct applicable to all officers, directors and other employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Conduct is available at the Investors & Media section of our website, located at www.q32bio.com, under “Investors & Media–Corporate Governance–Documents and Charters.” We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers. Information that is contained in and can be accessed through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company-officer exculpation, dated June 16, 2025 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed June 17, 2025 (File No. 001-38433)).

3.5	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed December 18, 2020 (File No. 001-38433)).
4.1*	Description of Registrant’s Securities.
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed February 17, 2026 (File No. 001-38433)).
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

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 17, 2026 (File No. 001-38433)).
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
10.17+†

Asset Purchase Agreement, dated August 12, 2022, by and between Q32 Bio Inc. and Horizon Therapeutics Ireland DAC (incorporated by reference to Exhibit 10.36 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.18+†

License Agreement, dated as of September 14, 2019, between Q32 Bio Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.43 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.19†

First Amendment to License Agreement, dated as of August 13, 2021, between Q32 Bio Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.44 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.20

Second Amendment to License Agreement, dated as of July 26, 2022, between Q32 Bio Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.45 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.21†

Third Amendment to License Agreement, dated as of July 26, 2022, between Q32 Bio Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.46 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.22+

Lease Agreement, dated March 20, 2021, by and between Q32 Bio Inc. and PPF OFF 828-830 WINTER STREET LLC (incorporated by reference to Exhibit 10.47 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.23+

Loan and Security Agreement, dated as of December 11, 2020, by and between Q32 Bio Inc. and Silicon Valley Bank, as amended (incorporated by reference to Exhibit 10.50 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.24

First Amendment to Loan and Security Agreement, dated December 30, 2021, by and between Q32 Bio Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.51 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.25

Second Amendment to Loan and Security Agreement, dated June 30, 2022, by and between Q32 Bio Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.52 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.26+

Third Amendment to Loan and Security Agreement, dated August 10, 2022, by and between Q32 Bio Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.53 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.27+

Fourth Amendment to Loan and Security Agreement, dated December 21, 2022, by and between Q32 Bio Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.54 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.28+

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

10.30

Seventh Amendment to Loan and Security Agreement, dated November 2, 2023, by and between Q32 Bio Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.57 of the Registrant’s Form S-4 filed on December 18, 2023 (File No. 333-276093)).

10.31+

Consent and Eighth Amendment to Loan and Security Agreement, by and between Q32 Bio Inc. and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, dated March 22, 2024 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed March 27, 2024 (File No. 001-38433)).

10.32*†+	Asset Purchase Agreement, dated November 28, 2025, by and among Q32 Bio Inc., Q32 Bio Operations Inc. and Akebia Therapeutics, Inc.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-K filed March 11, 2025 (File No. 001-38433)).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K/A filed April 12, 2024 (File No. 001-38433)).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm of the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K/A filed April 12, 2024 (File No. 001-38433)).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Q32 BIO INC.

Date: March 10, 2026	/s/ Jodie Morrison
Name: Jodie Morrison
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jodie Morrison	Chief Executive Officer and Director	March 10, 2026
Jodie Morrison	Principal Executive Officer

/s/ Lee Kalowski	Chief Financial Officer and President	March 10, 2026
Lee Kalowski	Principal Financial Officer and Principal
Accounting Officer

/s/ David Grayzel	Director	March 10, 2026
David Grayzel

/s/ Diyong Xu	Director	March 10, 2026
Diyong Xu

/s/ Isaac Manke	Director	March 10, 2026
Isaac Manke

/s/ Arthur Tzianabos	Director	March 10, 2026
Arthur Tzianabos

/s/ Kathleen LaPorte	Director	March 10, 2026
Kathleen LaPorte

/s/ Mary Thistle	Director	March 10, 2026
Mary Thistle

/s/ Mark Iwicki	Director	March 10, 2026
Mark Iwicki

/s/ Bill Lundberg	Director	March 10, 2026
Bill Lundberg

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Q32 Bio Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Q32 Bio Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

The Company’s accrued external research and development expenses totaled $0.5 million at December 31, 2025. In addition, the Company’s prepaid external research and development expenses totaled $0.5 million at December 31, 2025. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate external research and development expenses. This process involves analyzing the progress of the research activities, including the phase or completion of events, invoices received and contracted costs, reviewing open contracts and purchase orders, communicating with internal personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows.

Auditing the Company’s accrued and prepaid external research and development expenses was complex, as the amounts are based on various estimates from third-party vendors, as well as other inputs estimated by members of management, such as, actual costs incurred but not yet billed, estimated project timelines, and the costs associated with these services. Furthermore, due to the duration of the Company’s external research and development activities and the timing of invoices received from third parties, the actual amounts incurred are not typically known by the date the financial statements are issued.

How We Addressed the Matter in Our Audit

To evaluate the accrued and prepaid research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the judgments and estimates made by management to determine the recorded accruals and prepayments. To test the judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with vendors and pending change orders to assess the impact on amounts recorded. We obtained direct confirmations from certain vendors confirming costs incurred as of the reporting date to verify that prepaids and accruals are complete and accurate. We also analyzed fluctuations in prepaids and accruals by vendor and by clinical trial throughout the period subject to audit and tested subsequent invoices received from vendors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 10, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,297	$77,965
Prepaid expenses and other current assets	6,753	3,912
Total current assets	55,050	81,877
Equity investment	—	2,600
Property and equipment, net	979	1,370
Right-of-use asset, operating leases	5,100	5,722
Restricted cash and restricted cash equivalents	647	647
Other noncurrent assets	—	116
Total assets	$61,776	$92,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$879	$2,989
Accrued expenses and other current liabilities	4,232	7,479
CVR liability	—	2,900
Venture debt, current portion	6,235	3,097
Total current liabilities	11,346	16,465
Lease liability, net of current portion	4,943	5,636
Venture debt, net of current portion	3,473	9,556
Other noncurrent liabilities	—	55,000
Total liabilities	19,762	86,657
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized, 12,858,047 and 12,197,615 shares issued and outstanding at December 31, 2025 2024, respectively	2	2
Additional paid-in capital	247,005	240,487
Accumulated deficit	(204,993)	(234,814)
Total stockholders’ equity	42,014	5,675
Total liabilities and stockholders’ equity	$61,776	$92,332

The accompanying notes are an integral part of these consolidated financial statements.

Q32 BIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Collaboration arrangement revenue	$53,737	$—
Operating expenses:
Research and development	19,156	48,143
General and administrative	17,679	17,959
Total operating expenses	36,835	66,102
Income (loss) from operations	16,902	(66,102)
Change in fair value of convertible notes	—	15,890
Gain on sale of asset	11,737	—
Other income (expense), net	1,182	4,125
Total other income (expense), net	12,919	20,015
Income (loss) before provision for income taxes and loss from equity method investment	29,821	(46,087)
Provision for income taxes	—	(21)
Loss from equity method investment	—	(1,625)
Net income (loss)	$29,821	$(47,733)
Net income (loss) per share—basic	$2.42	$(5.12)
Net income (loss) per share—diluted	$2.42	$(6.58)
Weighted-average common shares—basic	12,300,568	9,320,884
Weighted-average common shares—diluted	12,314,796	9,657,696

The accompanying notes are an integral part of these consolidated financial statements.

Q32 BIO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Net income (loss)	$29,821	$(47,733)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities, net	—	—
Total other comprehensive gain (loss)	—	—
Comprehensive income (loss)	$29,821	$(47,733)

The accompanying notes are an integral part of these consolidated financial statements.

Q32 BIO INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2023	2,286,873	$47,458	312,094	$4,132	2,625,896	$59,855	359,569	$1	$4,159	$(187,081)	$(182,921)
Conversion of convertible preferred stock to common stock in connection with the Merger	(2,286,873)	(47,458)	(312,094)	(4,132)	(2,625,896)	(59,855)	5,224,863	1	111,444	—	111,445
Issuance of common stock in the pre- closing financing	—	—	—	—	—	—	1,682,045	—	42,000	—	42,000
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	1,433,410	—	22,705	—	22,705
Issuance of common stock to Homology shareholders in reverse recapitalization	—	—	—	—	—	—	3,229,633	—	64,292	—	64,292
Issuance of common stock from option exercises	—	—	—	—	—	—	255,486	—	1,694	—	1,694
Issuance of common stock from RSU vesting	—	—	—	—	—	—	12,609	—	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	—	—	—	—	(10,013)	—	(10,013)
Issuance of CVR at fair value	—	—	—	—	—	—	—	—	(180)	—	(180)
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,386	—	4,386
Other comprehensive gain (loss)	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(47,733)	(47,733)
Balance as of December 31, 2024	—	$—	—	$—	—	$—	12,197,615	$2	$240,487	$(234,814)	$5,675
Issuance of common stock from RSU vesting	—	—	—	—	—	—	106,737	—	—	—	—
Issuance of common stock to Amgen	—	—	—	—	—	—	553,695	—	1,263	—	1,263
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,255	—	5,255
Net income	—	—	—	—	—	—	—	—	—	29,821	29,821
Balance as of December 31, 2025	—	$—	—	$—	—	$—	12,858,047	$2	$247,005	$(204,993)	$42,014

The accompanying notes are an integral part of these consolidated financial statements.

Q32 BIO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$29,821	$(47,733)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash revenue from settlement of customer refund liability	(53,737)	—
Amortization of debt discount and issuance costs	180	194
Amortization of premium on short-term investments	—	(221)
Depreciation expense	391	487
Stock-based compensation expense	5,255	4,386
Non-cash lease expense	622	579
Loss from equity method investment	—	1,625
Loss on impairment of equity investment	74	675
Change in fair value of CVR liability	(374)	(2,180)
Change in fair value of convertible notes	—	(15,890)
Gain on sale of asset	(11,737)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,896	276
Other noncurrent assets	116	386
Accounts payable	(2,110)	(1,043)
Operating lease liability	(612)	(1,542)
Accrued expenses and other current liabilities	(3,328)	(7,714)
Net cash used in operating activities	(33,543)	(67,715)
Cash flows from investing activities:
Purchases of property and equipment	—	(75)
Proceeds from sale of asset	7,000	—
Maturities of short-term investments	—	20,000
Net cash provided by investing activities	7,000	19,925
Cash flows from financing activities:
Proceeds from borrowings under loan and security agreement	—	7,000
Proceeds from issuance of common stock in pre-closing financing	—	42,000
Cash acquired in connection with reverse recapitalization	—	53,158
Payment of reverse recapitalization transaction costs	—	(8,714)
Principal payments on venture debt	(3,125)	—
Proceeds from exercise of common stock options	—	1,694
Net cash provided by (used in) financing activities	(3,125)	95,138
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(29,668)	47,348
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,612	31,264
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$48,944	$78,612
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$961	$856
Issuance of common stock to Amgen at fair value	$1,263	$—
Short-term investments acquired in connection with reverse recapitalization	$—	$19,905
Issuance of CVR at fair value	$—	$180

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

Sale of ADX-097

On November 28, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Q32 Bio Operations Inc., a wholly-owned subsidiary of the Company (“Q32 Bio Operations” and, together with the Company, the “Seller”), and Akebia Therapeutics, Inc. (“Akebia”) pursuant to which the Seller sold to Akebia substantially all of the Seller’s assets related to the research, development, manufacture and commercialization of ADX-097 (the “ADX-097 Asset Sale”). Following the ADX-097 Asset Sale, Akebia will be responsible for any future development and commercialization of ADX-097 (see Note 4 for more details surrounding the accounting for the ADX-097 Asset Sale).

Merger with Homology

On March 25, 2024, Kenobi Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Homology Medicines, Inc. (“Homology”), completed its merger with and into Q32 Bio Operations Inc. (previously named Q32 Bio Inc. and also referred to herein as “Legacy Q32”), with Legacy Q32 continuing as the surviving entity as a wholly-owned subsidiary of Homology. This transaction is referred to as the “Merger.” Homology changed its name to Q32 Bio Inc., and Legacy Q32, which remains as a wholly-owned subsidiary of the Company, changed its name to Q32 Bio Operations, Inc. The Merger was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 16, 2023, by and among Homology, Legacy Q32, and Merger Sub. In connection with the Merger Agreement, certain parties entered into a subscription agreement with the Company to purchase shares of Legacy Q32’s common stock for an aggregate purchase price of $42.0 million (the “Pre-Closing Financing”).

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

As of December 31, 2025, the Company had an accumulated deficit of $205.0 million and cash and cash equivalents of $48.3 million. The Company expects that its cash and cash equivalents, combined with gross proceeds from our registered direct offering completed in February 2026 (see Note 21) and guaranteed near-term milestone payments from the ADX-097 Asset Sale, will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the year ended December 31, 2025, the Company had net income of $29.8 million, primarily due to the collaboration revenue recognized upon the execution of the Amgen Amendment (as defined in Note 15 below). The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Off Balance Sheet Risk

As of December 31, 2025 and 2024, the Company had no off balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$48,297	$77,965
Restricted cash and cash equivalents	647	647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$48,944	$78,612

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

Revenue Recognition

Under FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (ASC 606), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and incomes taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The Company adopted this standard as of January 1, 2025. The Company determined that the effects of adopting the amendments in ASU 2023-09 had no impact on its consolidated financial position and the results of its operations and additional required disclosures have been included.

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

As part of the recapitalization, the Company obtained the assets and liabilities listed below (in thousands):

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

Pursuant to a change in control provision in the Amended and Restated Limited Liability Company Agreement of OXB (US) LLC, on March 1, 2025, Oxford Biomedica (US), Inc. exercised its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc., all of the Company's equity ownership interest in OXB (US) LLC. The sale price was based on a formula using the Company's pro rata share of OXB (US) LLC (10%), times a predetermined multiple of revenue for the immediately preceding 12-month period increased by OXB (US) LLC's cash balance and decreased by OXB (US) LLC's debt balance as of the exercise date. The Company and Oxford Biomedica (US), Inc. finalized the transaction and paid the CVR holders during the second quarter of 2025. See Notes 6 and 7 for more details surrounding this transaction.

4. Sale of Asset

On November 28, 2025, the Company completed the ADX-097 Asset Sale. As consideration for the ADX-097 Asset Sale, the Company (i) received an upfront payment of $7.0 million on November 28, 2025, and (ii) will receive a payment of $3.0 million on the six-month anniversary of the closing, or May 28, 2026. The Company will also receive a near-term milestone payment of $2.0 million upon the earlier of achievement of the first milestone under the Asset Purchase Agreement or December 31, 2026. In addition to these payments, the Company is eligible to receive up to $580.0 million upon the achievement of additional specified milestones, including up to $92.5 million related to development and regulatory milestones and up to $487.5 million related to commercial milestones. The Company is also eligible to receive tiered royalties on potential future sales of ADX-097 ranging from low single-digit to mid-teen percentages of annual net sales. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.

On November 28, 2025, in connection with the ADX-097 Asset Sale, the Colorado License Agreement (defined in Note 10) was amended and restated and all of the Company’s rights and obligations thereunder were transferred to Akebia.

The Company accounted for the transaction as an asset sale and recognized $11.7 million, comprised of $12.0 million in guaranteed upfront and near-term milestones less certain contractual offsets, as a gain on sale of asset included in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025. Any future milestones and royalties will be recognized when achieved.

5. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of December 31, 2025 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets and liabilities that are regularly measured and carried at fair value on a recurring basis at December 31, 2025 and December 31, 2024 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$46,941	$46,941	$—	$—
Total cash equivalents	$46,941	$46,941	$—	$—
Total financial assets	$46,941	$46,941	$—	$—

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 are summarized as follows (in thousands):

Description	Balance as of December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$76,089	$76,089	$—	$—
Total cash equivalents	$76,089	$76,089	$—	$—
Total financial assets	$76,089	$76,089	$—	$—
Liabilities
CVR liability	$2,900	$—	$—	$2,900
Total financial liabilities	$2,900	$—	$—	$2,900

Money market funds

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

CVR liability

As discussed in Notes 1 and 3, at the effective time of the Merger, each person who as of immediately prior to the effective time of the Merger was a stockholder of record of Homology or had the right to receive Homology’s common stock received a CVR, issued by Homology subject to and in accordance with the terms and conditions of a CVR Agreement, representing the contractual right to receive cash payments from the combined company upon the receipt of certain proceeds from a disposition of Homology’s pre-merger assets, calculated in accordance with the CVR Agreement. The Company concluded that the CVR liability was a derivative liability accounted for at fair value. The fair value of the CVR liability was based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For the portion of the CVR liability that was related to Homology's equity interest in OXB (US) LLC, the Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability at December 31, 2024. This model requires the use of estimates and assumptions including estimated future revenues and discount rates. Upon Oxford Biomedica (US), Inc.'s exercise of its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC in June 2025, the Company received proceeds from Oxford Biomedica (US), Inc. and then remitted those proceeds to the CVR holders, and subsequently removed the associated CVR liability and recorded $0.4 million for the change in estimated fair value during the twelve months ended December 31, 2025 in other income (expense), net.

For the portion of the CVR liability related to Homology's HMI-103, HMI-204, capsids and AAVHSC platform, the Company's fair value assessment includes judgments around the probability of progressing the in-process research and development assets. As of December 31, 2025, the Company's assessment resulted in a CVR liability of zero.

Convertible Notes

Legacy Q32 issued convertible notes (the “Convertible Notes”) totaling $30.0 million during the year ended December 31, 2022. Legacy Q32 concluded that the Convertible Notes and its related features are within the scope of FASB ASC Topic 825, Financial Instruments (“ASC 825”), as a combined financial instrument, and Legacy Q32 elected the fair value option where changes in fair value of the Convertible Notes are measured through the accompanying consolidated statement of operations until settlement. The Convertible Notes liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using certain unobservable inputs.

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

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the years ended December 31, 2025 and 2024.

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

7. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	December 31,
	2025	2024
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	351
Computer equipment	89	89
Leasehold improvements	1,001	1,001
Total property and equipment	2,823	2,823
Less accumulated depreciation	(1,844)	(1,453)
Property and equipment, net	$979	$1,370

Depreciation expense for the years ended December 31, 2025 and 2024 was approximately $0.4 million and $0.5 million, respectively. No impairment losses occurred in 2025 and 2024. The Company had no losses on disposal of fixed assets in 2025 and 2024.

8. Prepaid Expenses, Other Current Assets and Other Noncurrent Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	December 31,
	2025	2024
Amounts due under Asset Purchase Agreement	$4,837	$—
Prepaid external research and development	528	2,076
Payroll tax credit	555	555
Prepaid expenses	813	885
Other	20	396
Total prepaid expenses and other current assets	$6,753	$3,912

Included in prepaid external research and development is a deposit of $0.2 million that has been transferred to a payment processor to pay out investigator site fees related to our SIGNAL-AA Part B and OLE trials.

Other noncurrent assets consisted of the following as of (in thousands):

	December 31,
	2025	2024
Prepaid external research and development - long term	$—	$116
Total other noncurrent assets	$—	$116

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	December 31,
	2025	2024
Accrued compensation and related expenses	$2,486	$2,782
Accrued external research and development	462	2,611
Accrued professional services and other	591	1,474
Operating lease liability, current	693	612
Total accrued expenses and other current liabilities	$4,232	$7,479

10. Commitments and Contingencies

As of December 31, 2025, the Company had ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

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

As of December 31, 2025, the Company’s headquarters lease had a weighted-average remaining lease term of 6.0 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the consolidated balance sheet for leases where the Company is the lessee as of December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$5,100	$5,722
Total operating lease right-of-use assets	$5,100	$5,722
Liabilities:
Current:
Operating lease liabilities	$693	$612
Noncurrent:
Operating lease liabilities, net of current portion	4,943	5,636
Total operating lease liabilities	$5,636	$6,248

The following table summarizes operating lease costs for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Fixed lease costs	$1,060	$1,029
Variable lease costs	702	436
Total lease costs	$1,762	$1,465

Variable lease costs were primarily related to operating expenses, taxes and insurance associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of December 31, 2025 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2026	$1,092
2027	1,124
2028	1,158
2029	1,193
2030	1,229
Thereafter	1,265
Total minimum lease payments	7,061
Less imputed interest	(1,425)
Total lease liability	$5,636
Lease liability, current portion	693
Lease liability, net of current portion	4,943
Total	$5,636

Prior to the Merger, Homology was subleasing office and research and development laboratory space in Bedford, Massachusetts, under a sublease agreement with OXB (US) LLC that expired in December 2024. At the effective time of the Merger, the Company recorded a liability of approximately $1.0 million representing the present value of the future minimum lease payments due under this sublease. As of December 31, 2025, all amounts under the sublease agreement have been paid and there are no accrued expenses or liabilities on the Company's consolidated balance sheet related to the sublease.

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

On November 28, 2025, in connection with the ADX-097 Asset Sale, the Colorado License Agreement was amended and restated and all of the Company’s rights and obligations thereunder were transferred to Akebia.

During the years ended December 31, 2025 and 2024, the Company had zero research and development expense for any milestone related to the Colorado License Agreement. The financial statements as of December 31, 2025 and 2024 do not include liabilities with respect to royalty fees on the license agreement as the Company has not yet generated revenue and the achievement of certain milestones is not yet probable.

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

In July 2024, the Company made a $4.0 million development milestone payment to BMS and recorded it as research and development expenses. As of December 31, 2025, no further events have occurred that would require payment of milestones, royalties or sublicense fees.

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

11. Debt

Venture Debt

In December 2020, the Company entered into a Loan and Security Agreement, as amended in June 2022, August 2022, December 2022, April 2023, July 2023, November 2023, March 2024 and July 2024, with Silicon Valley Bank, a California corporation (the “Loan Agreement”) for a lending facility of up to $25.0 million. The Company received $5.0 million upon execution of the Loan Agreement which it repaid in July 2023, a $5.5 million term loan advance in July 2023 and a $7.0 million term loan advance in March 2024. The Company no longer has the ability to draw down any additional loan advances. The term loan bears interest at an annual rate equal to the greater of the prime rate minus 0.25% or 8.00%. The Loan Agreement provided for interest-only payments until July 1, 2025, followed by 24 equal monthly payments of principal plus interest. The loan matures on July 1, 2027. In addition, the Company paid a fee of $0.1 million upon closing and is required to pay a fee of 3.5% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the principal balance, and all accrued and unpaid interest, and a prepayment premium. In connection with the Loan Agreement, the Company granted the lender a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. If the Company fails to make payments when due or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition. The Company was in compliance with all covenants at December 31, 2025.

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

Interest expense for the years ended December 31, 2025 and 2024 was $1.1 million in each period. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 9.45% and 9.55%, respectively, at each of December 31, 2025 and 2024. The components of the long-term debt balance are as follows (in thousands):

	December 31,
	2025	2024
Principal amount of term loans	$9,375	$12,500
Unamortized debt discount and issuance costs	333	153
Carrying amount	9,708	12,653
Less current portion	(6,235)	(3,097)
Long-term debt, net	$3,473	$9,556

Convertible Notes

In May 2022, the Company entered into an agreement with the existing investors of the Company to issue, and for the existing investors to purchase, the Convertible Notes for up to an aggregate of $30.0 million. The Convertible Notes bore interest at 5.0% per annum. Interest expense was $0.3 million for the year ended December 31, 2024. The Convertible Notes converted into share of common stock in March 2024 per the Merger (see discussion below and in Note 1).

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

13. Common Stock

As of December 31, 2025, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	December 31,
	2025	2024
Shares reserved for future issuance under the 2024 Stock Incentive Plan	1,997,963	1,760,657
Shares reserved for future issuance under the 2024 Employee Stock Purchase Plan	242,813	120,836
Shares reserved for stock option exercises	2,186,531	1,942,920
Shares reserved for vesting of restricted stock units	317,213	—
Shares reserved for warrants	18,144	18,144
	4,762,664	3,842,557

14. Stock-Based Compensation

2017 Stock Option and Grant Plan

Legacy Q32 adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of December 31, 2025, there were no additional shares available for future grant under the 2017 Plan.

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

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The number of shares of common stock initially available for issuance under the 2024 Plan was 2,839,888 shares of common stock. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of December 31, 2025, there were 1,997,964 shares available for future grant under the 2024 Plan.

2024 Employee Stock Purchase Plan

On March 15, 2024, Homology’s board of directors adopted and subsequently, Homology’s stockholders approved the Q32 Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2024 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2024 ESPP was 120,836 shares of common stock. The 2024 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 241,677 shares, a number of shares equal 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of December 31, 2025, there were 242,813 shares available for future grant under the 2024 ESPP.

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

There were no shares issued under the 2024 ESPP during the years ended December 31, 2025 and 2024.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the year ended December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,942,920	$12.93	8.33	$12
Granted	505,911	$2.73
Exercised	—	$—
Cancelled	(262,300)	$10.77
Outstanding at December 31, 2025	2,186,531	$2.82	7.81	$1,567
Vested and expected to vest at December 31, 2025	2,186,531	$2.82	7.81	$1,567
Exercisable at December 31, 2025	1,132,223	$3.00	6.90	$841

The per share weighted-average grant date fair value of options granted in the year ended December 31, 2025 was $2.14 prior to the Option Repricing (as defined below) in February 2025 and $2.06 after. The total fair value of options vested during the year ended December 31, 2025 was $1.5 million. As of December 31, 2025, total unrecognized compensation costs to the unvested stock options were approximately $8.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

The repricing of the Eligible Options was accounted for as a modification under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company calculated incremental compensation cost on the modification date in an amount equal to the difference between the fair value of the awards before and after modification, determined using a lattice model based on the Hull-White framework, and recognized $0.3 million in its statement of operations for the year ended December 31, 2025. An additional $0.1 million is being recognized over the remaining vesting terms of the modified awards.

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity during the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	—	$—
Granted	467,150	$2.54
Vested	(106,737)	$2.54
Forfeited	(43,200)	$2.54
Outstanding at December 31, 2025	317,213	$2.54

As of December 31, 2025, total unrecognized compensation costs to the unvested RSUs were approximately $0.6 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of RSUs vested during the year ended December 31, 2025 was $0.3 million.

Stock-Based Compensation Expense

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model prior to the Option Repricing during the years ended December 31, 2025 and 2024 were as follows:

Years Ended December 31,
	2025	2024
Risk-free interest rate range	3.66% — 4.46%	3.48% — 4.34%
Expected dividend rate	—	—
Expected term (years) range	5.23 — 6.11	5.17 — 6.11
Expected stock price volatility range	93.7% — 95.8%	92.0% — 94.1%

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

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$933	$1,105
General and administrative	4,322	3,281
Total stock-based compensation expense	$5,255	$4,386

15. Agreements with Horizon

From August 2022 until November 2023, Legacy Q32 was a party to the Collaboration and Option Agreement (the “Horizon Collaboration Agreement”) and the Asset Purchase Agreement (the “Purchase Agreement,” and together with the Horizon Collaboration Agreement, the “Horizon Agreements”), each between Legacy Q32 and Horizon Therapeutics Ireland DAC (“Horizon”), pursuant to which Legacy Q32 received $55.0 million in initial consideration and staged development funding for the completion of the two ongoing Phase 2 trials for bempikibart, and Horizon had an option to acquire the bempikibart program at a prespecified price, subject to certain adjustments.

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

These potential payments to Horizon are not in exchange for a distinct good or service; therefore, the Company accounts for consideration payable to Horizon as a reduction of the transaction price under FASB ASC 606, Revenue from Contracts with

Customers. The Company concluded that the $55.0 million of arrangement consideration previously recognized should be fully constrained as a result of the contingent consideration payable to Horizon, and accordingly, all amounts previously recognized as revenue were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the Horizon Collaboration Agreement. No amounts have been recognized related to the remaining potential payment to Horizon (up to $20.1 million) as it is not probable that the respective milestones will be achieved at this time.

On November 7, 2025, the Company and Amgen entered into an amendment to the Horizon Termination Agreement (the “Amgen Amendment”) pursuant to which the Company issued Horizon a one-time equity grant of 553,695 shares of the Company’s common stock as full consideration of the milestone payments under the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, the Company has no remaining obligations to Amgen, including with respect to the $75.1 million in regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. Therefore, the Company derecognized the $55.0 million refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement and recognized collaboration arrangement revenue for the difference between the equity issuance, and the refund liability as the consideration was no longer constrained.

16. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the years ended December 31, 2025 and 2024 related to services provided by these investors and board members.

No amounts were due to related parties at December 31, 2025 or December 31, 2024.

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

18. Income Taxes

The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis. The disclosures required by the standard are included below for the year ended December 31, 2025. Comparative prior period disclosures have not been revised.

The components of the Company’s income (loss) before provision for income taxes are as follows (in thousands):

Year Ended December 31,
2025
Domestic	$29,843
Foreign	—
Total income (loss) before income taxes	$29,843

The Company has had immaterial tax expense due to operating losses incurred since inception and no deferred tax provision in the current period.

Total state income taxes paid (net of refunds) for the year ended December 31, 2025 were related to Massachusetts. During the years ended December 31, 2025 and 2024, the Company made cash payments for income taxes of less than $0.1 million in each period.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount (in thousands)	Percentage
Federal statutory income tax rate	$6,267	21.0%
State and local income taxes, net of federal income tax effect	(2)	—%

Foreign tax effects:
Other foreign jurisdictions	—	—%

Tax credits:
Research and development tax credits	(103)	(0.3)%

Changes in valuation allowances	(6,712)	(22.5)%

Nontaxable or nondeductible items
Excess tax benefits on share-based payments	361	1.2%
Other	189	0.6%
Effective income tax rate	—	—%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

Year Ended December 31,
2024
Federal income tax expense at statutory rate	21.0%
State income taxes, net of federal benefit	9.1
Permanent differences	(0.8)
Stock-based compensation expense	1.3
Gain/loss on convertible note conversion	7.1
CVR liability revaluation	0.7
Research and development tax credits	3.8
Change in valuation allowance	(42.2)
Effective income tax rate	—%

The Company’s effective income tax rates for the years ended December 31, 2025 and 2024 were primarily due to state income tax resulting from interest income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s net deferred income taxes were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$58,663	$32,554
Capitalized R&D expenditures	27,599	46,552
Tax credit carryforwards	8,136	7,978
Capitalized intangible assets	3,282	3,591
Operating lease liability	1,529	1,682
Stock compensation and other	1,387	733
Contingent liability	—	14,801
Accruals and reserves	673	743
Total deferred tax assets	101,269	108,634
Valuation allowance	(98,471)	(106,876)
Total deferred tax assets, net of valuation allowance	2,798	1,758
Deferred tax liabilities:
Operating right-of-use asset	(1,384)	(1,540)
Fixed assets	(129)	(218)
Installment sale	(1,285)	—
Total deferred tax liabilities	(2,798)	(1,758)
Net deferred tax assets	$—	$—

The Company's income tax provision for the year ended December 31, 2025 related to state and foreign income taxes. The Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets. Based on this evaluation, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as, based on all available evidence, it is considered more likely than not that all the recorded deferred tax assets will not be realized in a future period. During the year ended December 31, 2025, the valuation allowance decreased by $8.4 million primarily due to the recognition of deferred tax benefits associated with the expensing of previously capitalized research and development costs under IRC Section 174.

As of December 31, 2025, the Company has $217.4 million and $205.9 million of federal and state net operating loss carryforwards, respectively. The federal NOLs are not subject to expiration and the state NOLs begin to expire in 2040. These loss carryforwards are available to reduce future federal taxable income, if any. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $6.3 million and $2.4 million respectively, to offset future income taxes, which will begin to expire in December 2038. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section 382. The Company has not yet conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2025, would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. In addition, future changes in ownership occurring after December 31, 2025 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

The Company generated research and development tax credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development tax credit carryforwards and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development tax credit carryforwards and the valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extended and modified certain expiring provisions of the 2017 Tax Cuts and Jobs Act and restored the immediate expensing of domestic research and development expenses. The Company has evaluated the impacts of these provisions and has concluded the OBBBA does not have a material impact on its consolidated financial statements other than reclassifications of the deferred tax assets.

The Company follows the provisions of ASC 740 which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements, requires certain disclosures of uncertain tax matters, specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets, and provides transition and interim period guidance, among other provisions. As of December 31, 2025 and 2024, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2025 and 2024, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files federal income tax returns in the United States and Australia and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s U.S. tax returns for the years ended December 31, 2022 to December 31, 2025 remain open and subject to examination by the Internal Revenue Service and state taxing authorities. The statute of limitations for assessment by the Australian Taxation Office is four years from the date of return filing. The Company is not currently under examination by the Australian Taxation Office for any tax years.

The Company’s current intention is to permanently reinvest the total amount of its unremitted earnings in the local international jurisdiction. As such, the Company has not provided for taxes on the unremitted earnings of its international subsidiary. As of December 31, 2025, the Company’s foreign subsidiary does not have any unremitted earnings.

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

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income (loss)-basic	$29,821	$(47,733)
Net income (loss)-diluted	$29,821	$(63,533)
Denominator:
Weighted-average common shares outstanding-basic	12,300,568	9,320,884
Dilutive securities	14,228	336,812
Weighted-average common shares outstanding-diluted	12,314,796	9,657,696

Net income (loss) per share-basic	$2.42	$(5.12)
Net income (loss) per share-diluted	$2.42	$(6.58)

As of December 31, 2025, the Company’s potentially dilutive securities, which include stock options, restricted stock units and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. As of December 31, 2024, the Company’s potentially dilutive securities, which include stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2025	2024
Options to purchase common stock	2,186,531	1,942,920
Restricted stock units	302,985	—
Warrants to purchase common stock	18,144	18,144

In addition, during the year ended December 31, 2022, Legacy Q32 issued the Convertible Notes with a principal balance of $30.0 million. As described in Note 11, the Convertible Notes contained conversion features whereby the Convertible Notes and any accrued interest may have converted into either a variable number of shares of common stock or into shares of Series B preferred stock based on a fixed exchange ratio. Any shares of Series B preferred stock issued to settle the Convertible Notes would then be convertible into shares of common stock. The Convertible Notes were excluded from the computation of diluted net loss per share attributable to common stockholders for the year ended December 31, 2024, because including them would have had an anti-dilutive effect. Per the Merger further discussed in Note 1, the Convertible Notes converted into 1,433,410 shares of common stock at the effective date of the Merger.

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

The following table presents reportable segment net (income) loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(in thousands)
Direct research and development expense by program:
Bempikibart	$6,713	$28,726
ADX-097	1,920	5,253
Discovery and other	155	856
Personnel-related costs (excluding stock-based compensation)	12,575	16,122
Other G&A expenses	9,709	9,586
Interest (income) expense, net	(1,055)	(2,832)
Other segment items (1)	(59,838)	(9,978)
Total segment net (income) loss	$(29,821)	$47,733

(1) Other segment items are included in order to reconcile to total segment net (income) loss. Other segment items include non-cash items such as depreciation and amortization expense, stock-based compensation expense and the change in fair value of contingent value rights. In 2025, other segment items also include the recognition of collaboration arrangement revenue related to the Amendment with Amgen (see Note 16) and the gain recognized related to the ADX-097 Sale (see Note 4). In 2024, other segment items also include gains and losses on the change in fair value of convertible notes and a loss from equity method investment.

21. Subsequent Events

Registered Direct Offering

On February 17, 2026, the Company entered into a definitive agreement for the issuance and sale of 1,666,679 shares of common stock and pre-funded warrants to purchase up to 1,025,654 shares of common stock at an offering price of $3.90 per share of common stock, which was the closing price per share of the Company’s common stock on Nasdaq on February 13, 2026, and $3.8999 per pre-funded warrant, which represents the price per share for the common stock less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants will be immediately exercisable after the date of issuance and may be exercised at any time until the pre-funded warrants are exercised in full. The issuance of the shares was completed on February 19, 2026.

The securities referenced above were offered pursuant to a shelf registration statement on Form S-3 (333-286491) that was filed with the SEC on April 11, 2025, and was declared effective by the SEC on April 21, 2025.