Form 10-Q
period 2026-03-31
Q32 Bio Inc.
filed 2026-05-05
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 16,956,415 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,751	$48,297
Prepaid expenses and other current assets	6,451	6,753
Total current assets	57,202	55,050
Property and equipment, net	889	979
Right-of-use asset, operating leases	4,937	5,100
Restricted cash and restricted cash equivalents	647	647
Total assets	$63,675	$61,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$653	$879
Accrued expenses and other current liabilities	3,777	4,232
Venture debt, current portion	6,239	6,235
Total current liabilities	10,669	11,346
Lease liability, net of current portion	4,754	4,943
Venture debt, net of current portion	1,939	3,473
Total liabilities	17,362	19,762
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized, 14,629,463 and 12,858,047 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	258,913	247,005
Accumulated deficit	(212,602)	(204,993)
Total stockholders’ equity	46,313	42,014
Total liabilities and stockholders’ equity	$63,675	$61,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$3,218	$7,124
General and administrative	4,504	5,104
Total operating expenses	7,722	12,228
Loss from operations	(7,722)	(12,228)
Other income	113	1,197
Total other income	113	1,197
Net loss and comprehensive loss	$(7,609)	$(11,031)
Net loss per share—basic and diluted	$(0.54)	$(0.90)
Weighted-average common shares—basic and diluted	14,095,371	12,197,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	12,197,615	$2	$240,487	$(234,814)	$5,675
Stock-based compensation expense	—	—	1,342	—	1,342
Net loss	—	—	—	(11,031)	(11,031)
Balance as of March 31, 2025	12,197,615	$2	$241,829	$(245,845)	$(4,014)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	12,858,047	$2	$247,005	$(204,993)	$42,014
Issuance of common stock and pre-funded warrants in Registered Direct Offering, net of issuance costs	1,666,679	—	10,360	—	10,360
Issuance of common stock from RSU vesting	104,737	—	—	—	—
Stock-based compensation expense	—	—	1,548	—	1,548
Net loss	—	—	—	(7,609)	(7,609)
Balance as of March 31, 2026	14,629,463	$2	$258,913	$(212,602)	$46,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,609)	$(11,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance costs	33	48
Depreciation expense	90	119
Stock-based compensation expense	1,548	1,342
Non-cash lease expense	163	151
Loss on impairment of equity investment	—	74
Change in fair value of CVR liability	—	(960)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	302	763
Other noncurrent assets	—	(328)
Accounts payable	(226)	(277)
Operating lease liability	(168)	(149)
Accrued expenses and other current liabilities	(476)	(2,234)
Net cash used in operating activities	(6,343)	(12,482)
Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Principal payments on venture debt	(1,563)	—
Proceeds from issuance of common stock and pre-funded warrants in Registered Direct Offering, net of issuance costs	10,360	—
Net cash provided by financing activities	8,797	—
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,454	(12,482)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	48,944	78,612
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$51,398	$66,130
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$175	$247
Deferred transaction costs included in accrued expenses and other current liabilities	$325	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Organization

Q32 Bio Inc. (“Q32” or the “Company”) is a clinical stage biotechnology company focused on developing innovative therapies for alopecia areata (“AA”) and other autoimmune and inflammatory diseases. The Company is advancing bempikibart (ADX-914), a fully human anti-IL-7Rα antibody that re-regulates adaptive immune function, for the treatment of AA in an ongoing Phase 2 program.

Registered Direct Offering

On February 17, 2026, the Company entered into a definitive agreement for the issuance and sale of 1,666,679 shares of common stock and pre-funded warrants to purchase up to 1,025,654 shares of common stock at an offering price of $3.90 per share of common stock, which was the closing price per share of the Company’s common stock on Nasdaq on February 13, 2026, and $3.8999 per pre-funded warrant, which represents the price per share for the common stock less the $0.0001 per share exercise price for each pre-funded warrant. The issuance of the shares was completed on February 19, 2026. The Company received net proceeds of $10.4 million pursuant to the registered direct offering (see Note 3 for more details surrounding the accounting for the pre-funded warrants).

The securities referenced above were offered pursuant to a shelf registration statement on Form S-3 (333-286491) that was filed with the SEC on April 11, 2025, and was declared effective by the SEC on April 21, 2025.

Entry into ATM Offering Program

On March 27, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), with respect to an at-the-market (“ATM”) offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Shares”), through the Sales Agent. The Shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286491), which was filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025 and declared effective by the SEC on April 21, 2025. The Company filed a prospectus supplement with the SEC on March 27, 2026, pursuant to which the Company may offer and sell Shares having an aggregate offering price of up to $14.2 million pursuant to the Sales Agreement. There were no shares of common stock sold pursuant to the ATM during the three months ended March 31, 2026. On March 31, 2026, there remained $14.2 million of common stock available for sale under the ATM. Subsequent to March 31, 2026, the Company sold 2,326,952 shares of common stock and received net proceeds of $13.8 million pursuant to the ATM, and the Company also filed an additional prospectus supplement with the SEC on April 24, 2026, pursuant to which the Company may offer and sell additional Shares having an aggregate offering price of up to $75 million pursuant to the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, obtaining regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing, and will need to obtain regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. Since its inception, the Company’s operations have been focused on organizing and staffing, business planning, raising capital, establishing the Company’s intellectual property portfolio and performing research and development of its product candidates, programs and platform. The Company has primarily funded its operations with proceeds from the sale of convertible preferred stock, convertible notes, venture debt, the Company’s reverse merger (the “Merger”) with Homology Medicines, Inc. (“Homology”) and accompanying Pre-Closing Financing and its former collaboration arrangement with Horizon.

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

As of March 31, 2026, the Company had an accumulated deficit of $212.6 million and cash and cash equivalents of $50.8 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the three months ended March 31, 2026, the Company incurred a net loss of $7.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of March 31, 2026, and consolidated results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or for any future period.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	March 31,
	2026	2025
Cash and cash equivalents	$50,751	$65,483
Restricted cash and cash equivalents	647	647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$51,398	$66,130

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public companies, the amendments are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The Company adopted this standard as of January 1, 2025. The Company determined that the effects of adopting the amendments in ASU 2023-09 had no impact on its consolidated financial position and the results of its operations and additional required disclosures have been included.

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

3. Pre-Funded Warrants

On February 17, 2026, as part of the registered direct offering, the Company issued pre-funded warrants to purchase up to 1,025,654 shares of its common stock to a certain institutional investor at a price of $3.8999 per pre-funded warrant for gross proceeds of approximately $4.0 million. The pre-funded warrants have an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. As of March 31, 2026, the pre-funded warrants have not been exercised.

The Company classified the pre-funded warrants as a component of permanent equity in its condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, does not embody an obligation for the Company to repurchase its own shares, cannot require cash settlement and permit the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable any time after the original issuance date of the pre-funded warrants.

4. Sale of Asset

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

5. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of March 31, 2026 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets that are regularly measured and carried at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets measured at fair value on a recurring basis as of March 31, 2026 are summarized as follows (in thousands):

Description	Balance as of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$49,383	$49,383	$—	$—
Total cash equivalents	$49,383	$49,383	$—	$—
Total financial assets	$49,383	$49,383	$—	$—

Financial assets measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$46,941	$46,941	$—	$—
Total cash equivalents	$46,941	$46,941	$—	$—
Total financial assets	$46,941	$46,941	$—	$—

Money market funds

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

CVR liability

On March 25, 2024, the effective date of the Merger, each person who as of immediately prior to the effective time of the Merger was a stockholder of record of Homology or had the right to receive Homology’s common stock received a contractual contingent value right (“CVR”), issued by Homology subject to and in accordance with the terms and conditions of a Contingent Value Rights Agreement between Homology and the rights agent (the “CVR Agreement”), representing the contractual right to receive cash payments from the combined company upon the receipt of certain proceeds from a disposition of Homology’s pre-merger assets, calculated in accordance with the CVR Agreement.

The Company concluded that the CVR liability was a derivative liability and was accounted for at fair value. The fair value of the CVR liability was based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. For the portion of the CVR liability that was related to Homology's equity interest in OXB (US) LLC, the Company utilized a monte carlo simulation model, also known as a probability simulation, to estimate the fair value of the CVR liability at December 31, 2024. This model requires the use of estimates and assumptions including estimated future revenues and discount rates. Upon Oxford Biomedica (US), Inc.'s exercise of its option to cause the Company to sell and transfer to Oxford Biomedica (US), Inc. all of the Company’s equity ownership interest in OXB (US) LLC in June 2025, the Company received proceeds from Oxford Biomedica (US), Inc. and then remitted those proceeds to the CVR holders, and subsequently removed the associated CVR liability and recorded $0.4 million for the change in estimated fair value during the twelve months ended December 31, 2025 in other income (expense), net.

For the portion of the CVR liability related to Homology's HMI-103, HMI-204, capsids and AAVHSC platform, the Company's fair value assessment includes judgments around the probability of progressing the in-process research and development assets. As of March 31, 2026, the Company's assessment resulted in a CVR liability of zero.

During the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the three months ended March 31, 2026 and 2025.

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

In May 2024, as a result of transactions by OXB (US) LLC, the Company’s investment was diluted to a 10% equity interest in OXB (US) LLC and the Company no longer had the ability to exert significant influence over the operating and financial policies of OXB (US) LLC, therefore the Company discontinued the equity method of accounting for the investment in OXB (US) LLC and determined the remaining investment to be an equity security accounted for in accordance with FASB ASC Topic 321, Investments—Equity Securities (“ASC 321”). The Company recorded the equity instrument at fair value and applied the measurement alternative under ASC 321 such that the Company would not change the amount recorded for the equity instrument unless the Company identified observable price changes in orderly transactions for the identical or similar investment of the same issuer or the equity instrument was otherwise deemed to be impaired.

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

7. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	351
Computer equipment	89	89
Leasehold improvements	1,001	1,001
Total property and equipment	2,823	2,823
Less accumulated depreciation	(1,934)	(1,844)
Property and equipment, net	$889	$979

Depreciation expense for the three months ended March 31, 2026 and 2025 was approximately $0.1 million in each period. No impairment losses occurred in the three months ended March 31, 2026 and 2025. The Company had no losses on disposal of fixed assets for the three months ended March 31, 2026 and 2025.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	March 31, 2026	December 31, 2025
Amounts due under Asset Purchase Agreement	$4,837	$4,837
Payroll tax credit	555	555
Prepaid expenses	554	813
Deferred transaction costs	325	—
Prepaid external research and development	160	528
Other	20	20
Total prepaid expenses and other current assets	$6,451	$6,753

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional services and other	$1,436	$591
Accrued compensation and related expenses	1,015	2,486
Operating lease liability, current	714	693
Accrued external research and development	612	462
Total accrued expenses and other current liabilities	$3,777	$4,232

10. Commitments and Contingencies

As of March 31, 2026, the Company had ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

Operating lease

In 2021 the Company entered into a long-term operating lease agreement for its current corporate headquarters in Waltham, Massachusetts (“headquarters lease”). The headquarters lease provides approximately 15,000 square feet for general office use and research lab facilities. The headquarters lease commencement date was January 1, 2022 and the lease term ends in December 2031. The Company has an option to extend the headquarters lease term for an additional five years. The initial rent for the office space is approximately $1.0 million per year, increasing every year by 3% for total aggregate payment of $11.1 million. Upon the commencement date, the Company established a right-of-use asset and lease liability on the condensed consolidated balance sheet. As part of the agreement, the Company arranged for a letter of credit for $0.6 million as security for the headquarters lease, which is considered restricted cash and included as restricted cash and restricted cash equivalents in the condensed consolidated balance sheet. The Company received $0.4 million in a tenant improvement allowance that was applied against the right-of-use asset.

As of March 31, 2026, the Company’s headquarters lease had a weighted-average remaining lease term of 5.75 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,937	$5,100
Total operating lease right-of-use assets	$4,937	$5,100
Liabilities:
Current:
Operating lease liabilities	$714	$693
Noncurrent:
Operating lease liabilities, net of current portion	4,754	4,943
Total operating lease liabilities	$5,468	$5,636

The following table summarizes operating lease costs for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31,
	2026	2025
Fixed lease costs	$273	$265
Variable lease costs	115	230
Total lease costs	$388	$495

Variable lease costs were primarily related to operating expenses, taxes and insurance associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of March 31, 2026 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2026	$819
2027	1,124
2028	1,158
2029	1,193
Thereafter	2,495
Total minimum lease payments	6,789
Less imputed interest	(1,321)
Total lease liability	$5,468
Lease liability, current portion	714
Lease liability, net of current portion	4,754
Total	$5,468

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

License Agreement with Bristol-Myers Squibb Company

In September 2019, the Company entered into a license agreement, as amended in August 2021 and July 2022 (the “BMS License Agreement”) with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company obtained sublicensable licenses from BMS to research, develop and commercialize licensed products, including bempikibart, for any and all uses worldwide. The licenses granted to the Company are exclusive with respect to BMS’s patent rights and know-how relating to certain antibody fragments (including certain fragments of bempikibart) and non-exclusive with respect to BMS’s patent rights and know-how relating to the composition of matter and use of a specific region of bempikibart. BMS retained the right for it and its affiliates to use the exclusively licensed patents and know-how for internal, preclinical research purposes. Under the BMS License Agreement, the Company is prohibited from engaging in certain clinical development or commercialization of any antibody other than a licensed compound with the same mechanism of action until the earlier of the expiration of Q32’s obligation to pay BMS royalties or September 2029.

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

Unless terminated earlier by either party pursuant to its terms, the BMS License Agreement will expire on a country-by-country and licensed product-by-licensed product basis upon the expiration of the last to expire Royalty Term with respect to such licensed product in such country. Either party may terminate the BMS License Agreement for the other party’s material breach, subject to a specified notice and cure period. BMS may terminate the BMS License Agreement if the Company fails to meet its diligence obligations under the BMS License Agreement, for the Company’s insolvency, or if the Company or its affiliates challenges the validity, scope, enforceability, or patentability of any of the licensed patents. The Company may terminate the BMS License Agreement for any reason upon prior written notice to BMS, with a longer notice period if a licensed product has received regulatory approval. If the BMS Agreement is terminated for the Company’s material breach, BMS will regain rights to bempikibart and the Company must grant BMS an exclusive license under the Company’s patent rights covering bempikibart, subject to a low single digit percentage royalty on net sales of bempikibart payable to the Company by BMS

In July 2024, the Company made a $4.0 million development milestone payment to BMS and recorded it as research and development expenses. As of March 31, 2026, no further events have occurred that would require payment of milestones, royalties or sublicense fees.

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

11. Debt

Venture Debt

In December 2020, the Company entered into a Loan and Security Agreement, as amended in June 2022, August 2022, December 2022, April 2023, July 2023, November 2023, March 2024 and July 2024, with Silicon Valley Bank, a California corporation (the “Loan Agreement”) for a lending facility of up to $25.0 million. The Company received $5.0 million upon execution of the Loan Agreement which it repaid in July 2023, a $5.5 million term loan advance in July 2023 and a $7.0 million term loan advance in March 2024. The Company no longer has the ability to draw down any additional loan advances. The term loan bears interest at an annual rate equal to the greater of the prime rate minus 0.25% or 8.00%. The Loan Agreement provided for interest-only payments until July 1, 2025, followed by 24 equal monthly payments of principal plus interest. The loan matures on July 1, 2027. In addition, the Company paid a fee of $0.1 million upon closing and is required to pay a fee of 3.5% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the principal balance, and all accrued and unpaid interest, and a prepayment premium. In connection with the Loan Agreement, the Company granted the lender a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company. If the Company fails to make payments when due or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition. The Company was in compliance with all covenants at March 31, 2026.

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

Interest expense was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 9.04% and 9.45%, respectively, at each of March 31, 2026 and December 31, 2025. The components of the long-term debt balance are as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount of term loans	$7,813	$9,375
Unamortized debt discount and issuance costs	365	333
Carrying amount	8,178	9,708
Less current portion	(6,239)	(6,235)
Long-term debt, net	$1,939	$3,473

12. Common Stock

As of March 31, 2026, the Company’s Restated Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of March 31, 2026	As of December 31, 2025
Shares available for future issuance under the 2024 Stock Incentive Plan	2,130,724	1,997,963
Shares available for future issuance under the 2024 Employee Stock Purchase Plan	371,393	242,813
Shares reserved for stock option exercises	2,264,082	2,186,531
Shares reserved for vesting of restricted stock units	599,326	317,213
Shares reserved for pre-funded warrants	1,025,654	—
Shares reserved for warrants	18,144	18,144
	6,409,323	4,762,664

13. Stock-Based Compensation

2017 Stock Option and Grant Plan

Legacy Q32 adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of March 31, 2026, there were no additional shares available for future grant under the 2017 Plan.

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

The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The number of shares of common stock initially available for issuance under the 2024 Plan was 2,839,888 shares of common stock. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1, beginning on January 1, 2025, by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of March 31, 2026, there were 2,130,724 shares available for future grant under the 2024 Plan.

2024 Employee Stock Purchase Plan

On March 15, 2024, Homology’s board of directors adopted and subsequently, Homology’s stockholders approved the Q32 Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”). The 2024 ESPP allows employees to buy Company stock through after-tax payroll deductions at a discount from market value. The 2024 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The number of shares of common stock initially available for issuance under the 2024 ESPP was 120,836 shares of common stock. The 2024 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by the lesser of 241,677 shares, a number of shares equal 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of March 31, 2026, there were 371,393 shares available for future grant under the 2024 ESPP.

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

There were no shares issued under the 2024 ESPP during the three months ended March 31, 2026 and 2025.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	2,186,531	$2.82	7.81	$1,567
Granted	86,135	$3.53
Exercised	—	$—
Cancelled	(8,584)	$17.63
Outstanding at March 31, 2026	2,264,082	$2.86	7.64	$8,365
Vested and expected to vest at March 31, 2026	2,264,082	$2.86	7.64	$8,365
Exercisable at March 31, 2026	1,230,591	$2.99	6.75	$4,522

The per share weighted-average grant date fair value of options granted in the three months ended March 31, 2026 was $2.73. The total fair value of options vested during the three months ended March 31, 2026 was $0.2 million. As of March 31, 2026, total unrecognized compensation costs to the unvested stock options were approximately $6.8 million, which is expected to be recognized over a weighted-average period of 1.1 years. The per share weighted-average exercise price of options cancelled in the three months ended March 31, 2026 of $17.63 was impacted by the Option Repricing (defined below).

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

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity during the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	317,213	$2.54
Granted	389,850	$4.50
Vested	(104,737)	$2.54
Forfeited	(3,000)	$2.54
Outstanding at March 31, 2026	599,326	$3.81

As of March 31, 2026, total unrecognized compensation costs to the unvested RSUs were approximately $2.4 million, which is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of RSUs vested during the three months ended March 31, 2026 was $0.3 million.

Stock-Based Compensation Expense

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model prior to the Option Repricing during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate range	3.79% — 3.83%	4.46%
Expected dividend rate	— %	— %
Expected term (years) range	5.23 — 6.11	5.23
Expected stock price volatility range	97.1% — 98.6%	95.8%

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

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$187	$265
General and administrative	1,361	1,077
Total stock-based compensation expense	$1,548	$1,342

14. Agreements with Horizon

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

In October 2023, Amgen Inc. (“Amgen”) completed its acquisition of Horizon Therapeutics public limited company (“Horizon plc”). Following the acquisition, the Company agreed with Amgen to mutually terminate the Horizon Agreements. In November 2023, the Company and Horizon entered into a termination agreement (the “Horizon Termination Agreement”), pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, the Company retained all initial consideration and development funding received under the Horizon Collaboration Agreement and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, the Company agreed to pay Horizon regulatory and sales milestones payments upon the first achievement of certain regulatory and sales milestones with respect to bempikibart. All amounts previously recognized as revenue were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the Horizon Collaboration Agreement.

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

15. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three months ended March 31, 2026 and 2025 related to services provided by these investors and board members.

No amounts were due to related parties at March 31, 2026 or December 31, 2025.

16. Income Taxes

The Company did not record a tax provision or benefit for the three months ended March 31, 2026 and 2025.

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

17. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, including the shares of common stock underlying the pre-funded warrants, for the three months ended March 31, 2026. Shares of common stock issuable upon exercise of the pre-funded warrants are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date.

In computing diluted net loss per share, only potential shares of common stock that are dilutive are included. For the three months ended March 31, 2026 and 2025, the Company’s potentially dilutive securities, which include stock options, RSUs, warrants and pre-funded warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net loss-basic	$(7,609)	$(11,031)
Net loss-diluted	$(7,609)	$(11,031)
Denominator:
Weighted-average common shares outstanding-basic	14,095,371	12,197,615
Dilutive securities	—	—
Weighted-average common shares outstanding-diluted	14,095,371	12,197,615

Net loss per share-basic	$(0.54)	$(0.90)
Net loss per share-diluted	$(0.54)	$(0.90)

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	2,264,082	1,938,015
Restricted stock units	599,326	467,150
Warrants to purchase common stock	18,144	18,144
Pre-funded warrants to purchase common stock	1,025,654	—

18. Segment Reporting

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

The following table presents reportable segment net loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Direct research and development expense by program:
Bempikibart	$1,310	$2,764
ADX-097	—	569
Discovery and other	3	43
Personnel-related costs (excluding stock-based compensation)	2,691	4,549
Other G&A expenses	2,029	2,706
Interest income, net	(192)	(371)
Other segment items (1)	1,768	771
Total segment net loss	$7,609	$11,031

(1) Other segment items are included in order to reconcile to total segment net loss. Other segment items include non-cash items such as depreciation and amortization expense, stock-based compensation expense and the change in fair value of contingent value rights.

19. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of March 31, 2026 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of March 31, 2026 and events which occurred subsequently but were not recognized in the financial statements, and there were no material subsequent events requiring disclosure, except that subsequent to March 31, 2026, the Company sold 2,326,952 shares of common stock and received net proceeds of $13.8 million pursuant to the ATM under the Sales Agreement, and the Company filed an additional prospectus supplement with the SEC on April 24, 2026, pursuant to which the Company may offer and sell additional Shares having an aggregate offering price of up to $75 million pursuant to the Sales Agreement.

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

Overview

We are a clinical stage biotechnology company focused on developing innovative therapies for alopecia areata (“AA”) and other autoimmune and inflammatory diseases.

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

SIGNAL-AA Part A and SIGNAL-AD

In the SIGNAL-AA Part A clinical trial, patients with severe or very severe AA were dosed with 200mg subcutaneous (“SC”) bempikibart every two weeks for 24 weeks and followed for an additional 12 weeks following the end of treatment. At the 24-week endpoint, we observed more hair regrowth compared to placebo and evidence of durable responses in patients. The average hair regrowth across patients in the trial continued to improve from week 24 to week 36 despite patients being off therapy during the 12-week follow-up period.

Across the SIGNAL-AA and SIGNAL-AD trials, at the 200mg Phase 2a dose, we achieved our desired receptor occupancy (“RO”) and observed favorable pharmacokinetics (“PK”) / pharmacodynamic (“PD”) properties, consistent with those from the Phase 1 clinical trial. Minimal anti-drug antibodies (“ADAs”) were observed in the trials.

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

SIGNAL-AA Part B

In April 2025, we announced dosing of the first patients in Part B of the SIGNAL-AA Phase 2a clinical trial. The Part B portion of SIGNAL-AA is an open-label clinical trial dosing severe or very severe AA patients with a maximum duration of current episode of four years. Patients will be treated with bempikibart for 36 weeks, with follow-up out to 52 weeks. Dosing includes an initial loading regimen of 200mg of bempikibart dosed weekly for four doses, followed by a maintenance dose of 200mg every-other-week over a 32-week period for a total dosing period of 36 weeks. Efficacy will be evaluated on the basis of mean percentage change from baseline in Severity of Alopecia Tool (“SALT”) scores as well as the proportion of subjects achieving various relative and absolute SALT score improvements at week 36, with follow-up through week 52. The trial is intended to support advancement into pivotal trials upon completion, pending review of the results.

We announced completion of enrollment in the SIGNAL-AA Part B clinical trial in October 2025. We enrolled 33 patients in the SIGNAL-AA Part B trial and dosing remains ongoing. We expect to report 36-week topline data from the SIGNAL-AA Part B trial in mid-2026.

Following completion of the SIGNAL-AA Part B trial through 52 weeks, eligible patients can enter an open-label extension (“OLE”) period to enable longer-term follow-up and continued dosing. The first patient has been dosed in the OLE portion of Part B.

Part A OLE of the SIGNAL-AA Phase 2a clinical trial

In April 2025, we announced the initiation of an OLE trial for eligible patients that completed Part A to enable longer-term follow-up of patients. The OLE trial is complete, and we intend to report findings from the trial with the Part B 36-week topline results in mid-2026.

Fast Track designation

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

Figure 1: Our Development Pipeline

Financing Updates

Entry into ATM Offering Program

On March 27, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), with respect to an at-the-market (“ATM”) offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Shares”), through the Sales Agent. The Shares to be offered and sold under the Sales Agreement, if any, will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-286491), which was filed with the Securities and Exchange Commission (“SEC”) on April 11, 2025 and declared effective by the SEC on April 21, 2025. We filed a prospectus supplement with the SEC on March 27, 2026, pursuant to which we may offer and sell Shares having an aggregate offering price of up to $14.2 million pursuant to the Sales Agreement. There were no shares of common stock sold pursuant to the ATM during the three months ended March 31, 2026. On March 31, 2026, there remained $14.2 million of common stock available for sale under the ATM. Subsequent to March 31, 2026, we sold 2,326,952 shares of common stock and received net proceeds of $13.8 million pursuant to the ATM, and we also filed an additional prospectus supplement with the SEC on April 24, 2026, pursuant to which we may offer and sell additional Shares having an aggregate offering price of up to $75 million pursuant to the Sales Agreement.

Registered Direct Offering

On February 17, 2026, we entered into a definitive agreement for the issuance and sale of 1,666,679 shares of common stock and pre-funded warrants to purchase up to 1,025,654 shares of common stock at an offering price of $3.90 per share of common stock, which was the closing price per share of our common stock on Nasdaq on February 13, 2026, and $3.8999 per pre-funded warrant, which represents the price per share for the common stock less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants may be exercised at any time until the pre-funded warrants are exercised in full. The issuance of the shares was completed on February 19, 2026. We received net proceeds of $10.4 million pursuant to the registered direct offering.

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

In October 2023, Amgen Inc. (“Amgen”) completed the acquisition of Horizon Therapeutics public limited company (“Horizon plc”). Following the acquisition, Legacy Q32 agreed with Amgen to mutually terminate the Horizon Agreements. In November 2023, Legacy Q32 entered into a termination agreement with Horizon (the “Horizon Termination Agreement”), pursuant to which Horizon’s option to acquire the bempikibart program was terminated. As a result, Legacy Q32 retained the initial consideration and development funding received under the Horizon Collaboration Agreement and regained full development and commercial rights to bempikibart. In consideration for the Horizon Termination Agreement, Legacy Q32 agreed to pay Horizon regulatory and sales milestone payments upon the first achievement of certain regulatory and sales milestones with respect to bempikibart. All amounts previously recognized were reversed in the fourth quarter of 2023 and a refund liability was established for the $55.0 million cash received during the term of the Horizon Collaboration Agreement.

On November 7, 2025, we entered into an amendment to the Horizon Termination Agreement (the “Amgen Amendment”) with Amgen pursuant to which we issued Horizon a one-time equity grant of 553,695 shares of our common stock as full consideration of the milestone payments under the Horizon Termination Agreement. Following the transactions contemplated by the Amgen Amendment, we have no remaining obligations to Amgen, including with respect to the regulatory and sales-based milestone payments set forth in the Horizon Collaboration Agreement. Therefore, we derecognized the refund liability previously recorded for the $55.0 million of cash received under the Horizon Collaboration Agreement and recognized collaboration arrangement revenue for the difference between the equity issuance, and the refund liability as the consideration was no longer constrained.

Financial Overview

As of March 31, 2026, we had cash and cash equivalents of $50.8 million. We expect that our cash and cash equivalents, combined with proceeds received under the ATM subsequent to March 31, 2026, and guaranteed near-term milestone payments from the ADX-097 Asset Sale, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

Components of Results of Operations

Revenue

Since inception, we have not generated any revenue from product sales, and our management does not expect to generate any revenue from the sale of products in the foreseeable future.

We have recognized collaboration arrangement revenue in prior years as a result of the Horizon Agreements and later, the Horizon Termination Agreement and Amgen Amendment. Refer to Note 14 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details.

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

Other Income

Other income consists of interest income primarily earned on money market fund accounts and interest expense related to our debt obligations.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$3,218	$7,124	$(3,906)
General and administrative	4,504	5,104	(600)
Total operating expenses	7,722	12,228	(4,506)
Loss from operations	(7,722)	(12,228)	4,506
Other income	113	1,197	(1,084)
Total other income	113	1,197	(1,084)
Net loss and comprehensive loss	$(7,609)	$(11,031)	$3,422

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$1,310	$2,764	$(1,454)
ADX-097	—	569	(569)
Discovery and other	3	43	(40)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	1,347	2,985	(1,638)
Indirect research and development expense	558	763	(205)
Total research and development expenses	$3,218	$7,124	$(3,906)

Research and development expenses were $3.2 million for the three months ended March 31, 2026, compared to $7.1 million for the three months ended March 31, 2025. The decrease of $3.9 million was primarily due to a decrease of $1.5 million in spend related to our bempikibart program due to higher costs in the prior year as we were incurring close-out costs related to our SIGNAL-AD clinical trial, as well as a decrease of $0.6 million in direct research and development expenses due to the sale of ADX-097 to Akebia in November 2025.

The decrease in personnel-related and consultant costs was primarily related to lower headcount as compared to the prior year resulting from the corporate restructuring in February 2025. Personnel-related and consultant costs for the three months ended March 31, 2026 and 2025 included stock-based compensation expense of $0.2 million and $0.3 million, respectively.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended March 31, 2026, compared to $5.1 million for the three months ended March 31, 2025. The decrease of $0.6 million was primarily due to lower legal and consulting costs as compared to the prior year.

Other Income

Other income was $0.1 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025. The decrease of $1.1 million was primarily related to a gain recorded in the prior year for the change in fair value of the CVR liability of $1.0 million, as well as higher interest income in the prior year due to a higher average cash balance for the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily from proceeds from the sales of our convertible preferred stock and convertible notes, as well as proceeds from our venture debt, the ADX-097 Asset Sale, the Horizon Collaboration Agreement, the Merger with Homology and accompanying Pre-Closing Financing. From inception through March 31, 2026, we raised $136.0 million in aggregate cash proceeds, net of issuance costs, from the sales of our convertible preferred stock and convertible notes. In addition, we received $55.0 million in payments under the Horizon Collaboration Agreement, $12.5 million in proceeds from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology, $42.0 million pursuant to the Pre-Closing Financing, $7.0 million pursuant to the ADX-097 Asset Sale and $10.4 million, net of issuance costs, from the issuance of common stock and pre-funded warrants in a Registered Direct Offering. As of March 31, 2026, we had cash and cash equivalents of $50.8 million.

Going Concern

We have incurred significant operating losses since inception and, as of March 31, 2026, had an accumulated deficit of $212.6 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of March 31, 2026, we had cash and cash equivalents of $50.8 million. We expect that our cash and cash equivalents as of March 31, 2026, combined with proceeds received under the ATM subsequent to March 31, 2026, and guaranteed near-term milestone payments from the ADX-097 Asset Sale, will be sufficient to fund our operations to into the first half of 2028. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(6,343)	$(12,482)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	8,797	—
Increase/(decrease) in cash, cash equivalents and restricted cash	$2,454	$(12,482)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the three months ended March 31, 2026, net cash used in operating activities was $6.3 million, which was primarily utilized for the funding of our operating expenses of $7.7 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart program. Non-cash expenses include stock-based compensation expense of $1.5 million, non-cash lease expenses of $0.2 million and depreciation expense of $0.1 million. The change in net operating assets and liabilities was primarily attributable to a decrease in accrued expenses and other current liabilities of $0.5 million, a decrease in accounts payable of $0.2 million and a decrease in the operating lease liability of $0.2 million, partially offset by a decrease in prepaid expenses and other current assets of $0.3 million.

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

Investing Activities

There was no net cash used in or provided by investing activities for the three months ended March 31, 2026 or 2025.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities consisted of $10.4 million of proceeds from the issuance of common stock in the Registered Direct Offering, slightly offset by payments of $1.6 million of principal payments made pursuant to our venture debt. There was no net cash used in or provided by financing activities for the three months ended March 31, 2025.

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

We believe that, based on our current operating plan, our existing cash and cash equivalents, combined with proceeds received under the ATM subsequent to March 31, 2026, and guaranteed near-term milestone payments from the ADX-097 Asset Sale, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Lease Obligations

We lease space under an operating lease for administrative offices and lab space in Waltham, Massachusetts, which expires in December 2031.

The following table summarizes our contractual obligations and commitments as of March 31, 2026 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$6,789	$3,399	$3,390	$—

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

Our critical accounting policies are described under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies during the three months ended March 31, 2026 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring operating losses since inception. Our net loss for the three months ended March 31, 2026 and 2025 was $7.6 million and $11.0 million, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $212.6 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

In addition, our expenses will increase if, among other things, we are required by the FDA or other regulatory authorities to perform trials or studies in addition to, or different than, those that we currently anticipate, there are any delays in completing our clinical trials or the development of any product candidates, or there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We will continue to incur costs associated with operating as a public company. We will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash and cash equivalents, combined with proceeds received under the ATM subsequent to March 31, 2026, and guaranteed near-term milestone payments from the ADX-097 Asset Sale, should be sufficient to fund our operations into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
•
development and timely delivery of clinical and commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch, respectively;
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

We previously completed a Phase 1 clinical trial of ADX-097 in healthy volunteers and initiated a Phase 2 clinical trial of this candidate. However, in November 2025, we sold to Akebia substantially all of our assets related to the research, development, manufacture and commercialization of ADX-097. Following the sale, Akebia is now responsible for any future development and commercialization of ADX-097.

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

We are dependent on patents rights, know-how and proprietary technology licensed from third parties. In particular, we depend substantially on our license agreement with Bristol Myers Squibb Company (“BMS”), under which we in-license patent rights and know-how that cover bempikibart (the “BMS Agreement”). For more information regarding the BMS Agreement, please see the section titled “Business– Collaboration and License Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025. We may also enter into additional agreements with third parties in the future.

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

Also, there are detailed rules and requirements regarding the patents that may be submitted to the FDA for listing in the Licensed Biological Products with Reference Product Exclusivity and Biosimilarity or Interchangeability Evaluations (the “Purple Book”), a searchable, online database that contains information about biological products, including biosimilar and interchangeable biological products, licensed (approved) by the FDA under the Public Health Service Act. We may be unable to obtain patents covering our product candidates that contain one or more claims that satisfy the requirements for listing in the Purple Book. Even if we submit a patent for listing in the Purple Book, the FDA may decline to list the patent, or a manufacturer of generic drugs may challenge the listing. If any of our product candidates are approved and patents covering such product candidates are not listed in the Purple Book, a manufacturer of generic drugs would not have to provide advance notice to us of any abbreviated new drug application filed with the FDA to obtain permission to sell a generic version of such product candidates.

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
•
patents, should they issue, that we own or license, may not provide us with any competitive advantages, or may be challenged and held invalid or unenforceable;
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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of bempikibart or other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See the section titled “Business-Government Regulation-Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize product candidates.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See the section titled “Business-Government Regulation-Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of the laws that may affect our ability to operate.

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

We intend to seek approval to market bempikibart and other product candidates in both the U.S. and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for such product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See the sections titled “Business-Government Regulation-Coverage and Reimbursement” and “-Regulation in the EU” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize our product candidates.

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

In addition, we currently rely on foreign CROs and CDMOs, including WuXi Biologics (“WuXi”), and will likely continue to rely on foreign CROs and CDMOs in the future. On December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern” (“BCCs”), and from expending federal loan or grant funds for such equipment or services. While WuXi is not currently listed as a BCC, earlier legislative drafts of the BIOSECURE Act explicitly identified WuXi as a BCC; and also on December 18, 2025, the chairmen of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi be added to the Department of Defense’s 1260H list, which would result in WuXi being designated as a BCC.

If WuXi, or any other current or future vendors with which we work are designated as BCCs, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all. In addition, BIOSECURE-related restrictions could adversely affect our ability to obtain U.S. government funding, enter into collaborations with parties that receive federal funds, attract investment, or ultimately commercialize any product candidates, which could materially harm our business, financial condition, and prospects. Although the BIOSECURE Act includes certain exceptions, waivers, and safe harbors, including a transition period for existing contracts following the issuance of implementing regulations, these provisions may be limited in scope, subject to agency interpretation, or unavailable in particular circumstances. In addition, the BIOSECURE Act has not yet been fully implemented through final regulations, and the manner in which U.S. government agencies will interpret and enforce these restrictions remains uncertain. Any additional executive action, legislative action or potential sanctions with China could materially impact any Chinese vendor that we use and our agreements with them. In addition, foreign CDMOs may be subject to sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to manufacture our product candidates.

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

We, and third parties with whom we work, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the sections titled “Business-Government Regulation-Data Privacy and Security” and “Other Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed description of the laws that may affect our ability to operate.

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

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

As of March 31, 2026, we had 22 full-time employees, including 3 who hold Ph.D. degrees and 1 who holds an M.D. degree; 11 employees are engaged in research and development and 11 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to focus the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve had raised interest rates multiple times in response to concerns about inflation until recently, and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, President Trump has stated that he intends to use other authorities to maintain historically elevated tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the United States and the various countries, in light of the U.S. Supreme Court’s February 20, 2026 decision, is not yet clear. While pharmaceutical end-products are currently excluded from certain tariffs, current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (“APIs”), raw materials, laboratory equipment and research materials and components. In addition, the U.S. Department of Commerce is conducting a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the EU have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including civil or political unrest or military conflicts such as between Russia and Ukraine, between the U.S. and Iran in the Middle East and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and commodity prices and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

If existing stockholders of Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of March 31, 2026, we had 14,629,463 shares of common stock outstanding. Stockholders are not restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

As of March 31, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 63.1% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

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

Our certificate of incorporation and bylaws and the provisions under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our management.

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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. We qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and in our other periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we identify, or if our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and the market price of our common stock may decline as a result.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended March 31, 2026.

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

3.5	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed December 18, 2020 (File No. 001-38433)).
4.1*	Form of Amendment No. 1 to Pre-Funded Warrant.
10.1

Controlled Equity OfferingSM Sales Agreement, dated March 27, 2026, by and between Q32 Bio Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 27, 2026 (File No. 001-38433)).

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

Q32 BIO INC.

Date: May 5, 2026	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: May 5, 2026	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President