Form 10-Q
period 2026-06-30
Q32 Bio Inc.
filed 2026-08-05
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 29,769,466 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our estimates of and anticipated use of our existing cash and cash equivalents;
•
the progress, scope or timing of the development of our product candidates;
•
our expectations surrounding the potential safety, efficacy, regulatory, preclinical and clinical progress of our product candidates, including bempikibart, and our anticipated milestones, timing of anticipated registrational trials, and timing of data readouts;
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
•
the impacts of changes in the policies or regulations of the U.S. Food and Drug Administration or comparable foreign regulatory authorities regarding development, approval, and marketing of products;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$106,270	$48,297
Prepaid expenses and other current assets	3,376	6,753
Total current assets	109,646	55,050
Property and equipment, net	804	979
Right-of-use asset, operating leases	4,770	5,100
Restricted cash and restricted cash equivalents	647	647
Total assets	$115,867	$61,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,565	$879
Accrued expenses and other current liabilities	3,836	4,232
Venture debt, current portion	—	6,235
Total current liabilities	5,401	11,346
Lease liability, net of current portion	4,561	4,943
Venture debt, net of current portion	—	3,473
Total liabilities	9,962	19,762
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized, 23,736,600 and 12,858,047 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	327,450	247,005
Accumulated deficit	(221,548)	(204,993)
Total stockholders’ equity	105,905	42,014
Total liabilities and stockholders’ equity	$115,867	$61,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,259	$5,161	$7,477	$12,286
General and administrative	4,859	4,010	9,363	9,114
Total operating expenses	9,118	9,171	16,840	21,400
Loss from operations	(9,118)	(9,171)	(16,840)	(21,400)
Loss on extinguishment of debt	(147)	—	(147)	—
Other income (expense), net	319	(318)	432	880
Total other income (expense), net	172	(318)	285	880
Net loss and comprehensive loss	$(8,946)	$(9,489)	$(16,555)	$(20,520)
Net loss per share—basic and diluted	$(0.44)	$(0.78)	$(0.96)	$(1.68)
Weighted-average common shares—basic and diluted	20,342,345	12,197,615	17,265,864	12,197,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	12,197,615	$2	$240,487	$(234,814)	$5,675
Stock-based compensation expense	—	—	1,342	—	1,342
Net loss	—	—	—	(11,031)	(11,031)
Balance as of March 31, 2025	12,197,615	$2	$241,829	$(245,845)	$(4,014)
Stock-based compensation expense	—	—	1,268	—	1,268
Net loss	—	—	—	(9,489)	(9,489)
Balance as of June 30, 2025	12,197,615	$2	$243,097	$(255,334)	$(12,235)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	12,858,047	$2	$247,005	$(204,993)	$42,014
Issuance of common stock and pre-funded warrants in Registered Direct Offering, net of issuance costs	1,666,679	—	10,360	—	10,360
Issuance of common stock from RSU vesting	104,737	—	—	—	—
Stock-based compensation expense	—	—	1,548	—	1,548
Net loss	—	—	—	(7,609)	(7,609)
Balance as of March 31, 2026	14,629,463	$2	$258,913	$(212,602)	$46,313
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	6,725,000	1	53,354	—	53,355
Issuance of common stock pursuant to at-the-market offering, net of discounts and issuance costs	2,326,952	—	13,494	—	13,494
Issuance of common stock from option exercises	55,185	—	4	—	4
Stock-based compensation expense	—	—	1,685	—	1,685
Net loss	—	—	—	(8,946)	(8,946)
Balance as of June 30, 2026	23,736,600	$3	$327,450	$(221,548)	$105,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,555)	$(20,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance costs, net of accrued interest	(34)	97
Depreciation expense	175	210
Stock-based compensation expense	3,233	2,610
Non-cash lease expense	330	306
Loss on extinguishment of venture debt	147	—
Loss on impairment of equity investment	—	74
Change in fair value of CVR liability	—	(374)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,377	420
Other noncurrent assets	—	(454)
Accounts payable	686	(2,079)
Operating lease liability	(340)	(300)
Accrued expenses and other current liabilities	(437)	(3,123)
Net cash used in operating activities	(9,418)	(23,133)
Cash flows from investing activities:
Net cash provided by investing activities	—	—
Cash flows from financing activities:
Principal payments on venture debt	(3,125)	—
Payoff of venture debt	(6,696)	—
Proceeds from issuance of common stock and pre-funded warrants in Registered Direct Offering, net of issuance costs	10,360	—
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of issuance costs	53,354	—
Proceeds from issuance of common stock pursuant to at-the-market offering, net of discounts and issuance costs	13,494	—
Proceeds from option exercises	4	—
Net cash provided by financing activities	67,391	—
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	57,973	(23,133)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	48,944	78,612
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$106,917	$55,479
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$408	$506
Deferred transaction costs included in accrued expenses and other current liabilities	$90	$—
Receivable from exercise of stock options	$150	$—

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

Follow-On Financing

On July 16, 2026, pursuant to a shelf registration statement on Form S-3 (File No. 333-297027), the Company completed a public offering (the “Follow-On Financing”) wherein the Company sold 6,027,399 shares of its common stock, par value $0.0001 per share (the “common stock”), at a public offering price of $18.25 per share and pre-funded warrants to purchase up to 4,931,506 shares of its common stock at a public offering price of $18.2499 per pre-funded warrant. The Company received net proceeds of $187.6 million from the Follow-On Financing, after deducting underwriting discounts and commissions and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,643,835 shares of its common stock at the public offering price of $18.25 per share, less underwriting discounts and commissions.

Private Placement

On May 28, 2026, the Company completed a private placement (the “Private Placement”) of its common stock and pre-funded warrants to purchase shares of common stock. The Company sold 6,725,000 shares of its common stock at a price of $8.00 per share and pre-funded warrants to purchase up to 150,000 shares of its common stock at a price of $7.9999 per pre-funded warrant and received net proceeds of $53.4 million, after deducting placement agent fees and other offering expenses (see Note 3 for details surrounding the accounting for the pre-funded warrants).

ATM Offering Program

On March 27, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), with respect to an at-the-market (“ATM”) offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through the Sales Agent. The shares offered and sold under the Sales Agreement are offered and sold pursuant to a shelf registration statement on Form S-3 (File No. 333-286491), which was filed with the SEC on April 11, 2025 and declared effective by the SEC on April 21, 2025 (the “2025 Shelf”). The Company filed a prospectus supplement with the SEC on March 27, 2026, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $14.2 million pursuant to the Sales Agreement. During the six months ended June 30, 2026, the Company sold 2,326,952 shares of its common stock and received gross proceeds of $14.2 million pursuant to the ATM. On April 24, 2026, the Company filed an additional prospectus supplement with the SEC, pursuant to which the Company may offer and sell additional shares having an aggregate offering price of up to $75 million pursuant to the Sales Agreement. As of June 30, 2026, there have been no shares sold under this additional prospectus supplement.

Registered Direct Offering

On February 19, 2026, pursuant to the 2025 Shelf, the Company sold 1,666,679 shares of its common stock at a price of $3.90 per share and pre-funded warrants to purchase up to 1,025,654 shares of its common stock at a price of $3.8999 per pre-funded warrant and received net proceeds of $10.4 million after deducting offering expenses (see Note 3 for details surrounding the accounting for the pre-funded warrants).

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

As of June 30, 2026, the Company had an accumulated deficit of $221.5 million and cash and cash equivalents of $106.3 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the six months ended June 30, 2026, the Company incurred a net loss of $16.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with GAAP and pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of June 30, 2026, and consolidated results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these unaudited condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to prepaid and accrued research and development expenses. The Company utilizes certain estimates to record expenses relating to research and development contracts. These contract estimates, which are primarily related to the length of service of each contract and the amount of service provided as of each measurement date, are determined by the Company based on input from internal project management, as well as from service providers. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

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

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$106,270	$54,832
Restricted cash and cash equivalents	647	647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$106,917	$55,479

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

3. Pre-Funded Warrants

On February 19, 2026, as part of the registered direct offering, the Company issued pre-funded warrants to purchase up to 1,025,654 shares of its common stock to a certain institutional investor at a price of $3.8999 per pre-funded warrant for gross proceeds of approximately $4.0 million. On May 28, 2026, as part of the Private Placement, the Company issued pre-funded warrants to purchase up to 150,000 shares of its common stock to a certain institutional investor at a price of $7.9999 per pre-funded warrant for gross proceeds of approximately $1.2 million. The pre-funded warrants have an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. As of June 30, 2026, the pre-funded warrants have not been exercised.

The Company classified the pre-funded warrants as a component of permanent equity in its condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares, cannot require cash settlement and permit the holder to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable any time after the original issuance date of the pre-funded warrants.

4. Sale of Asset

On November 28, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Q32 Bio Operations Inc., a wholly-owned subsidiary of the Company (“Q32 Bio Operations” and, together with the Company, the “Seller”), and Akebia Therapeutics, Inc. (“Akebia”) pursuant to which the Seller sold to Akebia substantially all of the Seller’s assets related to the research, development, manufacture and commercialization of ADX-097 (the “ADX-097 Asset Sale”). As consideration for the ADX-097 Asset Sale, the Company received an upfront payment of $7.0 million on November 28, 2025, and a payment of $3.0 million on the six-month anniversary of the closing, or May 28, 2026. The Company will also receive a near-term milestone payment of $2.0 million upon the earlier of achievement of the first milestone under the Asset Purchase Agreement or December 31, 2026. In addition to these payments, the Company is eligible to receive up to $580.0 million upon the achievement of additional specified milestones, including up to $92.5 million related to development and regulatory milestones and up to $487.5 million related to commercial milestones. The Company is also eligible to receive tiered royalties on potential future sales of ADX-097 ranging from low single-digit to mid-teen percentages of annual net sales. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.

The Company accounted for the transaction as an asset sale and recognized $11.7 million, comprised of $12.0 million in guaranteed upfront and near-term milestones less certain contractual offsets, as a gain on sale of asset included in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025. The guaranteed near-term milestone payments less certain contractual offsets of $4.8 million were recorded as a short-term receivable included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets, and as of June 30, 2026, the balance was $1.8 million. Any future milestones and royalties will be recognized when achieved.

On November 28, 2025, in connection with the ADX-097 Asset Sale, the Colorado License Agreement (defined in Note 10) was amended and restated and all of the Company’s rights and obligations thereunder were transferred to Akebia.

5. Fair Value Measurements

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature. The carrying value of the Company’s term loan as of June 30, 2026 (see Note 11) approximated fair value based on interest rates currently available to the Company.

The tables below present information about the Company’s assets that are regularly measured and carried at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets measured at fair value on a recurring basis as of June 30, 2026 are summarized as follows (in thousands):

Description	Balance as of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$104,641	$104,641	$—	$—
Total cash equivalents	$104,641	$104,641	$—	$—
Total financial assets	$104,641	$104,641	$—	$—

Financial assets measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$46,941	$46,941	$—	$—
Total cash equivalents	$46,941	$46,941	$—	$—
Total financial assets	$46,941	$46,941	$—	$—

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

For the portion of the CVR liability related to Homology's HMI-103, HMI-204, capsids and AAVHSC platform, the Company's fair value assessment includes judgments around the probability of progressing the in-process research and development assets. As of June 30, 2026, the Company's assessment resulted in a CVR liability of zero.

During the three and six months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the three and six months ended June 30, 2026 and 2025.

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

7. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	351
Computer equipment	89	89
Leasehold improvements	1,001	1,001
Total property and equipment	2,823	2,823
Less accumulated depreciation	(2,019)	(1,844)
Property and equipment, net	$804	$979

Depreciation expense was approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2026, and $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2025. No impairment losses occurred in the three and six months ended June 30, 2026 and 2025. The Company had no losses on disposal of fixed assets for the three and six months ended June 30, 2026 and 2025.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	June 30, 2026	December 31, 2025
Amounts due under Asset Purchase Agreement	$1,837	$4,837
Payroll tax credit	555	555
Prepaid expenses	757	813
Prepaid external research and development	118	528
Deferred transaction costs	90	—
Other	19	20
Total prepaid expenses and other current assets	$3,376	$6,753

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation and related expenses	$1,492	$2,486
Accrued professional services and other	861	591
Accrued external research and development	748	462
Operating lease liability, current	735	693
Total accrued expenses and other current liabilities	$3,836	$4,232

10. Commitments and Contingencies

As of June 30, 2026, the Company had ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

Operating lease

In 2021, the Company entered into a long-term operating lease agreement for its current corporate headquarters in Waltham, Massachusetts (“headquarters lease”). The headquarters lease provides approximately 15,000 square feet for general office use and research lab facilities. The headquarters lease commencement date was January 1, 2022 and the lease term ends in December 2031. The Company has an option to extend the headquarters lease term for an additional five years. The initial rent for the office space is approximately $1.0 million per year, increasing every year by 3% for total aggregate payment of $11.1 million. Upon the commencement date, the Company established a right-of-use asset and lease liability on the condensed consolidated balance sheet. As part of the agreement, the Company arranged for a letter of credit for $0.6 million as security for the headquarters lease, which is considered restricted cash and included as restricted cash and restricted cash equivalents in the condensed consolidated balance sheet. The Company received $0.4 million in a tenant improvement allowance that was applied against the right-of-use asset.

As of June 30, 2026, the Company’s headquarters lease had a weighted-average remaining lease term of 5.50 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,770	$5,100
Total operating lease right-of-use assets	$4,770	$5,100
Liabilities:
Current:
Operating lease liabilities	$735	$693
Noncurrent:
Operating lease liabilities, net of current portion	4,561	4,943
Total operating lease liabilities	$5,296	$5,636

The following table summarizes operating lease costs for the six months ended June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
Fixed lease costs	$546	$530
Variable lease costs	270	386
Total lease costs	$816	$916

Variable lease costs were primarily related to operating expenses, taxes and insurance associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of June 30, 2026 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2026	$546
2027	1,124
2028	1,158
2029	1,193
Thereafter	2,495
Total minimum lease payments	6,516
Less imputed interest	(1,220)
Total lease liability	$5,296
Lease liability, current portion	735
Lease liability, net of current portion	4,561
Total	$5,296

License Agreements

License Agreement with the University of Colorado

In August 2017, the Company entered into an exclusive license agreement, as amended in February 2018, September 2018, and April 2019 (the “Colorado License Agreement”), with The Regents of the University of Colorado (“Colorado”), pursuant to which the Company obtained worldwide, royalty-bearing, sublicensable licenses under certain patents and know-how owned by Colorado and Medical University of South Carolina (“MUSC”) relating to the research, development and commercialization of ADX-097. The licenses granted to the Company were exclusive with respect to certain patent families and know-how and non-exclusive with certain other patent families and know-how. The licenses granted to the Company were also subject to certain customary retained rights of Colorado and MUSC and rights of the United States government owing to federal funding giving rise to inventions covered by the licensed patents. The Company agreed to use commercially reasonable efforts to develop, manufacture and commercialize ADX-097, including by using commercially reasonable efforts to achieve specified development and regulatory milestones by specified dates.

In addition, the Company agreed to pay Colorado (i) development and sales milestone payments in an aggregate amount of up to $2.2 million per licensed product for the first three products, (ii) tiered royalty rates on cumulative net sales of licensed products in the low single digit percentages, (iii) 15% of sublicense income and (iv) ongoing fees associated with the prosecution, maintenance, or filing of the licensed patents. The Company’s obligation to pay royalties to Colorado would commence, on a licensed product-by-licensed product and country-by-country basis, from the first commercial sale of a licensed product in any country and expires on the later of (a) the last to expire valid claim within the licensed patents covering such licensed product in such country, and (b) 20 years following the effective date of the Colorado License Agreement, or April 2037 (the “Royalty Term”).

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

In July 2024, the Company made a $4.0 million development milestone payment to BMS and recorded it as research and development expenses. As of June 30, 2026, no further events have occurred that would require payment of milestones, royalties or sublicense fees.

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

11. Debt

Venture Debt

In December 2020, the Company entered into a Loan and Security Agreement, as amended in June 2022, August 2022, December 2022, April 2023, July 2023, November 2023, March 2024 and July 2024 (the “Loan Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) for a lending facility of up to $25.0 million. The Company received $5.0 million upon execution of the Loan Agreement which it repaid in July 2023, a $5.5 million term loan advance in July 2023 and a $7.0 million term loan advance in March 2024. On June 24, 2026, the Company paid off the remaining balance in the amount of approximately $6.8 million under the Loan Agreement, pursuant to a letter between the Company and SVB dated June 24, 2026 and recognized a loss on extinguishment of debt of $0.1 million in the six months ended June 30, 2026. Accordingly, the Loan Agreement has been terminated.

The term loan bore interest at an annual rate equal to the greater of the prime rate minus 0.25% or 8.00%. The Loan Agreement provided for interest-only payments until July 1, 2025, followed by 24 equal monthly payments of principal plus interest. The loan was scheduled to mature on July 1, 2027. In addition, the Company paid a fee of $0.1 million upon entering into the Loan Agreement and was required to pay a fee of 3.5% of the aggregate amount of advances under the Loan Agreement at maturity.

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

Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2026 and $0.3 million and $0.6 million for the three and six months ended June 30, 2025. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 8.77% and 9.45%, respectively, at each of June 30, 2026 and December 31, 2025. The components of the long-term debt balance are as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount of term loans	$—	$9,375
Unamortized debt discount and issuance costs	—	333
Carrying amount	—	9,708
Less current portion	—	(6,235)
Long-term debt, net	$—	$3,473

12. Common Stock

As of June 30, 2026, the Company’s Restated Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of June 30, 2026	As of December 31, 2025
Shares available for future issuance under the 2024 Stock Incentive Plan	2,087,241	1,997,963
Shares available for future issuance under the 2024 Employee Stock Purchase Plan	371,393	242,813
Shares reserved for stock option exercises	2,252,380	2,186,531
Shares reserved for vesting of restricted stock units	599,326	317,213
Shares reserved for pre-funded warrants	1,175,654	—
Shares reserved for warrants	18,144	18,144
	6,504,138	4,762,664

13. Stock-Based Compensation

2017 Stock Option and Grant Plan

Q32 Bio Operations Inc. (previously named Q32 Bio Inc. and referred to herein as Legacy Q32) adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of June 30, 2026, there were no additional shares available for future grant under the 2017 Plan.

2024 Stock Option and Incentive Plan

The Company’s 2024 Stock Option and Incentive Plan (the “2024 Plan”) became effective on March 25, 2024, and serves as successor to the 2017 Plan, as well as the Homology 2015 Stock Incentive Plan and the Homology 2018 Plan. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1 by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of June 30, 2026, there were 2,087,241 shares available for future grant under the 2024 Plan.

2024 Employee Stock Purchase Plan

The Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”) became effective on March 25, 2024. The 2024 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1 by the lesser of 241,677 shares, a number of shares equal 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of June 30, 2026, there were 371,393 shares available for future grant under the 2024 ESPP.

There were no shares issued under the 2024 ESPP during the six months ended June 30, 2026 and 2025.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	2,186,531	$2.82	7.81	$1,567
Granted	172,743	$8.10
Exercised	(55,185)	$2.79
Cancelled	(51,709)	$7.17
Outstanding at June 30, 2026	2,252,380	$3.19	7.53	$21,614
Vested and expected to vest at June 30, 2026	2,252,380	$3.19	7.53	$21,614
Exercisable at June 30, 2026	1,680,526	$2.86	7.31	$16,709

The per share weighted-average grant date fair value of options granted in the six months ended June 30, 2026 was $6.64. The total fair value of options vested during the six months ended June 30, 2026 was $1.3 million. As of June 30, 2026, total unrecognized compensation costs to the unvested stock options were approximately $6.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. The per share weighted-average exercise price of options cancelled in the six months ended June 30, 2026 of $7.17 was impacted by the Option Repricing (defined below).

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

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general, RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	317,213	$2.54
Granted	389,850	$4.50
Vested	(104,737)	$2.54
Forfeited	(3,000)	$2.54
Outstanding at June 30, 2026	599,326	$3.81

As of June 30, 2026, total unrecognized compensation costs to the unvested RSUs were approximately $1.9 million, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of RSUs vested during the six months ended June 30, 2026 was $0.3 million.

Stock-Based Compensation Expense

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model prior to the Option Repricing during the three months ended June 30, 2026 and the six months ended June 30, 2026 and 2025 were as follows (there were no stock options granted during the three months ended June 30, 2025):

	Three Months Ended	Six Months Ended June 30,
	June 30, 2026	2026	2025
Risk-free interest rate range	4.24%	3.79% — 4.24%	4.46%
Expected dividend rate	— %	— %	— %
Expected term (years) range	5.5	5.23 — 6.11	5.23
Expected stock price volatility range	112.3%	97.1% — 112.3%	95.8%

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

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$219	$280	$405	$545
General and administrative	1,467	988	2,828	2,065
Total stock-based compensation expense	$1,686	$1,268	$3,233	$2,610

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

15. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three and six months ended June 30, 2026 and 2025 related to services provided by these investors and board members.

No amounts were due to related parties at June 30, 2026 or December 31, 2025.

16. Income Taxes

The Company did not record a tax provision or benefit for the three and six months ended June 30, 2026 and 2025.

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

17. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, including the shares of common stock underlying the pre-funded warrants, for the three and six months ended June 30, 2026. Shares of common stock issuable upon exercise of the pre-funded warrants are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date.

In computing diluted net loss per share, only potential shares of common stock that are dilutive are included. For the three and six months ended June 30, 2026 and 2025, the Company’s potentially dilutive securities, which include stock options, RSUs, warrants and pre-funded warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net loss-basic	$(8,946)	$(9,489)	$(16,555)	$(20,520)
Net loss-diluted	$(8,946)	$(9,489)	$(16,555)	$(20,520)
Denominator:
Weighted-average common shares outstanding-basic	20,342,345	12,197,615	17,265,864	12,197,615
Dilutive securities	—	—	—	—
Weighted-average common shares outstanding-diluted	20,342,345	12,197,615	17,265,864	12,197,615

Net loss per share-basic	$(0.44)	$(0.78)	$(0.96)	$(1.68)
Net loss per share-diluted	$(0.44)	$(0.78)	$(0.96)	$(1.68)

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	2,252,380	1,900,088	2,252,380	1,900,088
Restricted stock units	599,326	464,450	599,326	464,450
Warrants to purchase common stock	18,144	18,144	18,144	18,144
Pre-funded warrants to purchase common stock	1,175,654	—	1,175,654	—

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

The following table presents reportable segment net loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expense by program:
Bempikibart	$2,408	$1,807	$3,718	$4,571
ADX-097	—	914	—	1,483
Discovery and other	12	46	15	89
Personnel-related costs (excluding stock-based compensation)	2,535	2,836	5,227	7,385
Other G&A expenses	2,372	2,156	4,400	4,938
Interest income, net	(246)	(284)	(438)	(655)
Other segment items (1)	1,865	2,014	3,633	2,709
Total segment net loss	$8,946	$9,489	$16,555	$20,520

(1) Other segment items are included in order to reconcile to total segment net loss. Other segment items include non-cash items such as depreciation and amortization expense, stock-based compensation expense and the change in fair value of contingent value rights.

19. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are available to be issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2026 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of June 30, 2026 and events which occurred subsequently but were not recognized in the financial statements, and there were no material subsequent events requiring disclosure, except that subsequent to June 30, 2026, the Company sold 6,027,399 shares of its common stock at a public offering price of $18.25 per share and pre-funded warrants to purchase up to 4,931,506 shares of its common stock at a public offering price of $18.2499 per pre-funded warrant and received net proceeds of $187.6 million, after deducting underwriting discounts and commissions and offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,643,835 shares of its common stock at the public offering price of $18.25 per share, less underwriting discounts and commissions.

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

SIGNAL-AA Part B

In April 2025, we announced dosing of the first patient in Part B of the SIGNAL-AA Phase 2a clinical trial. The Part B portion of SIGNAL-AA is an open-label clinical trial that enrolled 33 patients with severe or very severe AA (baseline Severity of Alopecia Tool (“SALT”) scores of 50-100), with a maximum duration of current episode of four years. Enrollment amongst patients with prior exposure to JAK inhibitor therapy was allowed; amongst the 33 enrolled patients, 36.4% had previously been treated with oral JAK inhibitors. Total enrollment exceeded the initial target due to patient demand. Patients are treated with bempikibart for 36 weeks, with off-drug follow-up through Week 52 before optional enrollment in an open-label extension (“OLE”). Dosing includes an initial loading regimen of 200mg of bempikibart dosed weekly for four doses, followed by a maintenance dose of 200mg every-other-week over a 32-week period for a total dosing period of 36 weeks. Across both regimens, bempikibart was administered subcutaneously.

Efficacy is evaluated on the basis of mean percentage change from baseline in SALT scores as well as the proportion of subjects achieving various relative and absolute SALT score improvements at week 36, with off-drug follow-up through week 52. The trial is intended to support advancement into pivotal trials upon completion, pending review of the results.

We announced completion of enrollment in the SIGNAL-AA Part B clinical trial in October 2025. In May 2026, we announced that the first patient had been dosed in the OLE portion of Part B.

In July 2026, we announced 36-week topline results from the SIGNAL-AA Part B trial. The prespecified primary efficacy analysis was evaluated on the basis of mean percentage change from baseline in SALT scores in the modified intent-to-treat (“mITT”) population at Week 36. Additional prespecified 36-week efficacy analyses included the proportion of patients achieving various relative and absolute SALT improvements including SALT-20 (80% of scalp hair coverage), SALT30 (30% improvement in SALT score from baseline), and SALT50 (50% improvement in SALT score from baseline) responses at Week 36, with off-drug follow-up through Week 52.

Key topline efficacy results from Part B of SIGNAL-AA at Week 36 include:

•
Mean percent reduction in SALT score from baseline of 35.3% in the mITT analysis.
•
40.0% (10/25) of patients in the mITT analysis and 30.3% (10/33) of patients in the intent-to-treat (“ITT”) analysis of all enrolled patients achieved a SALT20 response. Achievement of a SALT20 response was observed in patients with both severe and very severe disease.
•
44.0% (11/25) of patients in the mITT analysis and 33.3% (11/33) of patients in the ITT analysis achieved SALT30 response.
•
44.0% (11/25) of patients in the mITT and 33.3% (11/33) of patients in the ITT analysis achieved SALT50 response.
•
Early signs of durability in the off-drug period include maintenance or deepening of response in multiple patients including one who achieved complete hair growth (SALT = 0).

Bempikibart was observed to have a generally well-tolerated safety profile in SIGNAL-AA Part B, consistent with prior studies. No new safety signals were observed. There were no serious adverse events or Grade 3 or higher adverse events related to treatment. The most common treatment-emergent adverse event was injection site reaction (“ISR”) (36.3%) which were primarily singular events, with ISR incidence of 4% across all Part B dose administrations. All ISRs reported were mild and resolved with no intervention, with the majority resolving within a day.

Bempikibart demonstrated a favorable PK, pharmacodynamic and ADA profile in Part B. PK data from Part B support the loading dose regimen had its intended effect, achieving steady state concentrations approximately 10 weeks earlier than in Part A. Negligible ADA was observed in Part B.

The Part B off-drug follow-up period through Week 52 remains ongoing. We plan to report additional details from the Week 36 results as well as initial findings from Week 52 at a future medical meeting. Additionally, enrollment of eligible patients into the OLE remains ongoing. We expect to report completed OLE results in the second half of 2027.

We intend to advance bempikibart into a registration-directed program in the first half of 2027 following planned regulatory discussions later this year.

SIGNAL-AA Part A OLE

Following the emergence of Part A data suggesting durability of response in the off-drug follow-up from SIGNAL-AA Part A and given patient demand for continued dosing, we announced the initiation of an OLE in April 2025. The Part A OLE has been completed. Eight patients enrolled in the Part A OLE, spanning responders, non-responders, and placebo patients from the Part A treatment portion. Patients were off-drug for various time periods ranging from 26 to 55 weeks prior to re-dosing. In the Part A OLE, bempikibart continued to demonstrate a generally well-tolerated safety profile with longer-term dosing and no new safety issues. Patients who maintained hair at entry to the OLE were observed to have durable or further hair growth. In totality, the Part A OLE dataset supports the importance of a maintenance dosing regimen.

ADX-914-XL

In addition to bempikibart, we are also advancing ADX-914-XL, which is a half-life extended fully human anti-IL-7Rα antibody designed to re-regulate adaptive immune function by blocking IL-7 and TSLP signaling. Developed using half-life extension technology, ADX-914-XL is designed to provide the clinical activity and safety profile observed to date with bempikibart while offering an extended dosing schedule. ADX-914-XL is advancing in pre-clinical development.

ADX-097

ADX-097, a Phase 2 asset from our proprietary tissue-targeted complement inhibitor platform, is a humanized anti-C3d monoclonal antibody (“mAb”) fusion protein that completed Phase 1 clinical trials. In February 2025, we announced a corporate restructuring to focus on the advancement of bempikibart for the treatment of patients with AA. In November 2025, we sold to Akebia Therapeutics, Inc. (“Akebia”) substantially all of our assets related to the research, development, manufacture and commercialization of ADX-097 (the “ADX-097 Asset Sale”). Following the ADX-097 Asset Sale, Akebia is now responsible for any future development and commercialization of ADX-097. As consideration for the ADX-097 Asset Sale, we received an upfront payment of $7.0 million and a payment of $3.0 million on the six-month anniversary of the transaction. We will also receive a near-term milestone payment of $2.0 million upon the earlier of achievement of the first milestone under the Asset Purchase Agreement or December 31, 2026. In addition to these payments, we are eligible to receive up to $580 million upon the achievement of specified milestones, including up to $92.5 million related to development and regulatory milestones and up to $487.5 million related to commercial milestones. We are also eligible to receive tiered royalties on potential future sales of ADX-097 ranging from low single-digit to mid-teen percentages of annual net sales. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.

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

Corporate Updates

On July 16, 2026, pursuant to a shelf registration statement on Form S-3 (File No. 333-297027), we completed a public offering (the “Follow-On Financing”) wherein we sold 6,027,399 shares of our common stock, par value $0.0001 per share (the “common stock”), at a public offering price of $18.25 per share and pre-funded warrants to purchase up to 4,931,506 shares of our common stock at a public offering price of $18.2499 per pre-funded warrant. We received net proceeds of $187.6 million from the Follow-On Financing, after deducting underwriting discounts and commissions and offering expenses. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,643,835 shares of our common stock at the public offering price of $18.25 per share, less underwriting discounts and commissions.

On June 24, 2026, we paid off the remaining balance in the amount of approximately $6.8 million under our Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), pursuant to a Pay-Off Letter between us and SVB dated June 24, 2026. Accordingly, the Loan Agreement has been terminated.

On May 28, 2026, we completed a private placement (the “Private Placement”) of our common stock and pre-funded warrants to purchase shares of our common stock. We sold 6,725,000 shares of our common stock at a price of $8.00 per share and pre-funded warrants to purchase up to 150,000 shares of our common stock at a price of $7.9999 per pre-funded warrant and received net proceeds of $53.4 million, after deducting placement agent fees and other offering expenses.

On March 27, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), with respect to an at-the-market (“ATM”) offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through the Sales Agent. The shares offered and sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-286491), which was filed with the SEC on April 11, 2025 and declared effective by the SEC on April 21, 2025. We filed a prospectus supplement with the SEC on March 27, 2026, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $14.2 million pursuant to the Sales Agreement. During the six months ended June 30, 2026, we sold 2,326,952 shares of our common stock and received gross proceeds of $14.2 million pursuant to the ATM. On April 24, 2026, we filed an additional prospectus supplement with the SEC, pursuant to which we may offer and sell additional shares having an aggregate offering price of up to $75 million pursuant to the Sales Agreement. As of June 30, 2026, there have been no shares sold under this additional prospectus supplement.

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

Financial Overview

As of June 30, 2026, we had cash and cash equivalents of $106.3 million. We expect that our cash and cash equivalents as of June 30, 2026, combined with proceeds received from the Follow-On Financing subsequent to June 30, 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$4,259	$5,161	$(902)
General and administrative	4,859	4,010	849
Total operating expenses	9,118	9,171	(53)
Loss from operations	(9,118)	(9,171)	53
Loss on extinguishment of debt	(147)	—	(147)
Other income (expense), net	319	(318)	637
Total other income (expense), net	172	(318)	490
Net loss and comprehensive loss	$(8,946)	$(9,489)	$543

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$2,408	$1,807	$601
ADX-097	—	914	(914)
Discovery and other	12	46	(34)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	1,293	1,790	(497)
Indirect research and development expense	546	604	(58)
Total research and development expenses	$4,259	$5,161	$(902)

Research and development expenses were $4.3 million for the three months ended June 30, 2026, compared to $5.2 million for the three months ended June 30, 2025. The decrease in direct research and development expenses was primarily due to a decrease of $0.9 million in ADX-097 expenses due to the sale of ADX-097 to Akebia in November 2025, partially offset by an increase of $0.6 million in spend related to our bempikibart program due to increased manufacturing costs and nonclinical activities.

The decrease in personnel-related and consulting costs was primarily related to lower headcount as compared to the prior year resulting from the corporate restructuring in February 2025. Personnel-related and consulting costs for the three months ended June 30, 2026 and 2025 included stock-based compensation expense of $0.2 million and $0.3 million, respectively.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended June 30, 2026, compared to $4.0 million for the three months ended June 30, 2025. The increase of $0.9 million was primarily due to higher stock-based compensation expense and other operating expenses in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Loss on Extinguishment of Debt

On June 24, 2026, we paid off the remaining balance of our venture debt in the amount of approximately $6.8 million and recognized a loss on extinguishment of debt of $0.1 million in the three months ended June 30, 2026.

Other Income (Expense), Net

Other income was $0.3 million for the three months ended June 30, 2026, compared to other expense of $0.3 million for the three months ended June 30, 2025. The change of $0.6 million was primarily related to a loss recorded in the prior year for the change in fair value of the CVR liability.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$7,477	$12,286	$(4,809)
General and administrative	9,363	9,114	249
Total operating expenses	16,840	21,400	(4,560)
Loss from operations	(16,840)	(21,400)	4,560
Loss on extinguishment of debt	(147)	—	(147)
Other income	432	880	(448)
Total other income	285	880	(595)
Net loss and comprehensive loss	$(16,555)	$(20,520)	$3,965

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$3,718	$4,571	$(853)
ADX-097	—	1,483	(1,483)
Discovery and other	15	89	(74)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	2,640	4,776	(2,136)
Indirect research and development expense	1,104	1,367	(263)
Total research and development expenses	$7,477	$12,286	$(4,809)

Research and development expenses were $7.5 million for the six months ended June 30, 2026, compared to $12.3 million for the six months ended June 30, 2025. The decrease in direct research and development expenses was primarily due to a decrease of $1.5 million in ADX-097 expenses due to the sale of ADX-097 to Akebia in November 2025, as well as a decrease of $0.9 million in bempikibart development costs.

The decrease in personnel-related and consulting costs was primarily related to lower headcount in the six months ended June 30, 2026 as compared to the prior year associated with the Restructuring Plan in February 2025. Personnel-related and consulting costs for the six months ended June 30, 2026 and 2025 included stock-based compensation expense of $0.4 million and $0.5 million, respectively.

General and Administrative Expenses

General and administrative expenses were $9.4 million for the six months ended June 30, 2026, compared to $9.1 million for the six months ended June 30, 2025. The increase of $0.3 million was primarily due to higher stock-based compensation expense and other operating expenses in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, partially offset by lower corporate legal and audit fees.

Loss on Extinguishment of Debt

On June 24, 2026, we paid off the remaining balance of our venture debt in the amount of approximately $6.8 million and recognized a loss on extinguishment of debt of $0.1 million in the six months ended June 30, 2026.

Other Income

Other income was $0.4 million for the six months ended June 30, 2026, compared to $0.9 million for the six months ended June 30, 2025. Other income for the six months ended June 30, 2026 included interest income of $1.0 million, partially offset by interest expense related to our venture debt of $0.4 million, whereas other income for the six months ended June 30, 2025 included interest income of $1.3 million as well as a gain recorded for the change in fair value of the CVR liability of $0.4 million, partially offset by interest expense related to our venture debt of $0.6 million. The overall decrease in other income of $0.4 million was primarily related to higher interest income in the prior year due to higher interest rates as well as the gain recorded in the prior year for the change in fair value of the CVR liability.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily from proceeds from the sales of our convertible preferred stock and convertible notes, as well as proceeds from our venture debt, the ADX-097 Asset Sale, the Horizon Collaboration Agreement, the Merger with Homology and accompanying Pre-Closing Financing and the issuance of common stock and pre-funded warrants. From inception through June 30, 2026, we raised $136.0 million in aggregate cash proceeds, net of issuance costs, from the sales of our convertible preferred stock and convertible notes. In addition, we received $55.0 million in payments under the Horizon Collaboration Agreement, $12.5 million in proceeds from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology, $42.0 million pursuant to the Pre-Closing Financing, $10.0 million pursuant to the ADX-097 Asset Sale, $10.4 million, net of issuance costs, from the issuance of common stock and pre-funded warrants in a Registered Direct Offering, $13.5 million, net of issuance costs, from the issuance of common stock pursuant to the ATM and $53.4 million, net of issuance costs, from the issuance of common stock and pre-funded warrants in the Private Placement. As of June 30, 2026, we had cash and cash equivalents of $106.3 million.

Going Concern

We have incurred significant operating losses since inception and, as of June 30, 2026, had an accumulated deficit of $221.5 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of June 30, 2026, we had cash and cash equivalents of $106.3 million. We expect that our cash and cash equivalents as of June 30, 2026, combined with proceeds received from the Follow-On Financing subsequent to June 30, 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(9,418)	$(23,133)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	67,391	—
Increase/(decrease) in cash, cash equivalents and restricted cash	$57,973	$(23,133)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the six months ended June 30, 2026, net cash used in operating activities was $9.4 million, which was primarily utilized for the funding of our operating expenses of $16.8 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart program. Non-cash expenses include stock-based compensation expense of $3.2 million, non-cash lease expenses of $0.3 million and depreciation expense of $0.2 million. The change in net operating assets and liabilities was primarily attributable to a decrease in prepaid expenses and other current assets of $3.4 million and an increase in accounts payable of $0.7 million, partially offset by a decrease in accrued expenses and other current liabilities of $0.4 million and a decrease in the operating lease liability of $0.3 million.

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

Investing Activities

There was no net cash used in or provided by investing activities for the six months ended June 30, 2026 and 2025.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities consisted of $53.4 million of proceeds from the issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs, $13.5 million of proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs, $10.4 million of proceeds from the issuance of common stock and pre-funded warrants in the Registered Direct Offering, slightly offset by $6.7 million for the payoff of the remaining balance on our venture debt and payments of $3.1 million of principal payments made pursuant to our venture debt. For the six months ended June 30, 2025, there was no net cash used in or provided by financing activities.

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

We believe that, based on our current operating plan, our cash and cash equivalents as of June 30, 2026, combined with proceeds received from the Follow-On Financing subsequent to June 30, 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Lease Obligations

We lease space under an operating lease for administrative offices and lab space in Waltham, Massachusetts, which expires in December 2031.

The following table summarizes our contractual obligations and commitments as of June 30, 2026 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$6,516	$3,425	$2,458	$633

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

ADX-097—License Agreement – The Regents of the University of Colorado

In August 2017, Legacy Q32 entered into an exclusive license agreement, as amended in February 2018, September 2018, and April 2019 (the “Colorado License Agreement”) with The Regents of the University of Colorado (“Colorado”), pursuant to which we obtained worldwide, royalty-bearing, sublicensable licenses under certain patents and know-how owned by Colorado and Medical University of South Carolina (“MUSC”), relating to the research, development and commercialization of ADX-097. The licenses granted to us were exclusive with respect to certain patent families and know-how and non-exclusive with certain other patent families and know-how. The licenses granted to us were also subject to certain customary retained rights of Colorado and MUSC and rights of the United States government owing to federal funding giving rise to inventions covered by the licensed patents. We agreed to use commercially reasonable efforts to develop, manufacture and commercialize ADX-097, including by using commercially reasonable efforts to achieve specified development and regulatory milestones by specified dates.

In addition, we agreed to pay Colorado (i) development and sales milestone payments in an aggregate amount of up to $2.2 million per licensed product for the first three products, (ii) tiered royalty rates on cumulative net sales of licensed products in the low single digit percentages, (iii) 15% of sublicense income and (iv) ongoing fees associated with the prosecution, maintenance, or filing of the licensed patents. Our obligation to pay royalties to Colorado would commence, on a licensed product-by-licensed product and country-by-country basis, from the first commercial sale of a licensed product in any country and expires on the later of (i) the last to expire valid claim within the licensed patents covering such licensed product in such country, and (ii) 20 years following the effective date of the Colorado License Agreement, or April 2037, or the Royalty Term.

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

Our critical accounting policies are described under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies during the three months ended June 30, 2026 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring operating losses since inception. Our net loss for the six months ended June 30, 2026 and 2025 was $16.6 million and $20.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $221.5 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We will continue to incur costs associated with operating as a public company. We will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2026, combined with proceeds received from the Follow-On Financing subsequent to June 30, 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Our future success is substantially dependent on our, or our current or future strategic partners’, ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, bempikibart. We are investing a majority of our efforts and financial resources into the research and development of bempikibart. We are developing bempikibart to treat autoimmune and inflammatory diseases, with the aim of achieving the optimal balance of efficacy, tolerability and convenience for patients via infrequently administered subcutaneous doses. We have completed a Phase 1 double-blind, placebo-controlled, single ascending dose and multiple dose study to assess the safety, pharmacokinetic (“PK”) and pharmacodynamic (“PD”) of bempikibart after subcutaneous administration in healthy subjects. This study supported further evaluation of bempikibart, including through demonstration of a PK/PD profile supporting evaluation of every two-week subcutaneous dosing in clinical trials. Subsequent to this study, we advanced bempikibart into two Phase 2a clinical trials. The Phase 2a SIGNAL-AD trial evaluated the use of bempikibart (ADX-914) for the treatment of atopic dermatitis (“AD”) and the Phase 2a SIGNAL-AA trial is evaluating bempikibart for the treatment of alopecia areata (“AA”). We completed enrollment and dosing through the 12-week and 24-week periods for the SIGNAL-AD and SIGNAL-AA trials, respectively, and in December 2024, we announced topline data from both clinical trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trials and in October 2025, we announced completion of enrollment in Part B of the SIGNAL-AA Phase 2a clinical trial, and in May 2026, we announced that the first patient has been dosed in the OLE portion of Part B. In July 2026, we announced topline results from the Part B of the SIGNAL-AA Phase 2a signal finding clinical trial evaluating bempikibart (ADX-914) in patients with AA and the Part A open-label extension. The success of bempikibart may depend on having a comparable safety and efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) with patient-friendly administration (i.e., S.C. self-administration) to products currently approved or in development for the indications we plan to pursue.

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

We may ultimately discover that our technologies for our specific targets and indications and bempikibart and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. For our lead candidate, we currently have only data from our Phase 1 clinical trial and our Phase 2 Part A AA and AD clinical trials and our Phase 2a Part B AA clinical trial, and the same data or results may not be seen in larger, later-stage clinical trials. In addition, product candidates using investigational technologies and approaches may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies and bempikibart may interact with human biological systems in unforeseen, ineffective or possibly harmful ways.

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

Additionally, we have conducted, and may in future conduct, an “open-label” clinical trial. An open-label trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate. Such trials may test only the investigational product candidate and sometimes may do so at different dose levels. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in such trials are aware when they are receiving treatment. Open-label trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with our product candidates when studied in a controlled environment with a placebo or active control. In addition, we expect to rely on patients to provide feedback on measures which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient and from site to site within a clinical trial.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Recent CMS proposals, including the Global Benchmark for Efficient Drug Pricing (“GLOBE”), the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”), and the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”), which seek to incorporate most-favored nation (“MFN”) drug pricing into Medicare and Medicaid, could materially impact the Company’s revenue. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

We have collaborations and license agreements with third parties, including our existing license agreements with BMS and expect to collaborate with third parties in the future. We may not be successful in finding strategic collaborators for continuing development of certain of our future product candidates or successfully commercializing or competing in the market for certain indications.

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

In addition, we currently rely on foreign CROs and CDMOs, including WuXi Biologics, and will likely continue to rely on foreign CROs and CDMOs in the future. On December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern” (“BCCs”), and from expending federal loan or grant funds for such equipment or services. While WuXi Biologics is not currently listed as a BCC, earlier legislative drafts of the BIOSECURE Act explicitly identified WuXi as a BCC; and also on December 18, 2025, the chairmen of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi Biologics (and other companies, including WuXi Apptec, which is unrelated to WuXi Biologics) should be added to the Department of Defense’s 1260H list, which would result in these entities being designated as a BCC. As a result of this same letter, while WuXi Biologics was not named to the 1260H list, WuXi AppTec was added to the 1260H list. WuXi Apptec has challenged this designation in court, however, it is uncertain whether this challenge will be successful.

If WuXi Biologics, or any other of our current or future vendors with which we work are designated as BCCs, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all. In addition, BIOSECURE-related restrictions could adversely affect our ability to obtain U.S. government funding, enter into collaborations with parties that receive federal funds, attract investment, or ultimately commercialize any product candidates, which could materially harm our business, financial condition, and prospects. Although the BIOSECURE Act includes certain exceptions, waivers, and safe harbors, including a transition period for existing contracts following the issuance of implementing regulations, these provisions will be subject to agency interpretation and may be limited in scope or unavailable in particular circumstances. In addition, the BIOSECURE Act has not yet been fully implemented through final regulations, and the manner in which U.S. government agencies will interpret and enforce these restrictions remains uncertain. Any additional executive action, legislative action or potential sanctions with China could materially impact any Chinese vendor that we use and our agreements with them. In addition, foreign CDMOs may be subject to sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to manufacture our product candidates.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU AI Act entered into force on August 1, 2024, with its obligations phasing in over 3 years. Significant parts of the law (including high-risk system obligations) have been deferred as a result of the EU's Digital Omnibus reform to December 2027 and August 2028. As currently enacted and amended as part of the EU’s Digital Omnibus, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

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

As of June 30, 2026, we had 22 full-time employees, including 3 who hold Ph.D. degrees and 1 who holds an M.D. degree; 11 employees are engaged in research and development and 11 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to focus the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve had raised interest rates multiple times in response to concerns about inflation until recently, and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in July 2026, the U.S. imposed tariffs ranging from approximately 10% - 12.5% on virtually all imports to the U.S. The U.S. has also imposed significantly higher tariffs applicable to certain imports in select industries, including pharmaceuticals. These actions have resulted in other countries imposing additional tariffs on imports from the U.S., and may result in more retaliatory tariffs. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (“APIs”), raw materials, laboratory equipment and research materials and components. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including civil or political unrest or military conflicts such as between Russia and Ukraine, between the U.S. and Iran in the Middle East and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and commodity prices and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

If existing stockholders of Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2026, we had 23,736,600 shares of common stock outstanding. Stockholders are not restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

As of June 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 33.7% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Provided we continue to be listed on the Nasdaq Stock Market LLC, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market LLC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. We have incurred and will continue to incur substantial professional fees and internal costs to expand our accounting and finance functions with significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was also swept into receivership. The U.S. Department of Treasury, the Federal Reserve Board (the “Federal Reserve”), and the FDIC released a statement that indicated that all depositors of Silicon Valley Bank would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, FDIC and Federal Reserve have announced a program to provide up to $25 billion of loans to financial institutions secured by certain government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments and help address liquidity pressures that may arise. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

At this time, we hold the majority of our cash on deposit at Silicon Valley Bank (which has been assumed by First Citizens) and we have not experienced any adverse impact to our current and projected business operations, financial condition or results of operations as a result of the closure of Silicon Valley Bank or any other banks. We have diversified our cash deposit holdings between multiple financial institutions. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2026.

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

3.5	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed December 18, 2020 (File No. 001-38433)).
4.1	Form of Amendment No. 1 to Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed on May 5, 2026 (File No. 001-38433).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on May 27, 2026 (File No. 001-38433).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 27, 2026 (File No. 001-38433).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 27, 2026 (File No. 001-38433).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibits 101).

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

Q32 BIO INC.

Date: August 5, 2026	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: August 5, 2026	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President