Form 10-Q
period 2026-09-30
Q32 Bio Inc.
filed 2026-11-04
CIK 1661998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 29,923,882 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$289,587	$48,297
Prepaid expenses and other current assets	1,539	6,753
Total current assets	291,126	55,050
Property and equipment, net	827	979
Right-of-use asset, operating leases	4,601	5,100
Restricted cash and restricted cash equivalents	647	647
Total assets	$297,201	$61,776
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,109	$879
Accrued expenses and other current liabilities	4,058	4,232
Venture debt, current portion	—	6,235
Total current liabilities	5,167	11,346
Lease liability, net of current portion	4,364	4,943
Venture debt, net of current portion	—	3,473
Total liabilities	9,531	19,762
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized, 29,892,127 and 12,858,047 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	2
Additional paid-in capital	518,137	247,005
Accumulated deficit	(230,470)	(204,993)
Total stockholders’ equity	287,670	42,014
Total liabilities and stockholders’ equity	$297,201	$61,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$5,149	$3,555	$12,626	$15,841
General and administrative	5,511	4,022	14,874	13,136
Total operating expenses	10,660	7,577	27,500	28,977
Loss from operations	(10,660)	(7,577)	(27,500)	(28,977)
Loss on extinguishment of debt	—	—	(147)	—
Other income, net	1,738	188	2,170	1,068
Total other income	1,738	188	2,023	1,068
Net loss and comprehensive loss	$(8,922)	$(7,389)	$(25,477)	$(27,909)
Net loss per share—basic and diluted	$(0.26)	$(0.60)	$(1.11)	$(2.29)
Weighted-average common shares—basic and diluted	34,022,755	12,240,542	22,912,875	12,212,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2024	12,197,615	$2	$240,487	$(234,814)	$5,675
Stock-based compensation expense	—	—	1,342	—	1,342
Net loss	—	—	—	(11,031)	(11,031)
Balance as of March 31, 2025	12,197,615	$2	$241,829	$(245,845)	$(4,014)
Stock-based compensation expense	—	—	1,268	—	1,268
Net loss	—	—	—	(9,489)	(9,489)
Balance as of June 30, 2025	12,197,615	$2	$243,097	$(255,334)	$(12,235)
Issuance of common stock from RSU vesting	106,737	—	—	—	—
Stock-based compensation expense	—	—	1,176	—	1,176
Net loss	—	—	—	(7,389)	(7,389)
Balance as of September 30, 2025	12,304,352	$2	$244,273	$(262,723)	$(18,448)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	12,858,047	$2	$247,005	$(204,993)	$42,014
Issuance of common stock and pre-funded warrants in Registered Direct Offering, net of issuance costs	1,666,679	—	10,360	—	10,360
Issuance of common stock from RSU vesting	104,737	—	—	—	—
Stock-based compensation expense	—	—	1,548	—	1,548
Net loss	—	—	—	(7,609)	(7,609)
Balance as of March 31, 2026	14,629,463	$2	$258,913	$(212,602)	$46,313
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	6,725,000	1	53,354	—	53,355
Issuance of common stock pursuant to at-the-market offering, net of discounts and issuance costs	2,326,952	—	13,494	—	13,494
Issuance of common stock from option exercises	55,185	—	4	—	4
Stock-based compensation expense	—	—	1,685	—	1,685
Net loss	—	—	—	(8,946)	(8,946)
Balance as of June 30, 2026	23,736,600	$3	$327,450	$(221,548)	$105,905
Issuance of common stock and pre-funded warrants in Follow-On Financing, net of issuance costs	6,027,399	—	187,501	—	187,501
Issuance of common stock from option exercises	30,666	—	286	—	286
Issuance of common stock from RSU vesting	97,462	—	—	—	—
Stock-based compensation expense	—	—	2,900	—	2,900
Net loss	—	—	—	(8,922)	(8,922)
Balance as of September 30, 2026	29,892,127	$3	$518,137	$(230,470)	$287,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Q32 BIO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,477)	$(27,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance costs, net of accrued interest	(34)	143
Depreciation expense	259	301
Stock-based compensation expense	6,133	3,786
Non-cash lease expense	499	464
Loss on extinguishment of venture debt	147	—
Loss on impairment of equity investment	—	74
Change in fair value of CVR liability	—	(374)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,214	2,141
Other noncurrent assets	—	116
Accounts payable	210	(2,016)
Operating lease liability	(514)	(455)
Accrued expenses and other current liabilities	(273)	(3,634)
Net cash used in operating activities	(13,836)	(27,363)
Cash flows from investing activities:
Purchases of property and equipment	(52)	—
Net cash used in investing activities	(52)	—
Cash flows from financing activities:
Principal payments on venture debt	(3,125)	(1,563)
Payoff of venture debt	(6,696)	—
Proceeds from issuance of common stock and pre-funded warrants in Follow-On Financing, net of issuance costs	187,501	—
Proceeds from issuance of common stock and pre-funded warrants in Registered Direct Offering, net of issuance costs	10,360	—
Proceeds from issuance of common stock and pre-funded warrants in private placement, net of issuance costs	53,354	—
Proceeds from issuance of common stock pursuant to at-the-market offering, net of discounts and issuance costs	13,494	—
Proceeds from option exercises	290	—
Net cash provided by (used in) financing activities	255,178	(1,563)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	241,290	(28,926)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	48,944	78,612
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$290,234	$49,686
Supplemental disclosure of non-cash operating, investing and financing activities:
Interest payments on venture debt	$408	$750
Deferred transaction costs included in accrued expenses and other current liabilities	$65	$—
Property and equipment additions included in accounts payable	$20	$—
Property and equipment additions included in accrued expenses and other liabilities	$35	$—

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

Follow-On Financing

On July 16, 2026, pursuant to a shelf registration statement on Form S-3 (File No. 333-297027), the Company completed a public offering (the “Follow-On Financing”) wherein the Company sold 6,027,399 shares of its common stock, par value $0.0001 per share (the “common stock”), at a public offering price of $18.25 per share and pre-funded warrants to purchase up to 4,931,506 shares of its common stock at a public offering price of $18.2499 per pre-funded warrant. The Company received net proceeds of $187.5 million from the Follow-On Financing, after deducting underwriting discounts and commissions and offering expenses (see Note 3 for details surrounding the accounting for the pre-funded warrants).

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

ATM Offering Program

On March 27, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), with respect to an at-the-market (“ATM”) offering program pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through the Sales Agent. The shares offered and sold under the Sales Agreement are offered and sold pursuant to a shelf registration statement on Form S-3 (File No. 333-286491), which was filed with the SEC on April 11, 2025 and declared effective by the SEC on April 21, 2025 (the “2025 Shelf”). The Company filed a prospectus supplement with the SEC on March 27, 2026, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $14.2 million pursuant to the Sales Agreement. During the nine months ended September 30, 2026, the Company sold 2,326,952 shares of its common stock and received gross proceeds of $14.2 million pursuant to the ATM. On April 24, 2026, the Company filed an additional prospectus supplement with the SEC, pursuant to which the Company may offer and sell additional shares having an aggregate offering price of up to $75 million pursuant to the Sales Agreement. As of September 30, 2026, there have been no shares sold under this additional prospectus supplement.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, obtaining regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Programs currently under development will require significant additional research and development efforts, including preclinical and clinical testing, and will need to obtain regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales. Since its inception, the Company’s operations have been focused on organizing and staffing, business planning, raising capital, establishing the Company’s intellectual property portfolio and performing research and development of its product candidates, programs and platform. The Company has primarily funded its operations through public and private offerings of its common stock and with proceeds from the sale of convertible preferred stock, convertible notes, venture debt, the Company’s reverse merger (the “Merger”) with Homology Medicines, Inc. (“Homology”) and accompanying pre-closing financing and its former collaboration arrangement with Horizon.

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

As of September 30, 2026, the Company had an accumulated deficit of $230.5 million and cash and cash equivalents of $289.6 million. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenditures and capital expenditure requirements necessary to advance its research efforts and clinical trials for at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

The Company has incurred recurring operating losses since its inception. During the nine months ended September 30, 2026, the Company incurred a net loss of $25.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including those adjustments that are normal and recurring in nature, which are necessary for a fair statement of the Company’s financial position as of September 30, 2026, and consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or for any future period.

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

Restricted cash and restricted cash equivalents are comprised of deposits held by financial institutions used to collateralize letters of credit related to the Company’s lease arrangements.

The Company includes the restricted cash and restricted cash equivalents balance together with its cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.

Cash, cash equivalents, restricted cash and restricted cash equivalents consisted of the following (in thousands):

	September 30,
	2026	2025
Cash and cash equivalents	$289,587	$49,039
Restricted cash and cash equivalents	647	647
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$290,234	$49,686

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

3. Pre-Funded Warrants

On February 19, 2026, as part of the registered direct offering, the Company issued pre-funded warrants to purchase up to 1,025,654 shares of its common stock to a certain institutional investor at a price of $3.8999 per pre-funded warrant for gross proceeds of approximately $4.0 million. On May 28, 2026, as part of the Private Placement, the Company issued pre-funded warrants to purchase up to 150,000 shares of its common stock to a certain institutional investor at a price of $7.9999 per pre-funded warrant for gross proceeds of approximately $1.2 million. On July 16, 2026, as part of the Follow-On Financing, the Company issued pre-funded warrants to purchase up to 4,931,506 shares of its common stock at a public offering price of $18.2499 per pre-funded warrant for gross proceeds of approximately $90.0 million. The pre-funded warrants have an exercise price of $0.0001 per share and may be exercised at any time after the original issuance date. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. As of September 30, 2026, the pre-funded warrants have not been exercised.

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

4. Sale of Asset

On November 28, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Q32 Bio Operations Inc., a wholly-owned subsidiary of the Company (“Q32 Bio Operations” and, together with the Company, the “Seller”), and Akebia Therapeutics, Inc. (“Akebia”) pursuant to which the Seller sold to Akebia substantially all of the Seller’s assets related to the research, development, manufacture and commercialization of ADX-097 (the “ADX-097 Asset Sale”). As consideration for the ADX-097 Asset Sale, the Company received an upfront payment of $7.0 million on November 28, 2025, a payment of $3.0 million on May 28, 2026 upon the six-month anniversary of the closing, and a payment of $1.9 million on September 30, 2026 upon the achievement of the first milestone under the Asset Purchase Agreement. In addition to these payments, the Company is eligible to receive up to $580.0 million upon the achievement of additional specified milestones, including up to $92.5 million related to development and regulatory milestones and up to $487.5 million related to commercial milestones. The Company is also eligible to receive tiered royalties on potential future sales of ADX-097 ranging from low single-digit to mid-teen percentages of annual net sales. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.

The Company accounted for the transaction as an asset sale and recognized $11.7 million, comprised of $12.0 million in guaranteed upfront and near-term milestones less certain contractual offsets, as a gain on sale of asset included in other income (expense) in the consolidated statements of operations for the year ended December 31, 2025. The guaranteed near-term milestone payments less certain contractual offsets of $4.8 million were recorded as a short-term receivable included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of December 31, 2025. As of September 30, 2026, the short-term receivable balance was zero. Any future milestones and royalties will be recognized when achieved.

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

The tables below present information about the Company’s assets that are regularly measured and carried at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies.

Financial assets measured at fair value on a recurring basis as of September 30, 2026 are summarized as follows (in thousands):

Description	Balance as of September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$287,927	$287,927	$—	$—
Total cash equivalents	$287,927	$287,927	$—	$—
Total financial assets	$287,927	$287,927	$—	$—

Financial assets measured at fair value on a recurring basis as of December 31, 2025 are summarized as follows (in thousands):

Description	Balance as of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Money market funds	$46,941	$46,941	$—	$—
Total cash equivalents	$46,941	$46,941	$—	$—
Total financial assets	$46,941	$46,941	$—	$—

Money market funds

Money market funds were valued by the Company using quoted prices in active markets for identical securities, which represent a Level 1 measurement within the fair value hierarchy.

During the three and nine months ended September 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3 measurements. There have been no impairments of the Company’s assets measured and carried at fair value during the three and nine months ended September 30, 2026 and 2025.

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

7. Property and Equipment, Net

Property and equipment, net consisted of the following as of (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$1,382	$1,382
Furniture and fixtures	351	351
Computer equipment	89	89
Leasehold improvements	1,001	1,001
Assets not yet in service	107	—
Total property and equipment	2,930	2,823
Less accumulated depreciation	(2,103)	(1,844)
Property and equipment, net	$827	$979

Depreciation expense was approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2026, and $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2025. No impairment losses occurred in the three and nine months ended September 30, 2026 and 2025. The Company had no losses on disposal of fixed assets for the three and nine months ended September 30, 2026 and 2025.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of (in thousands):

	September 30, 2026	December 31, 2025
Amounts due under Asset Purchase Agreement	$—	$4,837
Payroll tax credit	555	555
Prepaid expenses	793	813
Prepaid external research and development	107	528
Deferred transaction costs	65	—
Other	19	20
Total prepaid expenses and other current assets	$1,539	$6,753

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation and related expenses	$1,819	$2,486
Accrued professional services and other	853	591
Accrued external research and development	628	462
Operating lease liability, current	758	693
Total accrued expenses and other current liabilities	$4,058	$4,232

10. Commitments and Contingencies

As of September 30, 2026, the Company had ongoing clinical studies in various clinical trial stages. Its most significant contracts relate to agreements with CROs for clinical trials and preclinical studies and CDMOs for manufacturing which the Company enters into in the normal course of business. The contracts with CROs and CDMOs are generally cancellable, with notice, at the Company’s option.

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

As of September 30, 2026, the Company’s headquarters lease had a weighted-average remaining lease term of 5.25 years and weighted average incremental borrowing rate of 7.5%.

Amounts reported in the unaudited condensed consolidated balance sheet for leases where the Company is the lessee as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Operating lease right-of-use assets	$4,601	$5,100
Total operating lease right-of-use assets	$4,601	$5,100
Liabilities:
Current:
Operating lease liabilities	$758	$693
Noncurrent:
Operating lease liabilities, net of current portion	4,364	4,943
Total operating lease liabilities	$5,122	$5,636

The following table summarizes operating lease costs for the nine months ended September 30, 2026 and 2025 (in thousands):

	September 30,
	2026	2025
Fixed lease costs	$819	$795
Variable lease costs	427	544
Total lease costs	$1,246	$1,339

Variable lease costs were primarily related to operating expenses, taxes and insurance associated with the operating lease, which were assessed based on the Company’s proportionate share of such costs for the leased premises. As these costs are generally variable in nature, they were not included in the measurement of the operating lease right-of-use asset and related lease liability. Total lease costs are included as operating expenses in the Company’s unaudited condensed consolidated statements of operations. Future minimum lease payments under non-cancelable lease agreement as of September 30, 2026 and a reconciliation to the carrying amount of the lease liabilities presented in the consolidated balance sheet are as follows (in thousands):

Minimum Rental Payments
2026	$272
2027	1,124
2028	1,158
2029	1,193
Thereafter	2,495
Total minimum lease payments	6,242
Less imputed interest	(1,120)
Total lease liability	$5,122
Lease liability, current portion	758
Lease liability, net of current portion	4,364
Total	$5,122

License Agreements

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

During the three and nine months ended September 30, 2026 and 2025, no events have occurred that would require payment of milestones, royalties or sublicense fees.

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

11. Debt

Venture Debt

In December 2020, the Company entered into a Loan and Security Agreement, as amended in June 2022, August 2022, December 2022, April 2023, July 2023, November 2023, March 2024 and July 2024 (the “Loan Agreement”), with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”) for a lending facility of up to $25.0 million. The Company received $5.0 million upon execution of the Loan Agreement which it repaid in July 2023, a $5.5 million term loan advance in July 2023 and a $7.0 million term loan advance in March 2024. On June 24, 2026, the Company repaid the remaining balance in the amount of approximately $6.8 million under the Loan Agreement, pursuant to a letter between the Company and SVB dated June 24, 2026 and recognized a loss on extinguishment of debt of $0.1 million in the nine months ended September 30, 2026. Accordingly, the Loan Agreement has been terminated.

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

Interest expense was $0.4 million for the nine months ended September 30, 2026 and $0.3 million and $0.9 million for the three and nine months ended September 30, 2025. There was no interest expense for the three months ended September 30, 2026 as the debt balance was repaid on June 24, 2026. The effective rate on the Loan Agreement, including the amortization of the debt discount and issuance costs was 9.45% at December 31, 2025. The components of the long-term debt balance are as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal amount of term loans	$—	$9,375
Unamortized debt discount and issuance costs	—	333
Carrying amount	—	9,708
Less current portion	—	(6,235)
Long-term debt, net	$—	$3,473

12. Common Stock

As of September 30, 2026, the Company’s Restated Certificate of Incorporation, as amended, authorized the Company to issue 400,000,000 shares of common stock, $0.0001 par value per share.

The Company has reserved the following shares of common stock for future issuance:

	As of September 30, 2026	As of December 31, 2025
Shares available for future issuance under the 2024 Stock Incentive Plan	1,219,792	1,997,963
Shares available for future issuance under the 2024 Employee Stock Purchase Plan	371,393	242,813
Shares reserved for stock option exercises	2,424,625	2,186,531
Shares reserved for vesting of restricted stock units	882,864	317,213
Shares reserved for pre-funded warrants	6,107,160	—
Shares reserved for warrants	18,144	18,144
	11,023,978	4,762,664

13. Stock-Based Compensation

2017 Stock Option and Grant Plan

Q32 Bio Operations Inc. (previously named Q32 Bio Inc. and referred to herein as Legacy Q32) adopted the 2017 Stock Option and Grant Plan and subsequent amendments (the “2017 Plan”) with 1,246,290 shares of common stock reserved for issuance to employees, directors, and consultants. The 2017 Plan allowed for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards and other stock awards. As of September 30, 2026, there were no additional shares available for future grant under the 2017 Plan.

2024 Stock Option and Incentive Plan

The Company’s 2024 Stock Option and Incentive Plan (the “2024 Plan”) became effective on March 25, 2024, and serves as successor to the 2017 Plan, as well as the Homology 2015 Stock Incentive Plan and the Homology 2018 Plan. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock or cash-based awards to officers, employees, directors and consultants of the Company. The 2024 Plan provides that the number of shares reserved and available for issuance under the 2024 Plan will automatically increase each January 1 by 5% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of September 30, 2026, there were 1,219,792 shares available for future grant under the 2024 Plan.

2024 Employee Stock Purchase Plan

The Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”) became effective on March 25, 2024. The 2024 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1 by the lesser of 241,677 shares, a number of shares equal 1% of the outstanding number of shares on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of September 30, 2026, there were 371,393 shares available for future grant under the 2024 ESPP. There were no shares issued under the 2024 ESPP during the nine months ended September 30, 2026 and 2025.

Stock Options

Stock options granted by the Company typically vest over a four-year period and have a ten-year contractual term. The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	2,186,531	$2.82	7.81	$1,567
Granted	397,743	$10.64
Exercised	(85,851)	$3.38
Cancelled	(73,798)	$10.06
Outstanding at September 30, 2026	2,424,625	$3.93	7.61	$11,908
Vested and expected to vest at September 30, 2026	2,424,625	$3.93	7.61	$11,908
Exercisable at September 30, 2026	1,730,673	$2.65	7.22	$9,755

The per share weighted-average grant date fair value of options granted in the nine months ended September 30, 2026 was $8.89. The total fair value of options vested during the nine months ended September 30, 2026 was $1.5 million. As of September 30, 2026, total unrecognized compensation costs to the unvested stock options were approximately $7.3 million, which is expected to be recognized over a weighted-average period of 2.1 years. The per share weighted-average exercise price of options cancelled in the nine months ended September 30, 2026 of $10.06 was impacted by the Option Repricing (defined below).

Stock Option Modifications

On February 23, 2025, the Company’s board of directors approved a stock option repricing (the “Option Repricing”), which was effective on February 24, 2025 (the “Repricing Date”). The Option Repricing applied to outstanding options to purchase shares of common stock of the Company granted under the Company’s 2017 Plan and 2024 Plan (collectively, “the Plans”), which, as of the Repricing Date, were held by current employees and non-employee directors of the Company and had an exercise price in excess of the current trading price of the common stock (so-called “underwater options”) with grant dates prior to February 23, 2025 (the “Eligible Options”). As of the Repricing Date, the Eligible Options were repriced such that the exercise price per share for such Eligible Options was reduced to the closing price of the common stock on the Nasdaq Global Market on the Repricing Date (the “Repriced Exercise Price”). The total number of shares of common stock underlying all Eligible Options was 1,871,416.

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

Restricted Stock Units

The fair values of restricted stock units (“RSUs”) are based on the fair market value of the Company’s common stock on the date of grant. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. In general,

RSUs vest annually in two or three equal installments. The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	317,213	$2.54
Granted	770,850	$8.64
Vested	(202,199)	$3.48
Forfeited	(3,000)	$2.54
Outstanding at September 30, 2026	882,864	$7.65

As of September 30, 2026, total unrecognized compensation costs to the unvested RSUs were approximately $5.3 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSUs vested during the nine months ended September 30, 2026 was $0.7 million.

On July 6, 2026, the Company’s board of directors approved the award of 762,000 performance-based restricted stock units (“PSUs”) to certain employees. The PSUs vest in twelve equal quarterly installments beginning July 1, 2026, subject to continued service and performance conditions. Fifty percent of the PSUs are tied to achievement of a financing milestone (the “Financing PSUs”) and fifty percent are tied to achievement of a clinical milestone (the “Clinical PSUs”). The financing milestone was achieved in July 2026.

Compensation expense for the Financing PSUs will be recognized over the requisite service period for each separately vesting tranche, based on its grant-date fair value. The Company recognized $1.2 million of stock-based compensation expense for the Financing PSUs during the three months ended September 30, 2026.

As of September 30, 2026, the performance condition underlying the Clinical PSUs had not been approved. Accordingly, the Clinical PSUs were not considered granted as of September 30, 2026. Further, as the performance condition will require board or compensation committee approval, the awards were not deemed authorized and no stock-based compensation expense has been recognized related to those awards. The Clinical PSUs have been excluded from the RSU activity table above. The grant date and fair value of the Clinical PSUs will be determined when the clinical milestone is established and approved.

Stock-Based Compensation Expense

The underlying assumptions used to value stock options granted using the Black-Scholes option-pricing model prior to the Option Repricing during the three months ended September 30, 2026 and the nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate range	4.30%	3.69%	3.79% — 4.30%	3.69% — 4.46%
Expected dividend rate	— %	— %	— %	— %
Expected term (years) range	6.06 — 6.11	6.11	5.23 — 6.11	5.23 — 6.11
Expected stock price volatility range	108.8% — 109.1%	93.7%	97.1% — 112.3%	93.7% — 95.8%

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

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$618	$184	$1,024	$730
General and administrative	2,281	992	5,109	3,056
Total stock-based compensation expense	$2,899	$1,176	$6,133	$3,786

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

15. Related Party Transactions

The Company has consulting and advisory agreements with certain investors and board members which are considered to be related party transactions. The Company did not incur expense for the three and nine months ended September 30, 2026 and 2025 related to services provided by these investors and board members.

No amounts were due to related parties at September 30, 2026 or December 31, 2025.

16. Income Taxes

The Company did not record a tax provision or benefit for the three and nine months ended September 30, 2026 and 2025.

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

17. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, including the shares of common stock underlying the pre-funded warrants, for the three and nine months ended September 30, 2026. Shares of common stock issuable upon exercise of the pre-funded warrants are considered outstanding for the purposes of computing basic net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date.

In computing diluted net loss per share, only potential shares of common stock that are dilutive are included. For the three and nine months ended September 30, 2026 and 2025, the Company’s potentially dilutive securities, which include stock options, RSUs and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	2,424,625	1,863,547	2,424,625	1,863,547
Restricted stock units	882,864	320,213	882,864	320,213
Warrants to purchase common stock	18,144	18,144	18,144	18,144

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

The following table presents reportable segment net loss, including significant expenses regularly provided to the CODM, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expense by program:
Bempikibart	$2,805	$1,122	$6,523	$5,693
ADX-097	—	275	—	1,758
Discovery and other	—	17	15	106
Personnel-related costs (excluding stock-based compensation)	2,634	2,645	7,861	10,029
Other G&A expenses	2,185	2,233	6,585	7,171
Interest income, net	(1,705)	(220)	(2,143)	(875)
Other segment items (1)	3,003	1,317	6,636	4,027
Total segment net loss	$8,922	$7,389	$25,477	$27,909

(1) Other segment items are included in order to reconcile to total segment net loss. Other segment items include non-cash items such as depreciation and amortization expense, stock-based compensation expense and the change in fair value of contingent value rights.

19. Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are issued for potential recognition or disclosure in the financial statements. The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2026 through the date the financial statements were issued to ensure that these financial statements include appropriate disclosure of events both recognized in the financial statements as of September 30, 2026 and events which occurred subsequently but were not recognized in the financial statements, and there were no material subsequent events requiring disclosure.

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

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “Legacy Q32” refers to the business and operations of Q32 Bio Operations Inc. (previously Q32 Bio Inc.) and its consolidated subsidiaries prior to the Merger, and references to “the Company,” “we,” “us,” “our” and other similar terms refer to the business and operations of Q32 Bio Inc. (previously Homology Medicines, Inc., “Homology”) and its consolidated subsidiary following the Merger.

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

We announced completion of enrollment in the SIGNAL-AA Part B clinical trial in October 2025. In May 2026, we announced that the first patient had been dosed in the OLE portion of Part B. Dosing of eligible patients into the OLE remains ongoing. We expect to report OLE results in the second half of 2027.

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
•
40.0% (10/25) of patients in the mITT analysis and 30.3% (10/33) of patients in the intent-to-treat (“ITT”) analysis of all enrolled patients achieved a SALT-20 response. Achievement of a SALT-20 response was observed in patients with both severe and very severe disease.
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

We observed changes in biomarkers consistent with the IL-7Rα mechanism and activity mediated by both the TSLP and IL-7 receptors. In SIGNAL-AA Part B, we continued to observe meaningful decreases in key Th2 biomarkers of TARC, IgE, and eosinophils, each suggestive of potent TSLP inhibition. In addition, we observed a decrease in absolute lymphocyte and CD3+ T cell numbers, as well as a reduction in IFNg, IL-17, IL-6 and TNFa serum levels, suggestive of potent IL-7 inhibition. There was no observed increase in infection risk resulting from these lymphocyte changes.

In September 2026, we presented initial findings from the 16-week off-drug follow-up period from Part B of the SIGNAL-AA program:

•
In total, 18 patients entered the 16-week off-drug period. At the 16-week off-drug time point, 44% of patients achieved a SALT-20 response, 61% achieved SALT30 response, and 50% achieved SALT50 response.
•
Of the patients who entered the off-drug follow-up period, 12 patients had demonstrated hair growth by the end of the treatment period at Week 36. Maintenance of response (with maintenance defined as a less than 20-point SALT score worsening from the last on-treatment value) was observed in 100% of these patients and deepening of response was observed in 42% of these patients. Mean SALT score in these patients remained stable through 16-weeks off-drug.
•
In the 16-week off-drug follow-up period, one patient who achieved a SALT-10 at Week 36 achieved complete hair growth (SALT = 0) and two additional patients who achieved a SALT-20 at Week 36 had a deepening of response and achieved a SALT-10.
•
One latent responder during the 36-week treatment period converted to a response, achieving a SALT-20, at the end of the 16-week off-drug period.

We intend to advance bempikibart into a registration-directed program in the first half of 2027 following planned regulatory discussions in the fourth quarter of 2026.

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

ADX-914-XL

In addition to bempikibart, we are also advancing ADX-914-XL, a half-life extended fully human anti-IL-7Rα antibody designed to re-regulate adaptive immune function by blocking IL-7 and TSLP signaling. Developed using half-life extension technology, ADX-914-XL is designed to provide the clinical activity and safety profile observed to date with bempikibart while offering an extended dosing schedule. ADX-914-XL is in preclinical development.

ADX-097

ADX-097, a Phase 2 asset from our proprietary tissue-targeted complement inhibitor platform, is a humanized anti-C3d monoclonal antibody (“mAb”) fusion protein that completed Phase 1 clinical trials. In February 2025, we announced a corporate restructuring to focus on the advancement of bempikibart for the treatment of patients with AA. In November 2025, we sold to Akebia Therapeutics, Inc. (“Akebia”) substantially all of our assets related to the research, development, manufacture and commercialization of ADX-097 (the “ADX-097 Asset Sale”). Following the ADX-097 Asset Sale, Akebia is now responsible for any future development and commercialization of ADX-097. As consideration for the ADX-097 Asset Sale, we received an upfront payment of $7.0 million, a payment of $3.0 million on the six-month anniversary of the transaction and a milestone payment of $1.9 million upon the achievement of the first milestone under the Asset Purchase Agreement, which occurred in the third quarter of 2026. In addition to these payments, we are eligible to receive up to $580 million upon the achievement of specified milestones, including up to $92.5 million related to development and regulatory milestones and up to $487.5 million related to commercial milestones. We are also eligible to receive tiered royalties on potential future sales of ADX-097 ranging from low single-digit to mid-teen percentages of annual net sales. The royalties will expire on a country-by-country basis on the later to occur of (a) the date of expiration of the last-to-expire valid claim of any transferred patent right that covers such product in such country, and (b) the tenth anniversary of the first commercial sale of such product.

ADX-096/Complement Inhibitor Platform

In addition to ADX-097, we developed a proprietary tissue-targeted complement platform, which is designed to inhibit complement activation in the tissue while minimizing systemic complement blockade, a key differentiator versus current complement therapeutics. Other assets developed from our proprietary platform include ADX-096, a C3d mAb – CR11-10 fusion protein with preclinical data supportive of its use in ophthalmologic indications as well as potential utility in a broad range of other indications, and C3d mAb fusions and convertase targeted nanobodies designed for tissue-targeted complement inhibition.

We retain the rights to our wholly owned tissue-targeted complement inhibitor platform, including ADX-096 and other remaining early-stage assets, and are continuing to evaluate strategic options for these programs.

Corporate Updates

On July 16, 2026, pursuant to a shelf registration statement on Form S-3 (File No. 333-297027), we completed a public offering (the “Follow-On Financing”) wherein we sold 6,027,399 shares of our common stock, par value $0.0001 per share (the “common stock”), at a public offering price of $18.25 per share and pre-funded warrants to purchase up to 4,931,506 shares of our common stock at a public offering price of $18.2499 per pre-funded warrant. We received net proceeds of $187.5 million from the Follow-On Financing, after deducting underwriting discounts and commissions and offering expenses.

On June 24, 2026, we repaid the remaining balance in the amount of approximately $6.8 million under our Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), pursuant to a Pay-Off Letter between us and SVB dated June 24, 2026. Accordingly, the Loan Agreement has been terminated.

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

On March 27, 2026, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), with respect to an at-the-market (“ATM”) offering program pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock through the Sales Agent. The shares offered and sold under the Sales Agreement are offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-286491), which was filed with the SEC on April 11, 2025 and declared effective by the SEC on April 21, 2025. We filed a prospectus supplement with the SEC on March 27, 2026, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $14.2 million pursuant to the Sales Agreement. During the nine months ended September 30, 2026, we sold 2,326,952 shares of our common stock and received gross proceeds of $14.2 million pursuant to the ATM. On April 24, 2026, we filed an additional prospectus supplement with the SEC, pursuant to which we may offer and sell additional shares having an aggregate offering price of up to $75 million pursuant to the Sales Agreement. As of September 30, 2026, there have been no shares sold under this additional prospectus supplement.

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

Financial Overview

As of September 30, 2026, we had cash and cash equivalents of $289.6 million. We expect that our cash and cash equivalents as of September 30, 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. This estimate is based on assumptions that may prove to be wrong, and we could use our capital resources sooner than currently anticipated.

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

Other Income, net

Other income consists of interest income primarily earned on money market fund accounts and interest expense related to our debt obligations.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$5,149	$3,555	$1,594
General and administrative	5,511	4,022	1,489
Total operating expenses	10,660	7,577	3,083
Loss from operations	(10,660)	(7,577)	(3,083)
Other income, net	1,738	188	1,550
Total other income	1,738	188	1,550
Net loss and comprehensive loss	$(8,922)	$(7,389)	$(1,533)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$2,805	$1,122	$1,683
ADX-097	—	275	(275)
Discovery and other	—	17	(17)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	1,787	1,545	242
Indirect research and development expense	557	596	(39)
Total research and development expenses	$5,149	$3,555	$1,594

Research and development expenses were $5.1 million for the three months ended September 30, 2026, compared to $3.6 million for the three months ended September 30, 2025. The increase in direct research and development expenses was primarily due to an increase of $1.7 million in spend related to our bempikibart program, driven by increased manufacturing and clinical costs as we advance bempikibart toward a registration-directed trial expected to begin in the first half of 2027, as well as preclinical development costs for ADX-914-XL. These increases were partially offset by a decrease of $0.3 million in ADX-097 expenses due to the sale of ADX-097 to Akebia in November 2025.

The increase in personnel-related and consulting costs was primarily related to higher stock-based compensation expense partially offset by lower headcount in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Personnel-related and consulting costs for the three months ended September 30, 2026 and 2025 included stock-based compensation expense of $0.6 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended September 30, 2026, compared to $4.0 million for the three months ended September 30, 2025. The increase of $1.5 million was primarily due to higher stock-based compensation expense and other employee-related costs in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Other Income, net

Other income, net was $1.7 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025. The increase of $1.5 million was primarily due to higher average cash balance resulting in higher interest income for the three months ended September 30, 2026. Also, other income, net for the three months ended September 30, 2025 includes interest expense related to our venture debt that was repaid in June 2026.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$12,626	$15,841	$(3,215)
General and administrative	14,874	13,136	1,738
Total operating expenses	27,500	28,977	(1,477)
Loss from operations	(27,500)	(28,977)	1,477
Loss on extinguishment of debt	(147)	—	(147)
Other income, net	2,170	1,068	1,102
Total other income	2,023	1,068	955
Net loss and comprehensive loss	$(25,477)	$(27,909)	$2,432

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Direct research and development expense by program:
Bempikibart	$6,523	$5,693	$830
ADX-097	—	1,758	(1,758)
Discovery and other	15	106	(91)
Unallocated expenses:
Personnel-related and consulting (including stock-based compensation)	4,427	6,321	(1,894)
Indirect research and development expense	1,661	1,963	(302)
Total research and development expenses	$12,626	$15,841	$(3,215)

Research and development expenses were $12.6 million for the nine months ended September 30, 2026, compared to $15.8 million for the nine months ended September 30, 2025. The decrease in direct research and development expenses was primarily due to a decrease of $1.8 million in ADX-097 expenses due to the sale of ADX-097 to Akebia in November 2025, partially offset by an increase of $0.8 million in bempikibart manufacturing and clinical costs as we advance bempikibart toward a registration-directed trial expected to begin in the first half of 2027.

The decrease in personnel-related and consulting costs was primarily related to lower headcount in the nine months ended September 30, 2026 as compared to the prior year associated with the restructuring plan in February 2025. Personnel-related and consulting costs for the nine months ended September 30, 2026 and 2025 included stock-based compensation expense of $1.0 million and $0.7 million, respectively.

General and Administrative Expenses

General and administrative expenses were $14.9 million for the nine months ended September 30, 2026, compared to $13.1 million for the nine months ended September 30, 2025. The increase of $1.7 million was primarily due to higher stock-based compensation expense and other employee-related costs in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, partially offset by lower corporate legal and audit fees.

Loss on Extinguishment of Debt

On June 24, 2026, we repaid the remaining balance of the venture debt in the amount of approximately $6.8 million and recognized a loss on extinguishment of debt of $0.1 million in the nine months ended September 30, 2026.

Other Income, net

Other income, net was $2.2 million for the nine months ended September 30, 2026, compared to $1.1 million for the nine months ended September 30, 2025. Other income, net for the nine months ended September 30, 2026 included interest income of $2.7 million, partially offset by interest expense related to our venture debt of $0.4 million. Other income, net for the nine months ended September 30, 2025 included interest income of $1.8 million, as well as a gain recorded for the change in fair value of the liability recorded for the contractual contingent value rights (each, a “CVR”) issued by Homology to its stockholders of record immediately prior to the effective time of the Merger of $0.4 million. These amounts are partially offset by interest expense related to our venture debt of $0.9 million. The overall increase in other income, net of $1.1 million was primarily related to higher interest income in the current year due to higher average cash balances as well as lower interest expense related to our venture debt that was repaid in June 2026.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through public and private offerings of our common stock and pre-funded warrants, sales of convertible preferred stock and convertible notes, venture debt, the Merger with Homology and accompanying pre-closing financing and payments under our former collaboration arrangement with Horizon. From inception through September 30, 2026, we raised $264.7 million in aggregate cash proceeds, net of issuance costs, through public and private offerings of our common stock and pre-funded warrants and $136.0 million in aggregate cash proceeds, net of issuance costs, from the sales of our convertible preferred stock and convertible notes. In addition, we received $55.0 million in payments under the Horizon Collaboration Agreement, $12.5 million in proceeds from our venture debt, $61.3 million, net of issuance costs, in connection with the Merger with Homology, $42.0 million pursuant to the pre-closing financing and $11.9 million pursuant to the ADX-097 Asset Sale. We repaid the remaining balance of the venture debt in June 2026. As of September 30, 2026, we had cash and cash equivalents of $289.6 million.

Going Concern

We have incurred significant operating losses since inception and, as of September 30, 2026, had an accumulated deficit of $230.5 million. We expect negative cash flows from operations and net losses for the foreseeable future as we continue to invest significantly in research and development of our product candidates and platform. We have not yet commercialized any product and do not expect to generate revenue from sales of any products for several years, if at all.

As of September 30, 2026, we had cash and cash equivalents of $289.6 million. We expect that our cash and cash equivalents as of September 30, 2026 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than management expects. We expect to seek to raise additional capital through private or public equity or debt financings, loans or other capital sources, which could include collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants, and may be required to seek additional capital sooner than planned. However, there can be no assurances that we will be able to raise additional capital from these sources on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(13,836)	$(27,363)
Net cash used in investing activities	(52)	—
Net cash provided by (used in) financing activities	255,178	(1,563)
Increase/(decrease) in cash, cash equivalents and restricted cash	$241,290	$(28,926)

Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support our business. We have historically experienced negative cash flows from operating activities as we invested in developing clinical programs, drug discovery efforts and related infrastructure.

For the nine months ended September 30, 2026, net cash used in operating activities was $13.8 million, which was primarily utilized for the funding of our operating expenses of $27.5 million as we incurred expenses associated with research and development activities including clinical trial activities associated with our bempikibart program. Non-cash expenses include stock-based compensation expense of $6.1 million, non-cash lease expenses of $0.5 million and depreciation expense of $0.3 million. The change in net operating assets and liabilities was primarily attributable to a decrease in prepaid expenses and other current assets of $5.2 million driven by the receipt of milestone payments from Akebia and an increase in accounts payable of $0.2 million, partially offset by a decrease in the operating lease liability of $0.5 million and a decrease in accrued expenses and other current liabilities of $0.3 million.

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

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities consisted of purchases of property and equipment. There was no net cash used in or provided by investing activities for the nine months ended September 30, 2025.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities consisted of $187.5 million of proceeds from the issuance of common stock and pre-funded warrants pursuant to the Follow-On Financing, net of issuance costs, $53.4 million of proceeds from the issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs, $13.5 million of proceeds from issuance of common stock pursuant to ATM, net of discounts and issuance costs, $10.4 million of proceeds from the issuance of common stock and pre-funded warrants in the Registered Direct Offering, net of issuance costs, slightly offset by $6.7 million for the payoff of the remaining balance on our venture debt and payments of $3.1 million of principal payments made pursuant to our venture debt.

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

We believe that, based on our current operating plan, our cash and cash equivalents as of September 30, 2026 will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. Management based its projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Lease Obligations

We lease space under an operating lease for administrative offices and lab space in Waltham, Massachusetts, which expires in December 2031.

The following table summarizes our contractual obligations and commitments as of September 30, 2026 (in thousands):

	Payments Due by Period
	Total	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligation	$6,242	$3,450	$2,476	$316

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

Our critical accounting policies are described under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to our critical accounting policies during the three months ended September 30, 2026 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 and, based on this evaluation, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring operating losses since inception. Our net loss for the nine months ended September 30, 2026 and 2025 was $25.5 million and $27.9 million, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $230.5 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We will continue to incur costs associated with operating as a public company. We will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2026, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through topline Phase 3 results of bempikibart from our planned registration-directed program. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Our future success is substantially dependent on our, or our current or future strategic partners’, ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, bempikibart. We are investing a majority of our efforts and financial resources into the research and development of bempikibart. We are developing bempikibart to treat autoimmune and inflammatory diseases, with the aim of achieving the optimal balance of efficacy, tolerability and convenience for patients via infrequently administered subcutaneous doses. We have completed a Phase 1 double-blind, placebo-controlled, single ascending dose and multiple dose study to assess the safety, pharmacokinetic (“PK”) and pharmacodynamic (“PD”) of bempikibart after subcutaneous administration in healthy subjects. This study supported further evaluation of bempikibart, including through demonstration of a PK/PD profile supporting evaluation of every two-week subcutaneous dosing in clinical trials. Subsequent to this study, we advanced bempikibart into two Phase 2a clinical trials. The Phase 2a SIGNAL-AD trial evaluated the use of bempikibart (ADX-914) for the treatment of atopic dermatitis (“AD”) and the Phase 2a SIGNAL-AA trial is evaluating bempikibart for the treatment of alopecia areata (“AA”). We completed enrollment and dosing through the 12-week and 24-week periods for the SIGNAL-AD and SIGNAL-AA trials, respectively, and in December 2024, we announced topline data from both clinical trials, as well as our intention to advance bempikibart for the treatment of AA. In April 2025, we announced dosing of the first patients in both the Part A open-label extension and Part B of the SIGNAL-AA Phase 2a clinical trials and in October 2025, we announced completion of enrollment in Part B of the SIGNAL-AA Phase 2a clinical trial, and in May 2026, we announced that the first patient has been dosed in the OLE portion of Part B. In July 2026, we announced topline results from the Part B of the SIGNAL-AA Phase 2a signal finding clinical trial evaluating bempikibart (ADX-914) in patients with AA and the Part A open-label extension. In September 2026, we presented initial findings from the 16-week off-drug period from Part B of the SIGNAL-AA Phase 2a signal finding clinical trial evaluating bempikibart (ADX-914) in patients with AA. The success of bempikibart may depend on having a comparable safety and efficacy profile and a more favorable dosing schedule (i.e., less frequent dosing) with patient-friendly administration (i.e., S.C. self-administration) to products currently approved or in development for the indications we plan to pursue.

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

The current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees at various federal agencies, including the FDA. Currently, most federal agencies in the U.S. are funded through December 11, 2026. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve regulatory submissions and NIH’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, layoffs and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We have conducted and may in the future choose to conduct clinical trials for our product candidates outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of an IND or marketing application which would adversely affect our development and approval plans. If the FDA does not accept the data from any trial that we conduct outside the U.S., it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the U.S. or to continue such trials once initiated. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly, and the FDA has recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. CMS has advanced several initiatives incorporating most-favored nation (“MFN”) pricing principles into federal drug reimbursement, including the Global Benchmark for Efficient Drug Pricing (“GLOBE”) model for Medicare Part B, which was finalized in October 2026 as a mandatory CMS Innovation Center payment model effective November 30, 2026, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, which remains a proposed rule that has not been finalized, and the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) model, a voluntary MFN framework for Medicaid Drug Rebate Program participants, each of which could materially impact our revenue. Each of these models may be subject to legal challenges that could delay or modify their implementation, and the implementation of such cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

As of September 30, 2026, we had 25 full-time employees, including 4 who hold Ph.D. degrees and 2 who hold M.D. degrees; 13 employees are engaged in research and development and 12 employees in management or general and administrative activities. In connection with the growth and advancement of our pipeline and operating as a public company, we expect to focus the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems and continue to retain qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, international tariffs and uncertainty about economic stability. The Federal Reserve had raised interest rates multiple times in response to concerns about inflation until recently, and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. In addition, in July 2026, the U.S. imposed tariffs ranging from approximately 10% - 12.5% on virtually all imports to the U.S. The U.S. has also imposed significantly higher tariffs applicable to certain imports in select industries, including pharmaceuticals. The U.S. is conducting, or has recently concluded, investigations that result in additional broad-based and sector-specific tariffs. Imports from China continue to be assessed further elevated tariffs. These actions have resulted in other countries imposing additional tariffs on imports from the U.S., and may result in more retaliatory tariffs. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (“APIs”), raw materials, laboratory equipment and research materials and components. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Similarly, global geopolitical disruptions, including civil or political unrest or military conflicts such as between Russia and Ukraine, between the U.S. and Iran in the Middle East and U.S.’s rising tensions with China have created extreme volatility in the global capital markets and commodity prices and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

If existing stockholders of Q32 sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2026, we had 29,892,127 shares of common stock outstanding. Stockholders are not restricted from selling shares of our common stock held by them, other than by applicable securities laws. In addition, shares of common stock that are subject to outstanding options or warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

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

As of September 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 27.3% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Should we fail to satisfy continued listing requirements of the Nasdaq Capital Market (“Nasdaq”), Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from Nasdaq for any reason, and are quoted on the over-the-counter bulletin board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c)

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended September 30, 2026.

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

Q32 BIO INC.

Date: November 4, 2026	By:	/s/ Jodie Morrison
Jodie Morrison
Chief Executive Officer and Director

Date: November 4, 2026	By:	/s/ Lee Kalowski
Lee Kalowski
Chief Financial Officer and President